Form 10-K
period 1999-06-30
VIOLA GROUP INC
filed 1999-09-28
CIK 716749

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549. Fiscal year ended June 30, 1999 THE VIOLA GROUP INC. (Exact name of registrant as specified in its charter) New York State of Incorporation Commission File # 0-12493 13-3134389 (IRS Employer I.D. Number) 1653 Haight Avenue, Bronx, New York 10461-1503. (Address of Principal Executive Offices) (Zip Code) Registrant's Telephone number with area code: (718) 409-6599. Securities filed pursuant to Section 12(g) of the Act Common, $.01 par value (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. NO____. As of August 17, 1999, the aggregate market value of The Viola Group, Inc. common stock held by non-affiliates of the registrant was $ 98,000. As of August 17, 1999, The Viola Group, Inc. has 2,000,000 shares of common stock outstanding. PART I ITEM 1. BUSINESS The Company was organized under the laws of the State of New York on October 14, 1982. The Company went public, through a registered offering, (Regulation A), in 1984. It is the registrant's intention to either merge with an operating company (with the acquisition /merger candidate's management in operating and stock ownership control) or to effect an LBO, using its tax loss carry forward and status as a public entity as two of its selling points to consummate either transaction. The company operated initially and is again operating, as a Corporate Financial Consulting Company for leveraged acquisition transactions, to achieve either of the above-mentioned options. Should the LBO "Principal" option be undertaken, third party cash flow loans and subordinated debt financing will be necessary. Should the registrant undertake a leveraged buyout, it will do so as a controlling principal for its own account. History Historically, two leveraged acquisition principal transactions were successfully consummated. In 1984 the assets of Michel's Designs, Inc. (a contract printer of wall coverings) were purchased for cash and notes. During 1986, the assets of Heko Art Company, Inc. (a designer - manufacturer of custom wall covering lines) were acquired, also for cash and notes. Both acquisitions were consolidated to eliminate redundant functions and expenses. During a strategic change in operating philosophy by The Viola Group, Inc., from contract printer to developer - manufacturer of its own designer wall covering lines, the cancellation of a national wall coverings line by a significant contract client caused significant financial problems for the company including contract defaults with suppliers, and a cash flow squeeze. All supply inventories, direct labor and fixed and variable production costs for the line were already completed, (expensed), prior to its cancellation; causing the depletion of cash and other liquid short - term assets and the eventual termination of business, for lack of these assets. The registrant had no additional capital alternatives available because of losses and illiquidity of its common stock. Plan of Operation The company is being reorganized for the purposes of providing a vehicle with "public" status for merger with a privately held business, including divestitures from a public or private company. Management believes that subsequent to a successful merger or LBO acquisition, favorable attributes of the registrant can facilitate the listing of the company's common stock in the NASDAQ Market System. Among the favorable attributes available, (should an LBO be effected by the registrant, as the surviving principal in the transaction with similar control shareholders), is a net operating loss carry forward of $375,000, (to shelter initial acquisition earnings) and a goodly number of shareholders (approx. 200), towards the NASDAQ listing requirements. While management will take every precaution, through the careful structuring of any transaction, not to trigger unfavorable tax consequences, (i.e. the loss of part or all of the NOL tax shelter), it can not guarantee that its efforts will be successful. Should a LBO be undertaken with the registrant as the survivor, (option 1 in the Business Section), present management and directors, in conjunction with potential participating executives, will review all transactions. Existing and potential management will work to structure a transaction where non equity (preferred and debt), and quasi - equity, (warrants with exercise or call provisions not less than one year) are used so that existing shareholders and the participating partners will not have their equity percentages diluted. In the case of a reverse merger alternative, where an investment meeting the registrant's general merger criteria for a reverse merger is found, (versus the management buyout, registrant as survivor alternative), if the two alternatives produce candidates at the same time, the transaction that produces a rollup of significant size and the highest market capitalization, will be consummated. This should produce less dilution, (less shares issued at higher prices), more earnings per share and an even higher stock price, long term. The company's business objective will be to seek long-term growth potential in a business combination venture rather than to seek immediate, short - term earnings. The company will not restrict its search to any specific business, industry or geographical location. The company does not currently engage in any business activities, which provide any cash flow. ITEM 2. PROPERTIES: The registrant, is a restructured, public company with venture capital objectives: namely to seek a business combination (s) in the form of established businesses with excellent prospects that can be purchased, (as divestitures from public or private businesses), or through a reverse merger where the operating company is the surviving entity. The former is our primary objective. The registrant does not presently own any such businesses described in paragraph one, nor is it currently negotiating with any such business(es) for their purchase or merger. The review process of those potential acquisitions is as follow: personal inspection of the candidate, by current management and any other specific industry consultant that is necessary, the examination of certified financial statements, (including balance sheets, income statements and statements of cash flow and stockholders equity), and the joint production, (with existing management), of pro - forma sales and earnings estimates to justify the purchase price and to obtain an estimate of market capitalization at the post-merger phase of the transaction. The company anticipates that the selection and consummation of a business combination will be complex and carry various risks with it. There can be no guarantees as to its success.
2
ITEM 3. LEGAL PROCEEDINGS: In accordance with the "Provision 103 of Reg. S-K; there are no material pending legal proceedings to which the registrant is a part. Federal Taxes: There are currently no open Internal Revenue Claims against the registrant. States Taxes: Mr. Arthur D. Viola, President of the registrant has personally paid all the open state tax liabilities the registrant had opened. The only obligation still open is $6,800 representing the cumulative yearly incorporation taxes (for the years 1990-1999), that must be paid to reinstate the company in good standing within the state of its incorporation, New York State. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY PREEMPTIVE, CONVERSION AND REDEMPTIVE RIGHTS: None of the holders of the common stock issued have any preemptive rights, conversion rights or redemptive rights. NON - CUMULATIVE VOTING: The common stock outstanding is fully paid and non-assessable. (a) There are no redemptive or sinking fund provision or liability to further calls or to assessment by the registrant on any of the common stock issued and outstanding. (b) The rights of the holders of the common stock may not be modified other wise than by a vote of a majority or more of the common stock outstanding, voting as a class. (c) There is no restriction on the repurchase or redemption of shares by registrant. (d) No other class of stock or other security or the provisions of any contract or other document materially limit or qualify the rights evidenced by the securities to be registered. No other securities, (other than the $.01 par value common stock) are being Registered with the filing of this document.
PART II Item 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS At the present time of this filing, there is no public trading market for the common, $.01 par value shares. At present, the time of this filing, there is no public trading market for the In accordance with the '34 Act, the common $.01 par value shares are the class of security being registered. Presently there are 2,000,000 of these common shares issued and outstanding. No common shares are subject to outstanding options, warrants or convertible securities. At the date of this filing, there are 188 holders of record of the Common $.01 par value shares. No transactions, business combinations or other reorganizations are currently contemplated that would alter the percentage of present holdings of the registrant's common equity owned by shareholders, or cause the issuance of other types of securities other than the common stock. No dividends have ever been paid, nor are they likely to be paid in the foreseeable future, because the company wishes to attempt to build its equity. RECENT SALES OF UNREGISTERED SECURITIES: The company has sold no shares of unregistered common stock since the last SEC filing. DESCRIPTION OF REGISTRANT'S REGISTERED SECURITIES: The capital stock to be registered is common, $.01 par value stock, of which two million shares are authorized and presently outstanding. The company will take the necessary steps required to file the Corporate Charter amendment with New York State to increase the authorized number of common shares from 2 million to 10 million and authorize other securities, (preferred stock), in order to provide securities for proposed public offering and for a merger, acquisition or compensation plan. These shares have right to receive dividends. To date no dividends have been paid, nor are they contemplated in the near future. It takes a majority of shares to elect the board of directors. The common shares have no liquidation rights. ITEM 6. SELECTED FINANCIAL DATA FOR FISCAL YEARS ENDING JUNE 30
	1999	1998	1997	1996	1995
Net Sales	0	$3.0	0	0	0
Income (loss) From Continuing Operations:	0	2.9	0	(8.1)	(8.1)
Loss per Common Share:	0	0	0	0	0
Total Assets:	1.1	2.2	1.3	7.3	0
Long Term Obligations:	0	0	0	0	0
Redeemable Preferred Stock:	0	0	0	0	0
Cash Dividends per Share:	0	0	0	0	0
Note: (1) All figures above are in (000)'s, except for per share figures (2) The footnotes to the Certified Financial Statements accompanying this Form 10-K filing are an integral part in understanding this summary of Selected Financial Data. Please refer to them.
3
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCES The company will attempt to raise funds either through a private placement of common stock to sophisticated individuals and institutions, or through the creation of a securities package with the underlying asset(s) and cash flow supporting the debt service and equity securities values. While the higher risks associated with option one mentioned above may be commensurate with the reward, they must be stated: risks associated with remaining the surviving, independent entity are risks of general economic conditions, rapid technological advancement being made in some industries and the expected high leverage that will be associated with a principal trans-action in the case of a reverse merger, the existing equity shareholders would be greatly diluted. The merger business combination candidate will be reluctant to give up significant equity in his business on a merger with a public vehicle that does not have any cash. In the case of this option, it will only be contemplated if it creates long -term benefits with a much stronger and larger entity, eventually, than the registrant can achieve for stockholders as an independent, surviving corporation making its own acquisition. The analysis of business combinations will be a team effort by the officers, directors and part -time operations consultants to the registrant. These part -time operations consultants are high - level executives that have "operated" companies, (as chief operating officers) in the industry the proposed acquisition is in. (The registrant presently retains no such consultants, and such retention will depend on what industry the leveraged acquisition or reverse merger candidate is in.) Members of the present management are business managers as well as business problem solvers capable of studying businesses in order to make an informed decision on its appropriateness as a potential leveraged acquisition or a reverse merger. The areas to be studied are the company's historic results in relation to it industry and the assumptions used to develop the pro - forma financial numbers so that investors and lenders can determine their respective risks and returns. In analyzing prospective business combinations, all interested parties will consider such matters as working capital and other financial requirements; history of operation, prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the perceived public recognition; and other relevant factors.
4
Officers and directors of the registrant will meet personally with management and key personnel of the acquisition interested in the company sponsoring a management buyout or a reverse merger transaction. Since the registrant will be subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, it will be required to furnish certain information about significant acquisitions, including audited financial statements for the company acquired, covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. POTENTIAL RISKS: It may be anticipated that any business combination will present risk: (a) Lack of Operating History: The registrant has limited operating history over the last five years. Even after a business combination, by means of a reverse merger with a private company, there can be no assurances that existing operating management of the surviving private, (now public); entity will be competent to operate as a public company. (b) Dependence of Part-time Management: Currently, this is considered a risk, in as much as the identification, analysis and negotiation of a business combination, through a reverse merger, and its structuring and financing could take a significant amount of time. (c) Difficulty of Financing Such Operation: (1) Financing may prove virtually unavailable prior to an acquisition contract being signed on a potential business combination merger. However, once an acquisition contract, (i.e. a Letter Of Intent subject to financing), is signed and a deal capital structure is established it becomes a less difficult task to raise financing for the transaction through conventional sources that normally finance buyouts or through private investors, should a reverse merger be contemplated. (2) Limited Assets may prevent registrant from remaining an independent entity. The registrant has very limited resources and believes it can only succeed in its stated first objective for growth, (that is, as the surviving entity), if it gets significant outside financing. If financing can not be raised to accomplish an acquisition with the existing shareholders retaining a large percentage of their present equity participation, it may be necessary for the company to follow this second, less favorable stated growth option, a reverse merger with an operating company that wishes to be public. (d) Competition: To survive is severe, with a significant number of better capitalized companies in venture capital competing for viable businesses whose product lines have long-term promise. However, the registrant believes through its current investment banking relationships an appropriate candidate for buyout or reverse merger can be found. The registrant would acquire assets and historic sales, earnings and cash flow that could positively influence a market for shares of the common stock. (e) Voting control by management and shareholders inability to veto acquisitions. Current management, in conjunction with operating and financial management of a potential merger, and board representatives for the financing sources used to consummate the merger / acquisition transaction,
5
collectively, will have voting control. Those shareholders, not included in the above mentioned grouping of insiders, will not be able to veto any acquisition. They must rely on the above insider groups to maximize equity value of the registrant, for all shareholders. (f) Lack of public market for securities: There is no public market for the common stock, nor can there be any assurances that a market will occur. (g) No dividends and none expected: Current management does not anticipate any dividends. Management is expected to accumulate any earnings to foster internal growth objectives and fund potential, additional acquisitions. The Registrant has complied with and continues to comply with the filing requirements of a reporting company. The company is, once again, operating in its original lines of business: Corporate Financial Consulting, which includes advisory assignments in (1) Growth through leveraged acquisitions, and (2) the use of Venture Capital infusions to fund business plan expansions.
6
ITEM 8. FINANCIAL STATEMENTS AND SUPPORTING SUPPLEMENTARY DATA: The financial statements enclosed are filed for a reactivated company, which had been dormant. The company has been active for the last three years, and has in fact been operating in its initial business segment for the entire quarter, ending June 30, 1999. Scrudato & Co. Certified Public Accountants 7 VaIley View Drive Califon. New Jersey 07830 (800) 832-8306 The Viola Group, Inc. 1653 Haight Avenue Bronx, New York 10461-1503 We have audited the accompanying balance sheets of the Viola Group Inc. as of June 30, 1999 and 1998 and the related statements of income, retained deficit and cash flow for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these statements based on our au audit. We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Viola Group, Inc. as of June 30, 1999 and 1998 and the results of it's operations and changes in financial position for the years then ended in conformity with generally accepted accounting principles. /s/ SCRUDATO & CO. August 4, 1999
The Viola Group Inc.
Balance Sheet
June 30, 1999 and 1998
	6/30/99	6/30/98
Assets:
Cash	$1,105	$2,205
	-------------	-------------
Total Assets	$1,105	$2,205
	=======	=======

Liabilities:
Income Taxes	$6,800	$6,800
	-------------	-------------
Total Liabilities	6,800	6,800
	-------------	-------------

Stockholders' Deficit:
Common Stock, par value $ .01 per share authorized 2,000,000 shares, issued and
outstanding 2,000,000 shares	5,000	5,000
Contributed Capital	363,023	363,023
Retained Deficit	(373,318)	(372,218)
	(5,295)	(4,195)
	-------------	-------------

Less: Treasury stock, at cost	400	400
Total Stockholders Deficit	(5,695)	(4,595)
	-------------	-------------
Total liabilities & stockholders deficit	$1,105	$2,205
	=======	=======
"See accompanying accountants' report*
The Viola Group, Inc.
Statement of Operations and Retained Deficit
For the periods ended June 30, 1999 and 1998
	4/1/99-6/30/99	7/1/98-6/30/98	7/1/97-6/30/98
	----------------	----------------	----------------
Sales (net)	$0	$500	$3,000

Cost of Sales
Beginning Inventory	0	0	0
Purchases	0	0	0
Wages	0	0	0
Payroll Taxes	0	0	0
Rent	0	0	0
Utilities	0	0	0
Other Direct Costs	0	0	0
Ending Inventory	0	0	0

Total Cost of Sales	0	0	0
	-------------	-------------	-------------
Gross Profit	0	500	3,000
	-------------	-------------	-------------

General and Administrative
Telephone	0	921	0
Insurance	0	0	0
Office	90	679	352
Employee Benefits	0	0	0
Professional Fees	0	0	0
Consultants	0	0	0
Registration expense	0	0	0
	-------------	-------------	-------------
Total General	90	1,600	352
	-------------	-------------	-------------

Other Expenses (Income)
Discontinued Operations (Note 1	0	0	0
Interest Expense	0	0	0
	-------------	-------------	-------------
Total Other Expenses	0	0	0
	-------------	-------------	-------------
Net Income (Loss)	(90)	(1,100)	2,648
Retained Deficit Beginning	(373,228)	(372,218)	(374,866)
	=======	=======	=======
Retained Deficit, Ending	($373,318)	($373,318)	($373,218)
	=======	=======	=======
Dividends per Share	$0	$0	$0
	=======	=======	=======
Loss per Share	$0.00	$0.00	$0.00
	=======	=======	=======
"See accompanying accountants' report"
The Viola Group, Inc.
Statement of Cash Flow
For the periods ended June 30, 1999 and 1998
	4/1/99-6/30/99	7/1/98-6/30/99	7/1/97-6/30/98
	----------------	----------------	----------------
Cash Flows From Operating Activities: Net Income (Loss)	($90)	($1,100)	($2,648)
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts Receivable	0	0	0
Inventory	0	0	0
Deferred Expenses	0	0	0
Accounts Payable - Tax Liability	0	0	(22,291)
Notes Payable	0	0	0
	-------------	-------------	-------------
Net cash provided by (used in) operating activities Contributed Capital-payment of tax liability	0	0	20,500
Cash flows from liquidation of assets	0	0	0
Net increase (decrease) in cash	(90)	(1,100)	857
Cash, Beginning	1,195	2,205	1,348
Cash, Ending	$1,105	$1,105	$2,205
	=======	=======	=======
The Viola Group, Inc.
Notes to Financial Statements
For the periods ended June 30, 1999 and 1998
Note 1: Summary of Significant Accounting Policies Summary of the Company's significant accounting policies is described below. General Information The Viola Group, Inc. was organized under the laws of the state of New York on October 14, 1982. Its initial line of business was Corporate Financial Consulting including the creation of turnkey leverage buyouts. Also through the initial sale of common stock the company participated in several of its own leveraged buyouts. Since April 1, 1999 the company has restarted operations in its initial line of business. The company currently has a worldwide relationship with Intercontinental Capital Partners, Inc. to provide Corporate Financial Consulting and management buyout opportunities to several joint clients. Income Taxes The company shows no tax accrual or deferred income taxes due to a net operating loss of $ 373,551 as of July 1, 1999 which can be used to offset future federal taxable income. Note 2: Tax Liabilities As of June 8, 1999 the president of company, Mr. Arthur Viola has paid off $15,491 of tax liabilities and has elected to treat these payments as permanent contributions to the corporation. The balance of $ 6,800 represents minimum tax payments due to the State of New York for inactive periods between 1989 and the present. ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS' ACCOUNTING AND FINANCIAL DISCLOSURES: There are none, nor were there every any, changes or disagreements with Accountants on Accounting and Financial Disclosure. The same independent accountant is being engaged, (and has agreed to be engaged), as the Principal Accountant as was engaged to do all past audits of the Registrant's Financial Statements. There are no Disagreements with the Accountants on any matter of Accounting Principles or Practices, or Auditing Scope and Procedure. PART III ITEM 10. DIRECTORS & EXECUTIVE OFFICERS
The officers and directors are as follows:
Name	Age	Position
Arthur D. Viola (1)(2)	53	President, CEO, CFO, Secretary/Treasurer And Sole Director
Nicholas D. Viola	52	Assistant Secretary
(1) May be deemed "promoters" of the company, as that term is defined under the Securities act of 1933. These promoters are the company's only "promoters." (2) Mr. Arthur D. Viola has been a member of management, serving in the capacity as president since the company was organized in 1982. The New York Corporation Law provides for indemnification of the officers, directors' employees and agents by the company. Under Article I IA of the company's bylaws, the company will indemnify and hold harmless to the fullest extent authorized by the New York Corporation Law, any Director, Officer, Agent or employee of the Company (registrant), against all expense, liability and loss reasonably incurred or suffered by such person in connection with the Company. Insofar, as indemnification for liabilities arising under the Securities Act may be permitted to Directors, Officers or Persons controlling the registrant, pursuant to the foregoing provisions, the Registrant has been informed that in the Opinion of the Securities and Exchange Commission such indemnification is against the public policy as expressed in The Securities Act and is therefore, unenforceable.
7
ITEM 11. EXECUTIVE COMPENSATION No officer or director of the company has will receive compensation during the company's restructuring phase. During the restructuring phase, the president will approve all expenses. No compensation will be approved and paid prior to sufficient funding to consummate an acquisition, (business combination), having been raised. No prerequisites, other personal benefits, interest or long-term compensation agreements, dividends or restricted stock or options-SAR grants or any other executive compensation have been considered; nor are they in effect. ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT No director, executive officer, nominee for election as a director; any security holder who is known to the registrant to own of record or beneficially more than five percent of any class of the registrant's voting securities or any member of the immediate family of any of the foregoing persons, was party to any related transaction. ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Since the beginnings of the registrant's last fiscal year, no transactions, series of transactions, or any currently proposed transaction to which the registrant or any of its subsidiaries in the amount exceeding $60,000, ever took place.
8
ITEM 14. Financial Statements Schedules required by Item 601 of Sk-229.60 1: No indentures, contracts, franchises, Plan of Acquisition, reorganization arrangement, liquidation or succession plans or other documents exist either in the past five years or at the time of this filing, that are required to be filed as an exhibit.
SIGNATURES: THE VIOLA GROUP, INC. A New York Corporation.
Dated: August 17, 1999	By:------------------------------------
ARTHUR D. VIOLA
President, CEO; CFO, Chairman, Secretary/Treasurer
And Sole Director.
In accordance with the Exchange Act, this report to be signed below by the following person(s) on behalf of the Registrant in the capacities and on the dates indicated:
Dated: August 17, 1999	By:------------------------------------
NICHOLAS D. VIOLA
Assistant Secretary