Form 10-K/A
period 1999-06-30
VIOLA GROUP INC
filed 1999-10-07
CIK 716749

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

0

0

0

Income (loss) From Continuing Operations:

0

2.9

0

(8.1)

(8.1)

Loss per Common Share:

0

0

0

0

0

Total Assets:

1.1

2.2

1.3

7.3

0

Long Term Obligations:

0

0

0

0

0

Redeemable Preferred Stock:

0

0

0

0

0

Cash Dividends per Share:

0

0

0

0

0

Note:

(1) All figures above are in (000)'s, except for per share figures
(2) The footnotes to the Certified Financial Statements
      accompanying this Form 10-K/A filing are an integral part in understanding this summary of Selected Financial Data.
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