Form 10-Q
period 1999-09-30
VIOLA GROUP INC
filed 2000-01-03
CIK 716749

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549.


                          FORM 10-Q


Fiscal Quarter: September 30, 1999. Commission File # 0-12493.


                     THE VIOLA GROUP, INC.
     (Exact name of registrant as specified in its charter).
         New York                            13-3134389.
     State of Incorporation X        IRS Employer ID. Number
          1653 Haight Avenue, Bronx, New York 10461-1503. (Address of Principal Executive Offices) (Zip Code).


Registrant's Telephone number with area code: (718) 409-6599


Securities filed pursuant to Section 12(g) of the Act:

                  Common, $0.01 par value
                       Title of Class


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed bv Section 13 or 15(d) of be Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrants was requfred to file such reports and (2) has been subject to such filing requirements of the past 90 days. YES___X__. NO____.


As of November 17, 1999, The Viola group, Inc. had 2,000,000 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

           THE VIOLA GROUP
        Financial Statements
                with
      Accountant's Review Report

              for the
Periods Ending September 30, 1999 and 1998

            Scrudato & Co.
    Certified Public Accountants
            7 Valley Drive
      Califon, New Jersey 07830
            (800) 882-8808


The Viola Group, Inc.
1653 Haight Avenue
Bronx, New York 10461-1503

  We have reviewed the accompanying balance sheet of the Viola
Group, Inc. as of September 30, 1999 and 1998 and the related statements of income, and retained deficit for the three months then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of The Viola Group, Inc.

  A review consists primarily of inquires of company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware or any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

  The financial statements for the year ended June 30, 1999 were exarnined by us and we expressed an unqualified opinion on them in my report dated August 4, 1999. but we have not performed any auditing procedures since that date.


                        /s/  SCRUDATO & Co.
                        ___________________
                        SCRUDATO & Co.


   November 15,1999
                         The Viola Group, Inc.
                             Balance Sheet
                      September 30, 1999 and 1998
                           and June 30, 1999


                                         9/30/99      9/30/98      6/30/99
Assets:

 Cash                                     $1,105       $2,026      $1,105
Total                                     $1,105       $2,026      $1,105


 Liabilities:

Income Taxes                              $6,800       $6,800      $6,800
Total LIabilites                          $6,800       $6,800      $6,800

Stockholder's Deficit:

Common Stock, par value $.01 per share
authorized 2,000,000 shares, issued and
outstanding 2,000,000 shares               5,000      5,000       5,000
Contributed Capital                      363,023    363,023     363,023
Retained Deficit                        (373,318)  (372,397)   (373,318)
                                          (5,295)    (4,374)     (5,295)

Less: Treasury stock, at cost                400        400         400

Total Stockholders' Deficit               (5.695)    (4.774)     (5.695)

Total liabilities & shareholders' defict   $1,105     $2,026      $1,105


                    "See accompanying accountants' report"

                             The Viola Group. Inc.
                   Statment of Operations and Retained Deficit
                For the periods ended September 30, 1999 and 1998
                         and the year ended June 30, 1999

                                7/1-9/30/99     7/1-9/30/99     7/1/98-6/30/99

Sales(net)                          $0              $0               $500

Cost of Sales

Beginning Inventory                  0               0                  0
Purchases                            0               0                  0
Wages                                0               0                  0
Payroll Taxes                        0               0                  0
Rent                                 0               0                  0
Utilities                            0               0                  0
Other Direct Costs                   0               0                  0
Ending Inventory                     0               0                  0
                                   _____           _____              _____

Total Cost of Sales                  0               0                  0
                                   _____           _____              _____

Gross Profit                         0               0                  0
                                   _____           _____              _____

General Administration

Telephone                            0               0                971
Insurance                            0               0                  0
Office                               0             179                679
Employee Benefits                    0               0                  0
Professional Fees                    0               0                  0
Consultants                          0               0                  0
Registration Expense (Income)        0               0                  0

Total General                        0             179               1000

Other Expenses (Income)

Discontinued Operations (Note 1)     0               0                  0
Interest Expense                     0               0                  0
                                   _____           _____              _____
Total Other Expenses                 0               0                  0
                                   _____           _____              _____
Net lncome                           0            (179)            (1,100)

Retained Deficit, Beginning      (373,315)    (372,218)          (371,218)

Retained Deficit, Ending       (5,373,318)    (537,397)        (5,373,338)


Dividends per share                 $0              $0                 $0

Loss per Share                      $0              $0                 $0


                       "See accompanying accountants' report"

                               The Viola Group. Inc.
                               Statment of Cash Flow
               For the three months ended September 30, 1999 and 1998
                          and the year ended June 30, 1999

                                7/1-9/30/99     7/1-9/30/99     7/1/98-6/30/99

Cash Flows from Operating
   Activities:

 Net Income (Loss)                   0             ($179)          ($1,lOO)

Adjustments to reconcile
net income to cash
provided by (    )
operating activities

Changes in operating assets
and liabilities:
  Accounts Receivable                0                 0                 0
  Inventory                          0                 0                 0
  Deferred Expenses                  0                 0                 0
  Accounts Payable - Tax Liability   0                 0                 0
  Notes Payable                      0                 0                 0
                                   -----             -----             -----

Net cash provided by
(used in) operating activities
Contributed Capital-payment of
  tax liability                      0                 0                 0


Cash flows from liquidation
of assets                            0                 0                 0
                                   -----             -----             -----

Net increase
(decrease) in cash                   0              (179)           (1,1O0)

Cash Beginning                   1,105             2,205             2,205
Cash Ending                      1,105             2,025             1,105


                    "See accompanying accountants' report"

                             The Viola Group. Inc.
                  Statment of Operations and Retained Deficit
               For the periods ended September 30, 1999 and 1998
                        and the year ended June 30, 1999


Note 1: Summary of Significant Accounting Policies

Summary of the Company's significant accounting policies is described below.

General Information

The Viola Group, Inc. was organized under the laws of the state of New York on October 14, 1982. It's initial line of business was Corporate Financial Consulting including the creation of turnkey leveraged buyouts. Also through the initial sate of common stock, the company participated in several of its own leveraged buyouts. Since April 1, 1998 the company has restarted operations in its initial line of business.

Income Taxes

The company shows no tax accrual or deferred income taxes due to a net operating loss of $373,551 as of July 1, 1998 which can be used to offset future federal taxable income.

Nnte 2 Tax Liabilities

As of June 8, 1998 the president of the company, Mr. Arthur Viola had paid off $15,491 of tax liabilties and had elected to treat these payments as permanent contributions to the corporation. The balance of $6,800 represents minimum tax payments due to the State of New York for inactive periods between 1989 and the present. The company is currently negotiating penalties and interest on the prior tax liabilities previously determined by federal and state taxing authorities to be an additional $21,115. This is currently not reflected in the liabilities as reported on the balance sheet until an adjusted amount can be reasonably established.

                        THE VIOLA GROUP

     10-Q QUARTERLY FOR QUARTER ENDED SEPTEMBER 30, 1999.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


        Registrant did not conduct any operation during this quarter. Management continues to search for means of engaging in active operation by merger or acquisition. Although financial resources at hand or inadequate for a significant orottisition hv cash, such resources appear adequate for antidpated administrative costs.


PART II - OTHER INFORMATION

ITEM 1. The Company has not been informed that any legal proceedings were commenced against it during the quarter concerned. Nor were any legal actions commenced by the Company.

ITEM 2. No changes in securities issued occurred during the quarter.

ITEM 3. No changes in registered securites were made during the quarter.

ITEM 4. No senior securities were issued in the quarter concerned.

ITEM 5. No special stockholder meetings were held during the quarter.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
(a) EXHIBITS
      None
(b) REPORTS ON FORM 8-K
      None


Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be siqned by the duly authorized officer shown below:


                                    /s/ Arthur D. Viola

                                    ---------------------
                                    Arthur D. Viola
                                    President & Treasurer