Form 10-Q
period 1999-12-31
VIOLA GROUP INC
filed 2000-02-16
CIK 716749

SECURITIES  AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549.


                                    FORM 10-Q.


Fiscal Quarter: December 31, 1999.              Commission File #0 - 12493.


                               THE VIOLA GROUP, INC.
              (Exact name of registrant as specified in its charter).


       New York
State of Incorporation                              13-3134389.
                                               IRS Employer ID. Number


                     1653 Haight Avenue, Bronx,   New York    10461-1503.
                    (Address of Principal Executive Offices)  (Zip Code).


                Registrant's Telephone number with area code: (718) 409-6599


                    Securities filed pursuant to Section 12(g) of the Act:

                                    Common, $.01 par value
                                        Title of Class

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrants was required to file such reports and (2) has been subject to such filing requirements of the past 90 days. YES____X__. NO________.

                 As of February 10, 2000, The Viola Group, Inc. had 2,000,000 shares of common stock outstanding.



                             THE VIOLA GROUP, INC.

              10-Q QUARTERLY FOR QUARTER ENDED December 31, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
            The Viola Group, Inc.
            1653 Haight Avenue
            Bronx, New York 10461-1503

            We have reviewed the accompanying balance sheet of the Viola Group, Inc. as of December 31, 1999 and 1998 and the related statements of income, and retained deficit for the three and six months then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of The Viola Group, Inc.

            A review consists primarily of inquires of company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

            Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

             The financial statements for the year ended June 30, 1999 were examined by us and we expressed an unqualified opinion on them in my report dated August 4, 1999, but we have not performed any auditing procedures since that date.


                        SCRUDATO & CO.

                       February 8, 1999
                     The Viola Group, Inc.


                         Balance Sheet

                  December 31, 1999 and 1998
                       and June 30, 1999

                           12/31/99        12/31/98        06/30/99

Assets:

   Cash                      $1,296          $2,116          $1,105
Total Assets                 $1,296          $2,116          $1,105

Liabilities:
   Income Taxes              $6,800          $6,800          $6,800

Total Liabilities             6,800           6,800           6,800


Stockholders' Deficit:
Common Stock, par
value $ .01 per share
authorized 2,000,000
shares, issued and
outstanding 2,000,000
shares                        5,000           5,000           5,000

Contributed Capital         363,023         363,023         363,023

Retained Deficit           (373,127)       (372,307)       (373,318)

                             (5,104)         (4,284)         (5,295)

Less: Treasury stock,
at cost                         400            400             400


Total Stockholders'
Deficit                      (5,504)        (4,684)         (5,695)



Total liabilities
& stockholders' deficit       $1,296         $2,116          $1,105




                    "See accompanying accountants' report"

                          The Viola Group, Inc.

             Statement of Operations and Retained Deficit

     For the three and six months ended December 31, 1999 and 1998 and year ended June 30, 1999

                     10/1-12/31/99   7/1-12/31/99   7/1-12/31/98   7/1/98-6/30/99


Sales (net)              $2,000         $2,000          $500            $500

Cost of Sales


   Beginning Inventory      0              0              0               0
   Purchases                0              0              0               0
   Wages                    0              0              0               0
   Payroll Taxes            0              0              0               0
   Rent                     0              0              0               0
   Utilities                0              0              0               0
   Other Direct Costs       0              0              0               0
   Ending Inventory         0              0              0               0

Total Cost of Sales         0              0              0               0

Gross Profit              2,000          2,000           500             500


General and Administrative

   Telephone                89             89             0              921
   Insurance                 0              0              0               0
   Office                  220            220            589             679
   Computer Expense      1,500          1,500              0               0
   Employee Benefits         0              0              0               0
   Professional Fees         0              0              0               0
   Consultants               0              0              0               0
   Registration expense      0              0              0               0

Total General            1,809          1,809            589           1,600

Other Expenses (Income)

   Discontinued Operations
   (Note 1)                  0              0              0               0
   Interest Expense          0              0              0               0

Total Other Expenses         0              0              0               0

Net Income(Loss)           191            191            (89)         (1,100)

Retained Deficit,
Beginning             (373,318)      (373,318)      (372,218)       (372,218)

Retained Deficit,
Ending               ($373,127)     ($373,127)     ($372,307)      ($373,318)

Dividends per share         $0             $0             $0              $0

Loss per Share           $0.00          $0.00          $0.00           $0.00


                         "See accompanying accountants' report"



                                  The Viola Group, Inc.

                                Statement of Cash Flow


            For the three and six months ended December 31, 1999 and 1998 and year ended June 30, 1999

                         10/1-12/31/99   7/1-12/31/99   7/1-12/31/98   7/1/97-6/30/99


Cash Flows
from Operating


   Activities:


Net Income (Loss)               $191          $191          ($89)         ($1,100)

Adjustments to reconcile
net income to cash
provided by (used in)

Operating activities:

Changes in operating assets
and liabilities:

   Accounts Receivable             0             0             0                0
   Inventory                       0             0             0                0
   Deferred Expenses               0             0             0                0
   Accounts Payable -
    Tax Liability                  0             0             0                0
   Notes Payable                   0             0             0                0


Net cash provided by
(used in) operating activities


Contributed Capital-payment
of tax liability                   0             0             0                0



Cash flows from liquidation
of assets                          0             0             0                0


Net increase


(decrease) in cash               191           191           (89)          (1,100)


Cash, Beginning                1,105         1,105         2,205            2,205



Cash, Ending                  $1,296        $1,296        $2,116           $1,105


              "See accompanying accountants' report"


                      The Viola Group, Inc.

                  Notes to Financial Statements

          For the periods ended December 31, 1999 and 1998
                        and June 30, 1999


        Note 1: Summary of Significant Accounting Policies

Summary of the Company's significant accounting policies is described below.

           General Information

           The Viola Group, Inc. was organized under the laws of the state of New York on

            October 14, 1982. It's initial line of business was Corporate Financial Consulting including the creation of turnkey leveraged buyouts. Also through the initial sale of common stock, the company participated in several of its own leveraged buyouts.

            Since April 1, 1998 the company has restarted operations in its initial line of business.

            Income Taxes

            The company shows no tax accrual or deferred income taxes due to a net operating loss of $ 373,551 as of July 1, 1998 which can be used to offset future federal taxable income.

            Note 2: Tax Liabilities

            As of June 8, 1998 the president of the company, Mr. Arthur Viola has paid off $ 15,491 of tax liabilities and has elected to treat these payments as permanent contributions to the corporation. The balance of $ 6,800 represents minimum tax payments due to the State of New York for inactive periods between 1989 and the present. The company is currently negotiating penalties and interest on the prior tax liabilities previously determined by federal and state taxing authorities to be an additional
$ 21,115. This is currently not reflected in the liabilities as reported on the balance sheet until an adjusted amount can be reasonably estimated.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.


                 Registrant, through the services of its
President, Arthur D. Viola, performed a Corporate Financial Consulting assignment during this quarter. The assignment produced revenues of $2,000
for the registrant, and a net profit of $191.   Management continues to
search for means of engaging in expanded active operations by merger or acquisition. Although financial resources at hand are inadequate for a significant acquisition by cash, such resources appear adequate for anticipated administrative costs.

ITEM 3. DISCLOSURES OF MARKET RISK
NONE

PART II-OTHER INFORMATION

ITEM 1-LEGAL PROCEEDINGS

 The Company has not been informed that any legal proceedings were commenced against it during the quarter concerned. Nor were any legal actions commenced by the Company.

ITEM 2-CHANGES IN SECURITIES

 No changes in securities issued occurred during the Quarter.
 No changes in registered securities were made during the Quarter.

ITEM 3- SENIOR SECURITIES
 No senior securities were issued in the Quarter concerned.

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 No special stockholder meetings were held during the quarter.

ITEM 5-OTHER INFORMATION
       None

ITEM 6- EXHIBITS THIS REPORT:
Exhibit 27-  FINANCIAL DATA SUMMARY


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Report to be signed by the duly authorized officer shown below:

    /s/ Arthur D. Viola,   M. B. A.

     President & Treasurer.