Form 10-Q
period 2000-03-31
VIOLA GROUP INC
filed 2000-04-28
CIK 716749

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549.


                                FORM 10-Q.


Fiscal Quarter: March 31, 2000.         Commission File # 0 - 12493.


                          THE VIOLA GROUP, INC.
         (Exact name of registrant as specified in its charter).


       New York
      13-3134389.
State of Incorporation                           IRS Employer ID. Number


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



                 As of April 26, 2000, The Viola Group, Inc. had 2,000,000 shares of common stock outstanding.




                         THE VIOLA GROUP, INC.

            10-Q QUARTERLY FOR QUARTER ENDED March 31, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
            The Viola Group, Inc.
            1653 Haight Avenue
            Bronx, New York 10461-1503


            We have reviewed the accompanying balance sheet of the Viola Group, Inc. as of March 31, 2000 and 1999 and the related statements of income, and retained deficit for the three and nine months then ended  in  accordance  with  standards  established
        by the   American   Institute   of   Certified   Public   Accountants.
        All information   included    in    these   financial   statements is
        the  representation of the management of The Viola Group, Inc.

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


                           /s/  SCRUDATO & CO.


                                April 18, 2000


                             The Viola Group, Inc.
                 Statement of Operations and Retained Deficit
         For the three and nine months ended March 31, 2000 and 1999 and year ended June 30, 1999

                         1/1-3/31/00     7/1-3/31/00    7/1-3/31/99  7/1/98-6/30/99

Sales(net)                    $1,000          $3,000           $500            $500

Cost of Sales

   Beginning Inventory             0               0              0               0
   Purchases                       0               0              0               0
   Wages                           0               0              0               0
   Payroll Taxes                   0               0              0               0
   Rent                            0               0              0               0
   Utilities                       0               0              0               0
   Other Direct Costs              0               0              0               0
   Ending Inventory                0               0              0               0

Total Cost of Sales                0               0              0               0

Gross Profit                   1,000           3,000            500             500

General and Administrative

   Telephone                     125             214              0             921
   Travel                        225             225              0               0
   Office                        120             340            589             679
   Computer Expense                0           1,500              0               0
   Employee Benefits               0               0              0               0
   Professional Fees               0               0              0               0
   Consultants                     0               0              0               0
   Finance Expense                 0               0            921               0

Total General                    470           2,279          1,510           1,600

Other Expenses (Income)

   Discontinued Operations
    (Note 1)                       0               0              0               0
   Interest Expense                0               0              0               0

Total Other Expenses               0               0              0               0

Net Income(Loss)                 530             721         (1,010)         (1,100)

 Retained Deficit,
 Beginning                 (373,127)     (373,318)    (372,218)     (372,218)

 Retained Deficit,
 Ending                    ($372,597)      ($372,597)     ($373,228)      ($373,318)


Dividends per share               $0              $0             $0              $0

Loss per Share                 $0.00           $0.00          $0.00           $0.00






                      See accompanying accountants' report


                               The Viola Group, Inc.
                               March 31, 2000 and 1999
                                 and June 30, 1999

                              03/31/00              03/31/99              06/30/99

Assets:

   Cash                        $1,826                $1,195                $1,105

Total Assets                   $1,826                $1,195                $1,105

Liabilities:

   Income Taxes                $6,800                $6,800                $6,800

Total Liabilities               6,800                 6,800                 6,800

Stockholders' Deficit:

 Common Stock, par value
 $.01 per share
 authorized 2,000,000
 shares, issued and
 outstanding 2,000,000
 shares                         5,000                 5,000                 5,000
Contributed Capital           363,023               363,023               363,023
Retained Deficit             (372,597)             (373,228)             (373,318)
                               (4,574)               (5,205)               (5,295)

 Less: Treasury stock,
 at cost                          400                   400                   400

Total Stockholders'
 Deficit                       (4,974)               (5,605)               (5,695)

Total liabilities &
 stokholders' deficit          $1,826                $1,195                $1,105




                      See accompanying accountants' report


                             The Viola Group, Inc.
                            Statement of Cash Flow
           For the three and nine months ended March 31, 2000 and 1999 and year ended June 30, 1999

                             1/1-3/31/00    7/1-3/31/00     7/1-3/31/99     7/1/97-6/30/99



Cash Flows from Operating
   Activities:
      Net Income (Loss)                $530          $721         ($1,010)        ($1,100)

Adjustments to reconcile
net income to cash
provided by (used in)
operating activities:

Changes in operating assets
and liabilities:
   Accounts Receivable                    0             0               0               0
   Inventory                              0             0               0               0
   Deferred Expenses                      0             0               0               0
   Accounts Payable - Tax Liability       0             0               0               0
   Notes Payable                          0             0               0               0

Net cash provided by
(used in) operating activities
   Contributed Capital-payment
    of tax liability                      0             0               0               0


Cash flows from liquidation
of assets                                 0             0               0               0

Net increase
   (decrease) in cash                   530           721          (1,010)         (1,100)

 Cash, Beginning                      1,296         1,105           2,205           2,205

 Cash, Ending                        $1,826        $1,826          $1,195          $1,105



                            See accompanying accountants' report



                                    The Viola Group, Inc.
                                 Notes to Financial Statements
                         For the periods ended March 31, 2000 and 1999
                                       and June 30 1999

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

        Note 2: Tax Liabilities

         As of June 8, 1998 the president of the company, Mr. Aurthur Viola has paid off $ 15,491 of tax liabilities and has elected to treat these payments as permanent contributions to the corporation. The balance of $ 6,800 represents minimum tax payments due to the State of New York for inactive periods between 1989 and the present. The company is currently negotiating penalties and interest on the prior tax liabilities previously determined by federal and state taxing authorities to be an additional
        $ 21,115. This is currently not reflected in the liabilities as reported on the balance sheet until an adjusted amount can be reasonably estimated.


PART II

(1) The Company has not been informed that any legal proceedings were commenced against it during the quarter concerned. Nor were any legal actions commenced by the Company.

(2) No changes in securities issued occurred during the Quarter.

(3) No changes in registered securities were made during the Quarter.

(4) No senior securities were issued in the Quarter concerned.

(5) No special stockholder meetings were held during the quarter.

(6) EXHIBITS THIS REPORT:     FINANCIAL STATEMENTS,    PART I.



Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Report to be signed by the duly authorized officer shown below:


/s/  Arthur D. Viola, M. B. A.
     President & Treasurer.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

                            Registrant, through the services of its
President, Arthur D. Viola, performed a Corporate Financial Consulting assignment during this quarter. The corporate financial consulting assignments undertaken this quarter and for the last three quarters are identical to those undertaken by the advisory board of the registrant, as the registrants primary business, when it came public through a Regulation A Offering. This particular assignment produced revenues of $1,000 for the registrant, and a net profit of $530. Management continues to search for means of engaging in expanded active operations through the raising of financing for the core consulting business or by merger or acquisition. Although financial resources at hand are inadequate for a significant acquisition by cash, such resources appear adequate for anticipated administrative costs.

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