Form 10-K
period 2000-06-30
VIOLA GROUP INC
filed 2000-08-14
CIK 716749

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Fiscal year ended June 30, 2000

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

As of July 31, 2000, the aggregate market value of The Viola Group,
Inc. common stock held by non-affiliates of the registrant was $3,000,000.

As of July 31,2000, The Viola Group, Inc. has 2,000,000 shares of common stock outstanding.

PART I

ITEM 1. BUSINESS
The Company was organized under the laws of the State of New York on October 14, 1982. The Company went public, through a registered offering, (Regulation A), in 1984. It is the registrant's intention to eithermerge with an operating company (with the acquisition /merger candidate's management in operating and stock ownership control) or to effect an LBO, using its tax loss carry forward and status as a public entity as two of its selling points to consummate either transaction. The company operated initially and is again operating, as a Corporate Financial Consulting Company for leveraged acquisition transactions, to achieve either of the above-mentioned options. Should the LBO "Principal" option be undertaken, third party cash flow loans and subordinated debt financing will be necessary. Should the registrant undertake a leveraged buyout, it will do so as a controlling principal for its own account.

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

Federal Taxes: There are currently approximately $9,000 in Internal Revenue Claims against the registrant, that are being negotiated.

States Taxes: The registrant has paid all open state tax liabilities in order to be reinstated as a Company in "good standing" within the state of its incorporation, New York State.

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


PART II

Item 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT'S
        COMMON EQUITY AND RELATED SHAREHOLDERS MATTERS

At the time of this filing, The NASD cleared the common, $.01 par value stock of the registrant for trading on the NASDAQ OTC Bulletin Board commencing July 3, 2000.
At the time of this filing, (but subsequent to the close of the quarter/fiscal year ending June 30, 2000), the common stock was quoted at a $3.00 bid price.


A special stockholders meeting was held (on June 5, 2000) during the quarter coinciding with the end of the fiscal year that ended June 30,2000. All peretinent information on this meeting was mailed to stockholders and filed with the SEC in accordance with all rules. All the information filed with the SEC, on My 5, 2000, is hereby incorporated herein by reference. In summarization, the meeting was for,and did approve a recapitalization of the company for a contemplated acquisition/merger transaction.

In accordance with the '34 Act, the common $.01 par value shares are the class of security being registered.
Presently there are 2,000,000 of these common shares issued and outstanding. No common shares are subject to outstanding options, warrants or convertible securities.

At the date of this filing, there are 188 holders of record of the Common $.01 par value shares. Also, at the date of this filing,a reorganization is currently contemplated that would alter the percentage of present holdings of the registrant's common equity owned by shareholders, or cause the issuance of other types of securities other than the common stock. All Documentation on this matter has previously been filed with the SEC and is incorporated herein by reference. No dividends have ever been paid, nor are they likely to be paid in the foreseeable future, because the company wishes to attempt to build its equity.

RECENT SALES OF UNREGISTERED SECURITIES:

The company has sold no shares of unregistered common stock since the last SEC filing.

DESCRIPTION OF REGISTRANT'S REGISTERED SECURITIES:

The capital stock to be registered is common, $.01 par value stock, of which two million shares are authorized and presently outstanding. The company will take the necessary steps required to file the Corporate Charter amendment with New York State to increase the authorized number of common shares from 2 million to 80 million and authorize other securities, (preferred stock), in order to provide securities for proposed public offering and for a merger, acquisition or compensation plan.

These shares have right to receive dividends. To date no dividends have been paid, nor are they contemplated in the near future. It takes a majority of shares to elect the board of directors. The common shares have no liquidation rights.

ITEM 6. SELECTED FINANCIAL DATA
        FOR FISCAL YEARS ENDING JUNE 30


			2000	1999	1998	1997	1996

Net Sales

			0	0	$3.0 	0	0

Income (loss)
From Continuing
Operations:     	0	0	2.9	0	(8.1)



Loss per Common Share:

			0	0	0	0	0

Total Assets:

			0	1.1	2.2	1.3	7.3

Long Term Obligations:

			0	0	0	0	0

Redeemable Preferred
Stock:

			0	0	0	0	0

Cash Dividends per
Share:

			0	0	0	0	0

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

While the higher risks associated with option one mentioned above may be commensurate with the reward, they must be stated: risks associated with remaining the surviving, independent entity are risks of general economic conditions, rapid technological advancement being made in some industries and the expected high leverage that will be associated with a principal transaction in the case of a reverse merger, the existing equity shareholders would be greatly diluted. The merger business combination candidate will be reluctant to give up significant equity in his business on a merger with a public vehicle that does not have any cash. In the case of this option, it will only be contemplated if it creates long -term benefits with a much stronger and larger entity, eventually, than the registrant can achieve for stockholders as an independent, surviving corporation making its own acquisition.

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

(f) At the time of this writing, there is a public market for the common stock of the registrant. The current bid price of the common is $3.00, creating a market cap of $3
Million for the non-affiliated owned shares.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPORTING SUPPLEMENTARY DATA:

The financial statements enclosed are filed for a reactivated company, which had been dormant. The company has been active for the last five years, and has in fact been operating in its initial business segment for the entire year, ending June 30, 2000.

Scrudato & Co.
Certified Public Accountants
7 VaIley View Drive
Califon. New Jersey 07830
(800) 832-8306

The Viola Group, Inc.
1653 Haight Avenue
Bronx, New York 10461-1503

     We have audited the accompanying balance sheet of the Viola Group, Inc. as of June 30, 2000 and 1999 and the related statements of income, retained deficit and cash flow for years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Viola Group, Inc. as of June 30, 2000 and 1999 and the results of it's operations and changes in financial position for the years then ended in conformity with generally accepted accounting principles.


                                                      SCRUDATO & CO.



			The Viola Group, Inc.
			Balance Sheet
			June 30, 2000 and 1999

				         06/30/00     	06/30/99

Assets:

   Cash					   $     0 	 $  1,105

Total Assets				   $     0 	 $  1,105

Liabilities:

   Income Taxes (Note 2)		   $36,139 	 $  6,800

Total Liabilities			    36,139 	    6,800

Stockholders' Deficit:

Common Stock, par value $ .01 per share
 authorized 2,000,000 shares, issued and
 outstanding 2,000,000 shares		      5,000	    5,000
Contributed Capital			    363,023	  363,023
Retained Deficit			   (403,762)	 (373,318)
					    (35,739)	   (5,295)

Less: Treasury stock, at cost		        400           400

Total Stockholders' Deficit		    (36,139)	   (5,695)

Total liabilities & stockholders' deficit   $     0      $  1,105




                    	      The Viola Group, Inc.
          	   Statement of Operations and Retained Deficit
    	  For the three months and years ended June 30, 2000 and 1999

                                  4/1-6/30/00    7/1/99-6/30/00   7/1/98-6/30/99

Sales(net)                                $0        $3,000              $500

Cost of Sales

   Beginning Inventory                     0             0                 0
   Purchases                               0             0                 0
   Wages                                   0             0                 0
   Payroll Taxes                           0             0                 0
   Rent                                    0             0                 0
   Utilities                               0             0                 0
   Other Direct Costs                      0             0                 0
   Ending Inventory                        0             0                 0

Total Cost of Sales                        0             0                 0

Gross Profit                               0         3,000               500

General and Administrative

   Telephone                             875         1,089               921
   Travel                                  0           225                 0
   Office                                401           741               679
   Computer Expense                        0         1,500                 0
   Professional Fees                       0             0                 0
   Filing Fees                           550           550                 0
   Other Taxes                         1,755         1,755                 0

Total General                          3,581         5,860             1,600

Other Expenses (Income)

   Interest Expense                    5,764         5,764                0

Total Other Expenses                   5,764         5,764                0

Net Income(Loss)                      (9,345)       (8,624)          (1,100)

 Retained Deficit, Beginning        (372,597)     (373,318)        (372,218)

Prior Period Adjustment (Note 2)      21,820        21,820                0

 Retained Deficit, Ending          ($403,762)    ($403,762)       ($373,318)

Dividends per share                       $0            $0               $0

Loss per Share                            $0            $0               $0


                     	See accompanying accountants' report



                                 The Viola Group, Inc.
                                Statement of Cash Flow
              For the three months and years ended June 30, 2000 and 1999

                                        4/1-6/30/00     7/1/99-6/30/00     7/1/98-6/30/99

Cash Flows from Operating
   Activities:
      Net Income (Loss)                    ($9,345)          ($8,624)          ($1,100)

Adjustments to reconcile
net income to cash
provided by (used in)
operating activities:

Changes in operating assets
and liabilities:
   Accounts Receivable                        0                    0                 0
   Inventory                                  0                    0                 0
   Deferred Expenses                          0                    0                 0
   Accounts Payable - Tax Liability       7,519                7,519                 0
   Notes Payable                              0                    0                 0

Net cash provided by
(used in) operating activities
   Contributed Capital-payment of
   tax liability                          7,519                7,519                 0


Cash flows from liquidation
of assets                                     0                    0                 0

Net increase
   (decrease) in cash                    (1,826)              (1,105)           (1,100)

 Cash, Beginning                          1,826                1,105             2,205

 Cash, Ending                                $0                   $0            $1,105


                   	 See accompanying accountants' report


The Viola Group, Inc.

Notes to Financial Statements

For the periods ended June 30, 2000 and 1999

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

PART III

ITEM 10. DIRECTORS & EXECUTIVE OFFICERS


The officers and directors are as follows:

Name    			Age       Position

Arthur D. Viola (1)(2)		53 	  President, CEO,

Nicholas D. Viola 		52	  CFO, Secretary/Treasurer
					  And Sole Director
					  Assistant Secretary


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

Dated: July 31, 2000

   /s/ ARTHUR D. VIOLA
By:------------------------------------

ARTHUR D. VIOLA


President, CEO; CFO, Chairman, Secretary/Treasurer

And Sole Director.


In accordance with the Exchange Act, this report to be signed below by the following person(s) on behalf of the Registrant in the capacities and on the dates indicated:


Dated: July 31, 2000


   /s/ NICHOLAS D. VIOLA
By:------------------------------------

NICHOLAS D. VIOLA

Assistant Secretary