Form 10-Q
period 2000-09-30
DATAMEG CORP
filed 2000-11-21
CIK 716749

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q
                               (Mark one)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _________ to ___________

                    Commission file number 0-12493

                             DATAMEG CORP.
(Exact Name of Registrant As Specified In Its Charter)

         NEW YORK                                          13-3134389
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification No.)

3148 Dumbarton Street, N.W., Washington, D.C.                20007
         (Address of Principal Office)                      Zip Code

                            (202) 965-2448
        (Registrant's Telephone Number, Including Area Code)

                                                               N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
___

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock par value $0.01 per share

33,245,634 shares outstanding at September 30, 2000


DATAMEG CORP.


INDEX

Part I.         FINANCIAL INFORMATION

Item 1.         Financial Statements                                       Page

          Consolidated Balance Sheet - December 31, 1999
           and September 30, 2000 (unaudited)                                1

          Consolidated Statement of Operation
           Three month periods ended September 30, 1999 and September 30, 2000 (unaudited); and Nine month periods ended September 30, 1999 and September 30, 2000 (unaudited)

          Statements of Cash Flows -
           Nine month periods ended September 30, 1999 and September 30, 2000 (unaudited)

          Notes to Financial Statement (unaudited)                            5


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8


Part II.        OTHER INFORMATION


Item 1.         Legal Proceedings                                           12

Item 3.         Exhibits and Reports on Form 8-K

SIGNATURES

                    DataMEG Corp. and Subsidiary
                  (A Development Stage Enterprise)
                           Balance Sheets

                                                                                                             September 30,
                                                                                        December 31,           2000
                                                                                           1999             (unaudited)
ASSETS

CURRENT ASSETS:
      Cash                                                                         $        1,030      $       1,030
      Accounts receivable                                                                       0              5,000
      Employee advances                                                                       267                267
      Prepaid expenses                                                                     56,667                  0
      Due from stockholder and officer                                                     25,700                  0
                  Total current assets                                                     83,664              6,297

PROPERTY AND EQUIPMENT, net                                                                46,387             46,159

OTHER ASSETS:
      Intangible assets                                                                    91,631             91,631
      Deposits                                                                              3,714              3,714
                  Total other assets                                                       95,345             95,345

                                                                                   $      225,396      $     147,801


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
      Capital lease obligation                                                     $        9,339      $      18,788
      Accounts payable and accrued expenses                                                76,285            101,198
      Due to stockholders and officers                                                     57,593            462,851
      Convertible subordinated debentures                                                       0            139,990
                  Total current liabilities                                               143,217            722,827

LONG TERM LIABILITIES:
      Liability for stock to be issued                                                          0          1,893,375
                  Total liabilities                                                       143,217          2,616,202

COMMITMENTS AND CONTINGENCIES                                                                   0                  0

STOCKHOLDERS'  EQUITY (DEFICIT):
      Preferred stock, $.01 par value, 5,000,000 shares
            authorized, none issued or outstanding                                              0                  0
      Common stock, $.01 par value; 75,000,000 shares
            authorized 29,653,843  and 33,245,634 shares issued and out-
            standing at December 31, 1999 and September 30, 2000, respectively            102,736            332,456
      Common stock subscriptions receivable                                               (31,300)          (757,550)
      Additional paid-in capital                                                        1,057,671          2,340,702
      Accumulated deficit                                                              (1,046,928)        (4,384,009)
                  Total stockholders' equity (deficit)                                     82,179         (2,468,401)

                                                                                   $      225,396      $     147,801

The accompanying notes are an integral part of these financial statements.


                  DataMEG Corp. and Subsidiary
                (A Development State Enterprise)
                    Statements of Operations


                                                    For the three      For the three    For the period
                                                    Months ended       Months ended     from inception
                                                    September 30,      September 30,   (January 13, 1999)
                                                        1999               2000         to September 30, 1999
                                                    (Unaudited)        (unaudited)        (unaudited)



REVENUE                                          $           0      $           0       $            0

COST OF REVENUES                                             0                  0                    0

         Gross profit                                        0                  0                    0

OPERATING EXPENSES                                     227,864          2,603,968              543,981

         Loss from operations                         (227,864)        (2,603,968)            (543,981)

OTHER INCOME (EXPENSES):
         Realized gains on sale of securities                0                  0                    0
                  Total other (income) expenses              0                  0                    0

NET LOSS BEFORE BENEFIT FOR
         INCOME TAXES                                 (227,864)        (2,603,968)            (543,981)

         Benefit for income taxes                            0                  0                    0

NET LOSS                                         $    (227,864)    $   (2,603,968)      $     (543,981)

Net loss per common share
         (basic and diluted)                     $       (0.01)    $        (0.08)      $        (0.02)

Weighted average number of common
         Shares outstanding                         28,873,410         31,473,130           28,360,638



                  DataMEG Corp. and Subsidiary
                (A Development State Enterprise)
              Statements of Operations (continued)


                                                    For the nine         Cumulative
                                                    months ended        from inception
                                                    September 30,     (January 13, 1999)
                                                        2000         to September 30, 2000
                                                    (unaudited)           (unaudited)



REVENUE                                            $           0                     0

COST OF REVENUES                                               0                     0

         Gross profit                                          0                     0

OPERATING EXPENSES                                     3,337,080             4,392,539

         Loss from operations                         (3,337,080)           (4,392,539)

OTHER INCOME (EXPENSES):
         Realized gains on sale of securities                  0                 8,530
                  Total other (income) expenses                0                 8,530

NET LOSS BEFORE BENEFIT FOR
         INCOME TAXES                                 (3,337,080)           (4,384,009)

         Benefit for income taxes                              0                     0

NET LOSS                                           $  (3,337,080)           (4,384,009)

Net loss per common share
         (basic and diluted)                       $       (0.11)                (0.15)

Weighted average number of common
         Shares outstanding                           30,288,822            29,695,485




The accompanying notes are an integral part of these financial statements.


                  DataMEG Corp.and Subsidiary
               (A Development Stage Enterprise)
                   Statements of Cash Flows


                                                        For the period                            Cummulative
                                                        from inception         For the nine      from inception
                                                      (January 13, 1999)      months ended        (January 13,
                                                       to Septemeber 30,      September 30,         1999) to
                                                             1999                 2000          September 30, 2000
                                                          (unaudited)          (unaudited)        (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $    (543,981)       $    (3,337,080)     $    (4,384,009)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                           7,931                 16,152               25,152
     Stock issued, or to be issued, in lieu of
           cash for professional services                       0              1,943,873            2,056,373
     Realized gains on sales of investments                     0                      0               (8,530)
     Changes in assets and liabilities
         Affecting operations:
           Accounts receivable                                  0                 (5,000)              (5,000)
           Employee advances                                 (267)                     0                 (267)
           Prepaid expenses                                (7,033)                56,667                    0
           Due from stockholder and officer                     0                 25,700                    0
           Accounts payable and accrued
                  Expenses                                      0                 24,913              101,198
           Due to stockholders and officers                51,701                405,258              462,851
                  Net cash used in operating
                           activities                    (491,649)              (869,517)          (1,752,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                   (16,030)                   0              (30,222)
     Payments for intangible assets                        (57,121)                   0              (91,631)
     Payments for security deposits                              0                    0               (3,714)
     Purchases of investments                              (20,000)                   0              (20,000)
     Sales of investments                                    7,000                    0               28,530
                 Net cash used in investing
                   activities                              (86,151)                   0             (117,037)



CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of capital lease obligations                 (4,794)              (6,475)             (22,300)
     Net proceeds from issuance of stock                   631,541              736,002            1,752,609
     Proceeds from issuance of debentures                        0              139,990              139,990
                 Net cash provided by financing
                   activities                              626,747              869,517            1,870,299

NET CHANGE IN CASH                                          48,947                    0                1,030

CASH, BEGINNING OF PERIOD                                        0                1,030                    0

CASH, END OF PERIOD                                   $     48,947     $          1,030      $         1,030

SUPPLEMENTAL DISCLOSURE OF NON0CASH INVESTING
  AND FINANCING ACTIVITIES:
      Financing of property and equipment
        with capital lease                            $          0     $         15,924     $         41,088
      Issuance of stock in exchange for notes
        receivable                                    $          0     $        726,250     $        757,550


The accompanying notes are an integral part of these financial statements.


A.         BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited financial statements have been prepared in accodance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 1999 has een derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's audited financial statements and related notes included by the Registrant in the Amended Current Report on Form 8-K/A filed with the SEC on November 1, 2000. The results of operations for the nine months ended Sptember 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2000.

DataMEG Corp., formerly The Viola Group, Inc., a New York Corporation and ts wholly-owned subsidiary, DataMEG Corporation (the "Company") is a development stage enterprise. The Company is a technology development enterprise focused on introducing to the marketplace a technology it has developed, which it has termed Communications Acceleration System
(CAS). CAS is a high-speed data transmission processor that uses, primarily, Plain Old Telephone Service (POTS) as the communication medium to interface between the transmission source and the receiving entity.

In August 2000, the DataMEG Corporation (the "Subsidiary") consummated a shre exchange with a public shell company, the Viola Group, Inc. that has since changed its name to DataMEG Corp. (the "Parent"). In the share exchange the Subsidiary exchanged all its outstanding shares for 90% of the issued and outstanding voting common stock of the Parent. As a result of the transaction, the pre-exchange stockholders of the Parent owned in the aggregate, 3,300,007 shares as of the date of the share exchange. The pre-exchange stockholders of the Subsidiary owned, as a result of the share exchange, 90% of the issued ad outstanding common stock of the Parent, equaling approximately 29,700,627 shares as of the date of the share exchange. In addition, the Subsidiary was required to pay consulting fees totaling $250,000 to an officer of the Parent and assume tax liabilities totaling approximately $30,000. As a result of the merger, the Subsidiary became the operating company. These financial statements are those of the Subsidiary, with adjustments to reflect the changes in equity structure resulting from the share exchange. The company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

B.         DUE TO/FROM STOCKHOLDERS

As of September 30, 2000, the Company was indebted to officers and stock-hoders in the amount of $462,851 for expenses incurred on behalf of the Company and unpaid compensation.


C.          COMMITMENTS AND CONTINGENCIES

COMMITMENTS

During 1999 the Company entered into an agreement with a consultant for sevices rendered over the period October 1999 through June 2000. Unpaid fees associated with this agreement total $60,000 as of September 30, 2000. In addition, the agreement with the consultant called for additional consideration totaling 3% of outstanding stock and 4% in warrants, contingent upon the consummation of the share exchange. Pursuant to this agreement, the Company has agreed to issue this con-sultant 990,000 shares of the common stock of the Parent and is in negotiations to eliminate the requirement to issue any warrants.Such shares had not been issued as of September 30, 2000 and the liability is shown in the balance sheet as "Liability for stock to be issued".
No amount has been recorded related to the possible requirement to issue warrants.

As of September 30, 2000, the Company had committed to issue options to prchase approximately 160,000 shares of common stock at prices ranging from $2.50 to $5.00 per share for persons who had performed services for the Company.

As of September 30, 2000, the Company had committed to issue options to puchase approximately 288,000 shares of common stock at $.10 per share to certain stockholders who purchased stock in the Subsidiary prior to the share exchange.

CONTINGENCIES

In February 2000, a complaint was filed against the Company alleging that he Company and several of its officers breached a nondisclosure and confidentiality agreement with the plaintiff and violated the Uniform Trade Secrets Act. The plaintiff seeks compensatory and punitive damages in unspecified amounts. Management believes that such claims are without merit and that the Company and its officers have not violated the rights of the plaintiff. As of the current date, management is unable to estimate the amount of any losses which may be associated with the complaint.

D.         STOCK INCENTIVE PLAN

In July 2000, the Company adopted a stock incentive plan. The maximum numbr of shares which may be awarded under the plan is 3,000,000. Any person deemed eligible by the Stock Incentive Committee may receive shares or options under the plan; option awards may be in the form of an incentive option or a nonqualified stock option. Stock options issued under the plan vest over several years, unless accelerated by the Stock Incentive Committee. As of September 30, 2000, options for 490,000 shares of common stock had been awarded under this plan with an exercise price of $.01 per share for 50,000 shares and $.30 per share for 440,000 shares. Pursuant to APB 25 compensation in the amount of approximately $60,000 has been recorded during the three months ended September 30, 2000 relative to the options vested at that date. As of September 30, 2000, options had been exercised to purchase 245,000 of the above shares.


E.         CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum with a maturity date of one year from the date of advance unless mutually extended. The deben-tures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures may be converted to common stock at a price of $2.50 per share.

F.         NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:


                       For the three   For the three   For the period     For the nine months   Cumulative
                       months ended     months ended   from inception      ended September 30,  from inception
                       September 30,    September 30,  (January 13, 1999)       2000             (January 13,1999)
                       1999              2000          to September 30,     (unaudited)          to September 30,
                       (unaudited)      (unaudited)    1999  (unaudited)			 2000 (unaudited)


Net loss
(numerator)               (227,864)      (2,603,968)        (543,981)         (3,337,080)          (4,384,009)
Weighted average
Share
(denominator)           28,873,410       31,473,130       28,360,638          30,288,822           29,695,485
Basic and diluted net
loss per share               (0.01)           (0.08)           (0.02)              (0.11)               (0.15)


As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options granted as of September 30, 2000 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

OVERVIEW

Management's discussion and analysis of financial condition and results of operations except for the historical information contained herein, we wish to caution you that certain matters discussed in this Report on Form 10-Q constitute forward-looking events or statements that involve risks and uncertainties. The Company's actual results could differ materially from those stated or implied due to a number of factors, including without limitation those discussed under the caption "Factors That May Effect Future Results".

DataMEG Corp., formerly The Viola Group, Inc., a New York Corporation and its wholly-owned subsidiary, DataMEG Corporation (the "Company") is a development stage enterprise. The Company is a technology development enterprise focused on introducing to the marketplace a technology it has developed, which it has termed Communications Acceleration System (CAS). CAS is a high-speed data transmission processor that uses, primarily, Plain Old Telephone Service
(POTS) as the communication medium to interface between the transmission source and the receiving entity.

In August 2000, the DataMEG Corporation (the "Subsidiary") consummated a share exchange with a public shell company, The Viola Group, Inc. which has since changed its name to DataMEG Corp. (the "Parent"). In the share exchange the Subsidiary exchanged all its outstanding shares for 90% of the issued and outstanding voting common stock of the Parent. As a result of the transaction, the pre-exchange stockholders of the Parent owned in the aggregate, 3,300,007 shares as of the date of the share exchange. The pre-exchange stockholders of the Subsidiary owned, as a result of the share exchange, 90% of the issued and outstanding common stock of the Parent, equaling approximately 29,700,627 shares as of the date of the share exchange. In addition, the Subsidiary was required to pay consulting fees totaling $250,000 to an officer of the Parent and assume tax liabilities totaling approximately $30,000. As a result of the merger, the Subsidiary became the operating company. These financial statements are those of the Subsidiary, with adjustments to reflect the changes in equity structure resulting from the share exchange. The company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

During 1999 the Company entered into an agreement with a consultant for services rendered over the period October 1999 through June 2000. Unpaid fees associated with this agreement total $60,000 as of September 30, 2000. In addition, the agreement with the consultant called for additional consideration totaling 3% of outstanding stock and 4% in warrants, contingent upon the consummation of the share exchange. Pursuant to this agreement, the Company has agreed to issue this consultant 990,000 shares of the common stock of the Parent and is in negotiations to eliminate the requirement to issue any warrants. Such shares had not been issued as of September 30, 2000 and the liability is shown in the balance sheet as "Liability for stock to be issued". No amount has been recorded related to the possible requirement to issue warrants.

From DataMEG Corp.'s inception in January 1999 through September 2000, operating activities consisted primarily of research and development, product design, and development and testing of the CAS technology. During this period, DataMEG Corp. has focused on developing this technology using its internal resources, primarily, its Senior Technology Officer and other external product development-engineering firms. Since inception, DataMEG Corp. has incurred operating losses, and as of September 30, 2000, had an
accumulated deficit of $4.4 million.   DataMEG Corp. has not realized any
operating revenue nor has it achieved profitability on a quarterly or annual basis. While DataMEG Corp is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.

RESULTS OF OPERATIONS

Revenues for the nine months ended September 30, 2000 were $0 (zero) as well as for the corresponding period in the prior year. No revenues were reported for the three-month period ending September 30, 2000 as well as for the corresponding period in the prior year.

Cost of Revenues for the nine months ended September 30, 2000 were $0 (zero) as well as for the corresponding period in the prior year. None were reported for the three-month period ending September 30, 2000 as well as for the corresponding period in the prior.

Research and development expenses were $ 82,685.00 for the three months ended September 30, 2000 compared to $ 27,254.00 for the same period in fiscal 1999. The increase in expenses was primarily due to increased costs associated with non-recurring engineering costs and an increase in prototype expenses for the design and development of the CAS technology. Research and development is essential to DataMEG Corp's future success and it expects that the amounts for research and development expenses will increase in future periods.

As mentioned in the "Overview" DataMEG Corp entered into an agreement with a consultant for services rendered over the period October 1999 through June 2000. These services were for general business and financial consulting services. Unpaid fees associated with this agreement total $60,000 as of September 30, 2000. In addition, the agreement with the consultant called for additional consideration totaling 3% of outstanding stock and 4% in warrants, contingent upon the consummation of the share exchange with The Viola Group, Inc.

Pursuant to this agreement, the Company has agreed to issue this consultant 990,000 shares of the common stock of the Parent and is in negotiations to eliminate the requirement to issue any warrants. Such shares had not been issued as of September 30, 2000 and the liability is shown in the balance sheet as "Liability for stock to be issued". No amount has been recorded related to the possible requirement to issue warrants. A charge relating to this consulting agreement had been charged to the Income Statement for three and nine months ended September 30, 2000, in the amount of $1,893,375.00 for the stock to be issued. An additional charge may be required relating to the warrants granted pursuant to the consulting agreement.

Compensation paid and accrued to officers and others was $ 360,738.00 for the three months ended September 30, 2000 compared to $ 160,232.00 for the same period in fiscal 1999. As of September 30, 2000, the Company was indebted to officers and stockholders in the amount of $462,851 for expenses incurred on behalf of the Company and unpaid compensation.

General and administrative expenses were $ 2,521,283 for the three months ended September 30, 2000 compared to $ 200,610.00 for the same period in fiscal 1999. The increase in expenses reflects the expenses necessary to support increased levels of business activities. DataMEG Corp expects that the dollar amounts of general and administrative expenses will increase in future periods as a result of expansion of business activity and the reporting and other requirements of being a publicly traded company.

Cash used by operating activities for the nine months ending September 30, 2000 was $ 869,517.00. Cash used in investing activities was $0 for the nine months ended September 30, 2000. Cash provided by financing activities was $869,517 for the nine months ended September 30, 2000.

DataMEG Corp financed its operations primarily through private sales of its capital stock and through borrowings on convertible debt agreements. The Company is very active in managing its cash position. DataMEG Corp is constantly reviewing its cash needs and it has been successful in the past with infusion of cash from capital stock sales and other debt obligations. These means and others currently available to DataMEG Corp. may or may not continue to be able in the future. DataMEG Corp believes that the current cash, cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. Therefore, it will continue to look for ways to finance its current operations as well as it prototype development. As such, the Company is pursuing potential financing methods that include consideration of a Private Placement Memorandum that is intended to raise the funds necessary to support the current operations of the Company over the next twelve months. The Officers of the Company will continue to finance Company operations in the interim period.

CURRENT DEVELOPMENTS

DataMEG Corp. has been involved in the development and testing of its CAS technology over the past several months, that has resulted in the creation of a working prototype that facilitates a complete file transfer over Plain Old telephone Service (POTS). The demonstrations have initiated a discussion with an interested party regarding the potential acquisition of DataMEG Corp. and its assets. These discussions are ongoing and are satisfactory to the Company at this time.

DataMEG Corp. is also involved in the development of an ASIC chip platform that will bring CAS technology into product form. The current ASIC design platform is planned to allow for the transfer of data files over POTS at transmission rates in excess of 8 Mbps. The Company hopes to achieve a design that will ultimately allow for transfer rates in the range of 45-50 Mbps over POTS. The ASIC development schedule anticipates a product beta release in early 2001. The final CAS product release could occur by mid-year 2001.


FACTORS THAT MAY EFFECT FUTURE RESULTS

DataMEG Corp expects that substantially all of its revenues will be generated
from the applications or uses of the CAS technology.    While DataMEG Corp is
developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.

DataMEG Corp has limited meaningful historical financial data upon which to base projected revenues and planned operating expenses and upon which investors may evaluate DataMEG Corp and its prospects. In addition, DataMEG Corp operating expenses are largely based on anticipated revenue trends from prospective joint development of applications of CAS, and a high percentage of DataMEG Corp's expenses are and will continue to be fixed such as compensation, research and development and sunk administrative expenses. Investors should consider the risks and difficulties frequently encountered by companies like DataMEG Corp in a new and rapidly evolving market. DataMEG Corp's ability to sell products, and the level of success, if any, DataMEG Corp achieves, depends, among other things, on the level of demand for the CAS technology, which is in a new and rapidly evolving market.

Any failure of DataMEG Corp to increase revenues would prevent it from achieving and/or maintaining profitability. DataMEG Corp has incurred losses since inception and expects to continue to incur losses in the future. As of September 30, 2000, DataMEG Corp had an accumulated deficit of $4.4 million. DataMEG Corp has not achieved profitability on a quarterly or annual basis, and DataMEG Corp anticipates that it will continue to incur net losses.

There can be no assurances that DataMEG Corp's revenues will grow or that DataMEG Corp will generate sufficient revenues to achieve or sustain profitability. DataMEG Corp has fixed expenses and expects to continue to incur these expenses and in addition, DataMEG Corp may need to increase sales and marketing, product development, administrative and other expenses. As a result, DataMEG Corp will need to generate significantly higher revenues to achieve and/or maintain profitability.

DataMEG Corp is entirely dependent on the CAS technology and its future applications, and future growth in revenues depends on the commercial success and acceptability of this line of broadband communication. There can be no assurances that DataMEG Corp will be successful in completing the development or introduction of these CAS products. Failure of current or planned products to operate as expected could delay or prevent their adoption.

If DataMEG Corp does not respond rapidly to technological changes, DataMEG Corp's product concepts could become obsolete. The market for broadband communication products is likely to be characterized by rapid technological change, frequent new product introductions and changes in customer requirements. DataMEG Corp may be unable to respond quickly or effectively to these developments. DataMEG Corp may experience design, manufacturing, marketing and other difficulties that could delay or prevent DataMEG Corp's development, introduction or marketing of new products and applications relating to CAS.

The introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards, could render DataMEG Corp's existing or future products obsolete. In developing DataMEG Corp's products, DataMEG Corp has made, and will continue to make, assumptions about the standards that may be adopted by users. If the standards adopted are different from those which DataMEG Corp have chosen to support, market acceptance of its products may be significantly reduced or delayed and its business will be seriously harmed. In addition, the introduction of products incorporating new technologies and the emergence of new industry standards could render DataMEG Corp's existing application premises obsolete.

Despite DataMEG Corp's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use DataMEG Corp's products or technology. Monitoring unauthorized use of DataMEG Corp's products is difficult and DataMEG Corp cannot be certain that the steps DataMEG Corp has taken will prevent unauthorized use of DataMEG Corp's technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. If competitors are able to use DataMEG Corp's technology, DataMEG Corp's ability to compete effectively could be harmed.

DataMEG Corp could become subject to litigation decisions regarding intellectual property rights, which could seriously harm DataMEG Corp's business and require DataMEG Corp to incur significant costs. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.

In February 2000, a complaint was filed against the DataMEG Corp. alleging that it and several of its officers breached a nondisclosure and confidentiality agreement with the plaintiff and violated the Uniform Trade Secrets Act. The plaintiff seeks compensatory and punitive damages in unspecified amounts. Management believes that such claims are without merit and that the Company and its officers have not violated the rights of the plaintiff. As of the current date, management is unable to estimate the amount of any losses that may be associated with the complaint.

Any acquisitions DataMEG Corp makes could disrupt its business and seriously harm DataMEG Corp's financial condition. DataMEG Corp intends to consider investments in complementary companies, products or technologies. While we have no current agreements to do so, we may buy businesses, products or technologies in the future. In the event of any future purchases, DataMEG Corp could: issue stock that would dilute DataMEG Corp's current stockholders' percentage ownership; incur debt; assume liabilities; incur amortization expenses related to goodwill and other intangible assets; or incur large and immediate write-offs.

DataMEG Corp's operation of any acquired business will also involve numerous risks, including: problems combining the purchased operations, technologies or products; unanticipated costs; diversion of management's attention from DataMEG Corp's core business; adverse effects on existing business relationships with suppliers and customers; risks associated with entering markets in which DataMEG Corp has no or limited prior experience; and potential loss of key employees, particularly those of the purchased organizations.

An active public market for DataMEG Corp's common stock may not be sustained. The market for technology stocks has been extremely volatile. The following factors could cause the market price of DataMEG Corp's common stock to fluctuate significantly: DataMEG Corp's loss of a major supplier, manufacture or customer; the addition or departure of key personnel; variations in DataMEG Corp's quarterly operating results; announcements by DataMEG Corp or its competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments; DataMEG Corp's sales of common stock or other securities in the future; changes in market valuations of broadband access technology companies; changes in market valuations of networking and telecommunications companies; and fluctuations in stock market prices and volumes.

SUMMARY

DataMEG Corp. has been diligent in its development of the CAS technology and the product possibilities that have evolved from the development program. The work has been difficult and sometimes tedious, DataMEG Corp. has admittedly been understaffed during the majority of the time spent working toward the ends we are now achieving, over the past two years. The Company feels strongly that their efforts have been fruitful and beneficial to the Company and its shareholders. Today the Company is working to facilitate the next step in the CAS development project, including operations financing, ASIC chip development and introducing business resources that may take the CAS technology project to conclusion and introduce a CAS product into the marketplace.

Part II.                 OTHER INFORMATION

Item 1.                  Legal Proceedings

         On February 15, 2000 a complaint was filed by Quantum Advanced Technologies, Inc. in the Superior Court for the District of Columbia, Civil Division, Civil Action No. 00-0001066, against the Registrant's wholly owned subsidiary, DataMEG Corporation, ("DTMG-VA") the three founders and principal stockholders thereof, Reggie L. Phillips, DTMG-VA's and the Registrant's Chief Operating Officer, Andrew Benson, the DTMG-VA's and the Registrant's President and John P. Cairns, and against other entities affiliated with Messrs. Benson and Phillips. The Complaint alleges: in Count I, that Benson, Phillips, DTMG-VA and other entities with whom Benson and Phillips were affiliated breached a nondisclosure and confidentiality agreement with the Plaintiff by inducing Cairns to leave the Plaintiff's employment and to bring with him to DTMG-VA, disclose and use proprietary, confidential and trade secret information relating to a new modulation technology with enormous potential commercial value in the field of data transmission technology allegedly developed by Cairns at the end of 1996 while an employee of Plaintiff; Count II alleges that the same conduct by Benson, Phillips, DTMG-VA, and other entities with whom Benson and Phillips are affiliated, is in violation of the Uniform Trade Secrets Act. Count III alleges that Benson, Phillips, DTMG-VA and other affiliates with whom Benson and Phillips are affiliated, tortuously interfered with the Plaintiff's contractual relationship with Cairns. Count IV alleges that Benson, Phillips, DTMG-VA, and other entities with whom Benson and Phillips are affiliated, tortuously interfered with Plaintiff's prospective business expectancy by misappropriating the Plaintiff's proprietary, confidential and trade secret information and by attempting to develop, market and sale products, services and applications which use the claimed proprietary technology. Count V alleges that Cairns breached his employment agreement with the Plaintiff by disclosing the aforesaid proprietary, confidential and trade secret information to Benson, Phillips, DTMG-VA and other entities with whom Benson and Phillips are affiliated. Count VI alleges that Cairns breached a fiduciary duty of confidentiality owed by virtue of his employment with the Plaintiff with respect to its proprietary confidential and trade secret information. And Count VII alleges that Cairns has violated the Uniform
Trade Secrets Act of the District of Columbia by virtue of his disclosure of the Plaintiff's alleged proprietary confidential and trade secret information relating to the technology and conduct constituting his misappropriation of the Plaintiff's trade secrets in violation of the Uniform Trade Secrets Act. The Complaint seeks declaratory and injunctive relief, compensatory and punitive damages in unspecified amounts and a decree directing that all inventions, improvements, developments conceived, produced or developed by the Defendants or any of them relating to the Plaintiff's claim of proprietary, confidential and trade secret information be assigned to the Plaintiff. The Complaint also seeks costs and attorneys fees as provided in the alleged nondisclosure and confidentiality agreement to which the Defendants are allegedly parties.
         Both DTMG-VA and Messrs. Phillips, Benson and Cairns dispute the allegations of the Complaint. DTMG-VA contends that the Tone Frequency Technology that DTMG-VA is developing is unrelated to the Waveform Technology owned by Quantum Advanced Technologies and therefore, believes that it has not violated any rights of Quantum Advanced Technologies. The ultimate outcome of the litigation which may extend over a substantial period of time is uncertain. At a minimum, such litigation may distract the management of DTMG-VA and the Registrant from expending time and efforts on behalf of the business of that company.

Item 2.           Exhibits and Reports on Form 8-K

                  Reports filed on Form 8-K

(1) On August 18, 2000, the Registrant filed a report on Form 8-K disclosing the changed control of Registrant. As a consequence of the closing and effectiveness of a certain Agreement and Plan of Share Exchange between the Registrant and DataMEG Corporation, a Virginia corporation ("DTMG-VA") pursuant to which DTMG-VA became a wholly-owned subsidiary of the Registrant and the former shareholders of DTMG-VA exchanged their shares in DTMG-VA for common stock of the Registrant equaling upon completion of the share exchange ninety percent (90%) of the issued and outstanding voting capital stock of the Registrant.

(2) On November 3, 2000, the Registrant filed a report on Form 8-K disclosing a change in the Registrant's certifying accountant in connection with the share exchange previously reported and further reporting the amendment of the Registrant's Certificate of Incorporation to change the name of the Registrant to DataMEG Corp.

(3) On November 3, 2000, the Registrant filed an Amendment to its report on Form 8-K filed August 18, 2000 by furnishing financial statements and pro forma financial information with respect to DataMEG Corporation, a Virginia Corporation ("DTMG-VA"), the Registrant acquired in connection with the previously reported share exchange.


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      DATAMEG CORP.



Date:   November 20, 2000


By: /s/ Andrew Benson
        -------------
        Andrew Benson
        President and Acting Chief Financial Officer
       (principal executive officer)