Form 10-K
period 2000-12-31
DATAMEG CORP
filed 2001-04-17
CIK 716749

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                 For the period ending December 31, 2000

                     Commission file number 0-12493

                              DATAMEG CORP.
        (Exact Name of Registrant As Specified In Its Charter)


          NEW YORK                                      13-3134389

(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                    Identification Number)

3148 Dumbarton Street, N.W., Washington, D.C.             20007
(Address of Principal Office)                            Zip Code


                              (202) 965-2448
             (Registrant's Telephone Number, Including Area Code)

                                 N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  (X)   No ___


                  APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock par value $0.01 per share    35,235,402 shares outstanding at
                                                December 31, 2000

                           DATAMEG CORP.



                              INDEX


Page
Part I.

Item 1. Business...................................... .....................4-9

Item 2.Properties......................................  ..............  ....9

Item 3. Legal Proceedings......................................  .........9-10

Item 4. Submission of Matters to a Vote of Security Holders............. ...10

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters.............................................................10

Item 6. Selected Financial Data..........................................10-11

Item 7. Managements Discussion and Analysis of Financial Condition
        and Results of Operations........................................11-14

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk............................................................14-15

Item 8. Financial Statements and Supplementary Data

        Consolidated Balance Sheets - December 31, 1999
          and December 31, 2000  (audited).................................16

        Consolidated Statements of Operations
          From Inception (January 13, 1999) to December 31, 1999 and
            For the Year Ended Ended December 31, 2000(audited);
            and Cumulative From Inception (January 13, 1999)
            to December 31, 2000 (unaudited)...............................16
 .
        Consolidated Statements of Stockholders' Equity (Deficit)
           From Inception (January 13, 1999) to December 31, 1999 (audited)
           and For the Year Ended December 31, 2000 (audited)..............16

        Consolidated Statements of Cash Flows -
           From Inception (January 13, 1999) to December 31, 1999 (audited) and For the year ended Decmber 31, 2000 (audited); and
           From Inception (January 13, 1999) to December 31, 2000
           (unaudited).................................................... 16

        Notes to Financial Statement ...................................


Item 9.       Changes in and Disagreements with Accountants on Accounting
              And Financial Disclosures..................................
Part III.

Item 10.        Directors and Executive Officers of the Registrant........

Item 11.        Executive Compensation....................................


Item 12.        Security Ownership of Certain Beneficial Owners and
                Management................................................

 .
Item 13.        Certain Relationships and Related Transactions............


Part IV.

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form
               8-K.........................................................


SIGNATURES
PART 1

ITEM 1. BUSINESS

CERTAIN INFORMATION IN THIS ANNUAL REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR THE PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE ECONOMIC CONDITIONS OR PERFORMANCE AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, "FORWARD-LOOKING STATEMENTS" CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS "FORWARD-LOOKING STATEMENTS" ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS "FORWARD-LOOKING STATEMENTS" WILL PROVE TO BE CORRECT, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S "FORWARD-LOOKING STATEMENTS." THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY OTHER "FORWARD-LOOKING STATEMENTS," ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED IN ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND
ITEM 7A "QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

OVERVIEW

     DataMEG Corp., ("the Parent") and ("the Company"), formerly The Viola Group, Inc., a New York Corporation and its wholly -owned subsidiary, DataMEG Corporation (the "Subsidiary") is a development stage enterprise. The Company is a technology development company focused primarily on developing new technologies relating to high speed Internet access through traditional phone lines and other applications where the movement of data is the underpinning element. The Subsidiary was incorporated in January 1999 as a Virginia corporation, based in Washington DC.

Product:

     DataMEG Corporation has developed a high-speed data transmission processor that uses, primarily, Plain Old Telephone Service (POTS) as the communication medium to interface between the transmission source and the receiving entity. DataMEG Corporation has designated this process as a Communications Acceleration System (CAS), and has filed patents pertinent to this technology development.

     CAS uses DataMEG Corporation's proprietary technology that allows for data transmissions over POTS, as well as other existing communications mediums such as ISDN, T1, cable and DSL lines. CAS sends data over POTS at a transmission rate in excess of 8Mbs, in both upstream and downstream modes, and requires no communication line modifications or additions. This allows for high-speed communications over an existing, established network for consumers, a distinct advantage over other existing transmission technologies.

Market Analysis:

Description of Primary Industry:

     The desire of most users of devices that require some form of communication media for the transmission of data is "Bandwidth on Demand". With the current increases in Internet utilization and e-commerce, many communications organizations and computer component manufacturing concerns are in search of the panacea for providing quick and easy access for Web surfing, e-mailing with mammoth attachments through the Internet, while providing an economically viable solution to remote users.


     While some users have speedy access at work, through T1 or frame relay lines, other users must opt for technologies such as Integrated Service Digital Networks (ISDN) or satellite-dish access for swifter transmission of data and Web surfing. Others are using Cable and Digital Subscriber Lines (DSL), which are currently faster than traditional analog modems. Cable has made much in-roads in the consumer marketplace while DSL is attracting more business users with more cash and those not wired for cable. However, the type of access available may be limited by geographical location.

     Communication pundits claim that "thorny technical problems" and lack of standards continue to prevent wider Cable and DSL availability. Currently, there are six routes to the transmission and receipt of data. The table below outlines the various methods from slowest to fastest. This table is an extraction from a PC World article. (NOTE: REFER TO GRAPHIC #1 FOR TABLE COMPARISONS)


The primary product choices available to the majority of users are Cable, DSL, ISDN and Satellite.



Digital Subscriber Lines (DSL) are delivered over the same copper wire as phone service. Some DSL versions can run at speeds over 100 times faster than standard dial-up. The ubiquity of phone wires makes DSL a good choice for many users. The drawback is that most users cannot get DSL yet. Many of the
deliverers (phone companies) of DSL are still learning how to deploy it.   DSL
is not a standard process as with Cable because it comes in many forms.  There
is IDSL (ISDN DSL) to HDSL (high bit-rate DSL).   Most variations are a form
of ADSL: the "A" stands for "asymmetric" which means that it sends data faster
downstream than upstream to your PC.   This technology has its roots in phone-
line origin and is primarily offered by phone companies. The benefit to this technology is that one can talk and transmit, simultaneously. Pricing for this service is all over the map ranging from $50 to $800 per month, with one of the major Bell companies charging $190 per month. Furthermore, the DSL modem will cost approximately $99 per installation.

ISDN was once the fastest access for the masses; however, it never caught
on. Its top speed of 128 kbps provides quicker access than traditional dial-up speeds. This service is provided by phone service providers and can be quite pricey. The more you use the bigger the bill. This service is available to
90 percent of the country, a figure that cable and DSL may never match.   The
service is known for complex installations and newly developed methods provide better connectivity.

Satellites are available to anyone who can mount a disk with clear view of the southern sky. This is good news for those who live in remote places where other services are not available. The speeds at which data is transmitted (400kps) are acceptable to these remote users. However, the question of upstream transmissions in still problematic. Cost for this service is approximately $50 per month and the installation of the disk.

Drivers for Increased Bandwidth:

Technology and technological advancements are crucial drivers of our economy and they are shaping our society in many ways. They [advancements] are affecting everything from personal relationships to how we choose to spend
our leisure time.   It has been stated that the delivery of many products and
services to consumers will undergo dramatic changes during the next decade. Retail space and news circulation, to name a few, are on the verge of trying to re-invent themselves. With more businesses moving towards e-commerce distribution channels, the need for improved access speeds is vital to the delivery of goods and services to the e-marketplace. On-line transactions and information transfer are being driven by an insatiable desire of network users, and improved speed will likely increase the number of transactions and increase the benefits derived by companies employing e-commerce.

It is this new technological frontier driven by the rapid development of the e-commerce marketplace, with a strong desire for quick data access, improved phone services and video applications, which underpins DataMEG Corporation's CAS development and marketability.

Industry Characteristics and Trends:

The current environment for the telecommunications industry is very intriguing. Within the domestic and international marketplace, telecommunications service providers are using their enormous capital budgets to bolster competition in the industry and among opposing technologies. Improvements to advanced technology networks (ATN), dense wavelength divisions multiplexing and improved MHz processors, are some examples. Fiber optic lines are being installed and mergers of complementary product-lines searching for synergies within product offerings are changing the landscape for high-speed data transmission. However, each new gain achieved that promises
improvements is questioned from an operational and cost standpoint.   As for
fiber lines, some pundits have stated that "we might have enough from our viewpoint now, but perhaps not the way we will live in the future."

The current landscape is divided into two market segments: wired and wireless. Within these two segments competition among wired phone, wireless and cable are commonplace. Access to customers, through the often-described "last mile", is causing competitive pressure and much inter-industry competition.

Within each segment there exists proponents for different digital standards as the industry evolves into a broadband platform. Many providers of network capabilities are studying their options for upgrading or developing new networks, such as data networking based on Internet protocol (IP), in an attempt to bring broadband access to existing and new customers.

It is this environment of uncertainty, stemming from lack of digital standards and the constant development of new technologies, which favors technologies that are proven and currently operational.

 The growth of Internet traffic has demanded that communication service providers replace their voice networks with more efficient, data-oriented cell or packet-based networks. However, many billions have already been invested in existing networks, the implication of major shifts in direction arguably is not a feasible option. To further compound this dilemma, data networks in general have not achieved the same level of reliability as voice networks. Therefore, equipment providers are racing to develop converged or unified
networks that may provide efficiency and reliability.    With this said, many
well-capitalized equipment providers are addressing their need to enhance their data capability by way of acquisition.

The drive for improving broadband access is that consumers are spending more time at home on the Internet, and they are demanding faster and affordable access speed. The two primary broadband product solutions are cable modems and digital subscriber line technologies. Their primary function is to boost network capacity. Both of these technologies are geared towards the booming residential and business markets that are starving for bandwidth between users and Internet service providers. The outlay for these services typically starts at $40 per month. As these services face further competition, this should drive the cost down somewhat in the future.

Forrester Research, predicts that one-quarter of all US homes-about 16 million households-will use broadband connections to the Internet by 2002. The distribution calls for 80% of the future residential market to use cable modems and digital subscriber line technology to capture the remainder.

Cable modems promise connection speeds of up to 30 Mbps. These modems are sold separately or can be packaged into set-up boxes. A drawback of this technology is that the cable networks are not yet equipped to handle two-way traffic. Only about 30-40% of the infrastructure has been upgraded to support two-way traffic. Until upgrades are complete, cable modems will be limited to specific markets. The rollout of digital cable boxes to replace the analog boxes is fast underway. These boxes provide subscribers with better quality services.

In the area of switches-the most basic element of communications networks- these computers (switches) which simply convert telephone conversation to digital form and then reconvert them back to analog form are experiencing a decline in demand. These switches were in hot demand as upgrades were made to the telephone networks. With much of this digital upgrading done, most of the service providers are investing in new forms of switches that are better able to handle the vast traffic flowing through their networks. The constant argument against alternative technologies is the quality of service. Voice equipment is known for its reliability to "five nines"-99.999% efficiency rating. Voice networks are almost always available versus data networks, which post almost 21,000 minutes of unavailable time per year.

Since CAS uses the existing analog networks as its transmission medium the predictions for performance, availability and scalability are favorable.

The outlook for demand for communications equipment indeed looks promising. The markets for communications equipment are estimated to be
between $190 billion and $380 billion.   Predictions for the 2000's are that
the marketplace will increase to $415 billion to $650 billion. Data networking (25%) and access methods (15%) are predicted to experience great growth in the coming years. The major challenge within this industry is to satisfy the insatiable need for increased capacity within the system as well as improve the quality and breadthe of services. The entire industry is benefiting from the product replacement cycle underway and with new technologies and processes being sustained, improvements are commonplace.

The global drive underway is to upgrade the telephone networks from analog to digital technology. Digital is being used more and more in copper and wireless networks. Consumers have been benefiting from this move towards digital mobile phones more so than from digital lines in their homes. It has been stated that two-thirds of wireless subscribers use digital phones, while only10 percent of the access lines in the public network have been converted. This area is slated for much capital expenditure for many years to come.

The language for data communications (more capacity and lower operating costs) is the fastest growing segment. Data traffic is tripling every year and should overtake voice shortly. In this environment, technologies that allow for better data handling capacity will be a sure winner.

In search of this outcome, a shift from copper transmission infrastructure to fiber-optic systems is underway. Users are demanding voice, data, text and video services over existing telephone networks so fiber-optic cable is being deployed at a rapid pace. There is no doubt that fiber-optic cable can transmit a thousand times more information than today's radios frequencies combined. However, despite fiber's advantage, the cost of installing is still too great to be accomplished at some levels. While fiber adds capacity, its impact is not felt by most households, which are forced to rely on traditional copper wires.

Because CAS was developed using Plain Old Telephone Service (POTS), only minor investment on the part of the telecommunications networks would be required in order for it to be operational. CAS's ranges and potential permutations within the new digital networks are currently being explored.

Market size for CAS:

The increase in traffic on the Internet has been incredible. According to International Data Corp (IDC), the total number of Internet users reached almost 100 million, up from 16 million in 1995. IDC is projecting over 160 million users by 2000. Meanwhile the number of Internet host computers or servers has expanded to approximately 43 million from 3.2 million in 1994. Internet service providers have contributed to traffic growth. Unlimited access has put a strain on the telephone networks that are not use to an average subscriber being on-line for 55 minutes per day. With high-speed access, this time may be reduced.

Furthermore, Nokia states that there were over 300 million wireless users in 1998 and they predict that this amount will hit one billion by the year-end 2004. With these users demanding Internet access too, market potential is great for broadband services.

Capitalization:

      Initial capitalization of the company came in two forms, cash from the founders and the sale of securities to private organizations and individuals. There have been four rounds of securities sales thus far and one split of 1.45 to 1 which accounts for a total outstanding share balance of 14,917,472 prior to the share exchange with the Viola Group, Inc., of which 13,050,000 shares were held by the three founders.

      In August 2000, the DataMEG Corporation (the "Subsidiary") consummated a share exchange with a public shell company, the Viola Group, Inc. that has since changed its name to DataMEG Corp. (the "Parent"). In the share exchange the Subsidiary exchanged all its outstanding shares for 90% of the issued and outstanding voting common stock of the Parent. As a result of the transaction, the pre-exchange stockholders of the Parent owned in the aggregate, 3,300,007 shares as of the date of the share exchange. The pre-exchange stockholders of the Subsidiary owned, as a result of the share exchange, 90% of the issued and outstanding common stock of the Parent, equaling approximately 29,700,627 shares as of the date of the share exchange. In addition, the Subsidiary was required to pay consulting fees totaling $250,000 to an officer of the Parent and assume tax liabilities totaling approximately $30,000. As a result of the merger, the Subsidiary became the operating company. These financial statements reflect those of the Subsidiary, with adjustments to reflect the changes in equity structure resulting from the share exchange. All references in the accompanying financial statements to the number of common shares have been restated to reflect the share exchange. The company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTCBB.

ITEM 2. PROPERTIES

      We currently maintain our office in approximately 1,200 square feet of space at 3148 Dumbarton Street, N.W., Washington, D.C. pursuant to a three-year lease agreement terminating in January 2003. The terms of the lease agreement requires an annual rent of approximately $34,000.



ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In August 2000, the DataMEG Corporation (the "Subsidiary") consummated a share exchange with a public shell company, the Viola Group, Inc. that has since changed its name to DataMEG Corp. (the "Parent"). In the share exchange the Subsidiary exchanged all its outstanding shares for 90% of the issued and outstanding voting common stock of the Parent. As a result of the transaction, the pre-exchange stockholders of the Parent owned in the aggregate, 3,300,007 shares as of the date of the share exchange. The pre-exchange stockholders of the Subsidiary owned, as a result of the share exchange, 90% of the issued and outstanding common stock of the Parent, equaling approximately 29,700,627 shares as of the date of the share exchange. In addition, the Subsidiary was required to pay consulting fees totaling $250,000 to an officer of the Parent and assume tax liabilities totaling approximately $30,000. As a result of the merger, the Subsidiary became the operating company. These financial statements reflect those of the Subsidiary, with adjustments to reflect the changes in equity structure resulting from the share exchange. All references in the accompanying financial statements to the number of common shares have been restated to reflect the share exchange. The company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.



PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stockholder Matters

     On August 9, 2000, via a Written Consent in lieu of Joint Special Meeting of the Board of Directors and Stockholders, the sole director of The Viola Group, Inc. and shareholders holding in excess of a majority of the total voting power of The Viola Group, Inc.'s capital stock determined to change the corporation's name to DataMEG Corp.

     Attached as an exhibit is the Certificate of Amendment to the Certificate of Incorporation of The Viola Group, Inc., as filed with the New York Department of State on September 7, 2000, effectuating the name change to DataMEG Corp (See Exhibit 99.001).

     The following table sets forth the ranges of high and low sales prices of DataMEG Corp. Common Stock for each quarter since June 30, 2000.

                                                        Low              High
July 01, 2000 through September 18,2000

VIOL                                                    $1.375          $4.000

September 19, 2000 through September 30, 2000

DTMG                                                    $1.437          $2.562

October 1, 2000 through December 31, 2000               $0.531          $4.562


ITEM 6. SELECTED FINANCIAL DATA


                               For The Period                   Cumulative
                               From Inception To   Year       Since Inception
                             (January 13, 1999     Ended     (January 13,1999
                              December 31, 1999)   2000      December 31, 2000)


CONSOLIDATED STATEMENTS OF
OPERATIONS DATA:REVENUE:             $  -           $      -     $    -

OPERATING EXPENSES:
    Research and development     $    169,322    $493,604       $   622,926

    General and administrative   $    886,136    $6,282,072     $7,168,208


    Total Operating expenses     $ 1,055,458     $6,775,676     $7,831,134
    Loss from operations         $(1,055,458)    $(6,775,676)   $(7,831,134)
OTHER INCOME (EXPENSES):             $8,530      $(7,874)       $656

NET LOSS BEFORE BENEFIT FOR
        INCOME TAXES:            $(1,046,928)   $(6,783,550)    $(7,830,478)

   Benefit for income taxes      $  -           $    -          $     -

NET LOSS                         $(1,046,928)   $(6,783,550)    $(7,830,478)

    Net loss per common share
    (basic and diluted)         $ (0.04)        $(0.21)         $  (0.25)

    Weighted average number
    of common shares of
    outstanding                  28,657,710     31,827,392     31,314,822

As of December 31, 2000

BALANCE SHEET DATA:                                 1999          2000
                                                ----------------------------
Total assets                                    $   225,396     $174,069
Working capital (deficit)                       $    (59,553)   $(733,493)
Total stockholders' equity (deficit)            $    82,179     $(1,768,344)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

CERTAIN INFORMATION IN THIS ANNUAL REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR THE PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE ECONOMIC CONDITIONS OR PERFORMANCE AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, "FORWARD-LOOKING STATEMENTS" CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS "FORWARD-LOOKING STATEMENTS" ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS "FORWARD-LOOKING STATEMENTS" WILL PROVE TO BE CORRECT, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S "FORWARD-LOOKING STATEMENTS." THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY OTHER "FORWARD-LOOKING STATEMENTS," ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED BELOW.

OVERVIEW

      Management's discussion and analysis of financial condition and results of operations except for the historical information contained herein, we wish to caution you that certain matters discussed in this Report on Form 10-K constitute forward-looking events or statements that involve risks and uncertainties. The Company's actual results could differ materially from those stated or implied due to a number of factors, including without limitation those discussed under the caption "Factors That May Affect Future Results".

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


      As of December 31, 2000, the Company had issued options to purchase approximately 205,000 shares of common stock at prices ranging from $1.73 to $5.00 per share for persons who had performed services for the Company.

      As of December 31, 2000, the Company had committed to issue stock for consulting services rendered during the period July through December 2000.
The stock had not been issued as of December 31, 2000 and has been recorded as a liability for stock to be issued (See Note D to the financial statements).

      During 1999, the Company entered into an agreement with a consultant for services rendered over the period October 1999 through June 2000. The agreement with the consultant may call for additional consideration totaling 4% of outstanding stock in warrants, contingent upon the consummation of the share exchange. The Company believes that no such additional compensation is due to the consultant under the terms of the agreement. No amount has been recorded related to the possible requirements to issue warrants.


      During 2000, the Company entered into an agreement with a consultant to provide certain services related to the possible sale of the Company.
Pursuant to the agreement, the Company had issued 340,000 shares of common stock and had a liability to issue another 340,000 shares of common stock as compensation for services rendered through December 31, 2000. Pursuant to the agreement, if a sale of the Company were completed, the Company would be obligated to pay the consultant total compensation of up to 10% of the gross consideration received in a sale.


      From DataMEG Corporation's inception in January 1999 through December 2000, operating activities consisted primarily of research and development. DataMEG Corporation has focused on developing this technology using its internal resources, primarily, its Senior Technology Officer and other external product development-engineering firms. Since inception, DataMEG Corporation has incurred operating losses, and as of December 31, 2000, had an
accumulated deficit of $7.8 million.   DataMEG Corporation has not realized
any operating revenue nor has it achieved profitability on a quarterly or annual basis. While DataMEG Corp is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.

RESULTS OF OPERATIONS

      Revenues for the year ended December 31, 2000 were $0 (zero) as well as for the corresponding period in the prior year. No revenues were reported for the three-month period ending December 31, 2000 as well as for the corresponding period in the prior year.

      Cost of Revenues for the year ended December 31, 2000 were $0 (zero) as well as for the corresponding period in the prior year. None were reported for the three-month period ending December 31, 2000 as well as for the corresponding period in the prior.

      Research and development expenses were approximately $494,000 for the year ended December 31, 2000 compared to approximately $169,000 for the same period in fiscal 1999. The increase in expenses was primarily due to increased costs associated with non-recurring engineering costs and an increase in prototype expenses for the design and development of the CAS technology. Research and development is essential to DataMEG Corp's future success and it expects that the amounts for research and development expenses will remain constant in future periods.


      As mentioned in the "Overview" DataMEG Corp entered into an agreement with a consultant for services rendered over the period October 1999 through June 2000. These services were for general business and financial consulting services.

      Pursuant to this agreement, the Company has issued this consultant 1,010,000 shares of the common stock of the Parent and committed to issue an additional 30,000 shares of common stock of the Parent. The additional 30,000 shares had not been issued as of December 31, 2000 and the liability is shown in the balance sheet as "Liability for stock to be issued". A charge relating to this consulting agreement had been charged to the Statement of Operations for the year ended December 31, 2000, in the amount of $2,034,715 for the stock issued and to be issued. The agreement with the consultant may call for additional consideration totaling 4% of outstanding stock in warrants, contingent upon the consummation of the share exchange. The Company believes that no such additional compensation of warrants is due to the consultant under the terms of the agreement. No amount has been recorded related to the possible requirement to issue warrants.

      Compensation paid and accrued to officer and other employees was $984,000 for the year ended December 31, 2000 compared to $574,000 for the same period in fiscal 1999. As of December 31, 2000, the Company was indebted to officers and stockholders in the amount of $0 for expenses incurred on behalf of the Company and unpaid compensation. As of December 31, 2000, an officer and stockholder was indebted to the Company in the amount of $347,014 and two employees and shareholders were indebted to the Company in the amount of $306,983 related to stock subscriptions receivable. Stock was issued for compensation and for reimbursements of amounts paid on behalf of DataMEG Corp. for approximately $795,000.

      General and administrative expenses were approximately $6,282,000 for the year ended December 31, 2000 compared to approximately $886,000 for the same period in fiscal 1999. The increase in expenses reflects the expenses necessary to support increased levels of business activities. DataMEG Corp expects that the dollar amounts of general and administrative expenses will increase in future periods as a result of expansion of business activity and the reporting and other requirements of being a publicly traded company.

      Cash used by operating activities for the year ended December 31, 2000 was approximately $903,000 . Cash used in investing activities was approximately $36,000 for the year ended December 31, 2000. Cash provided by financing activities was approximately $938,000 for the year ended December 31, 2000.

      DataMEG Corp financed its operations primarily through private sales of its capital stock and through borrowings on convertible debt agreements. The Company is very active in managing its cash position. DataMEG Corp is constantly reviewing its cash needs and it has been successful in the past with infusion of cash from capital stock sales and other debt obligations. These means and others currently available to DataMEG Corp. may or may not continue to be able in the future. DataMEG Corp believes that the current cash, cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. Therefore, it will continue to look for ways to finance its current operations as well as it prototype development. The stockholder employees of the Company will continue to finance Company operations in the interim period.

CURRENT DEVELOPMENTS

      DataMEG Corporation has been involved in the development and testing of its CAS technology over the past several months, that has resulted in the creation of a working prototype that facilitates a complete file transfer over Plain Old telephone Service (POTS). The demonstrations have initiated a discussion with an interested party regarding the potential acquisition of DataMEG Corp. and its assets. As of December 31, 2000, the company continues to work out the intricacies of a proposed acquisition. (Refer to Exhibit
99.010 for further specifics regarding the impending transaction.) These discussions are ongoing and are satisfactory to the Company at this time.

      DataMEG Corporation is also involved in the development of an ASIC chip platform that will bring CAS technology into product form. The current ASIC design platform is planned to allow for the transfer of data files over POTS at transmission rates in excess of 8 Mbps. The Company hopes to achieve a design that will ultimately allow for transfer rates in the range of 45-50 Mbps over POTS. The ASIC development schedule anticipates a product beta release in mid-year 2001. The final CAS product release could occur by end-of-year 2001.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      Any failure of DataMEG Corp to generate revenues would prevent it from achieving and/or maintaining profitability. DataMEG Corp has incurred losses since inception and expects to continue to incur losses in the future. As of December 31, 2000, DataMEG Corp had an accumulated deficit of $7.8 million. DataMEG Corp has not achieved profitability on a quarterly or annual basis, and DataMEG Corp anticipates that it will continue to incur net losses.

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

SUMMARY

      DataMEG Corporation has been diligent in its development of the CAS technology and the product possibilities that have evolved from the development program. The work has been difficult and sometimes tedious, DataMEG Corporation has admittedly been understaffed during the majority of the time spent working toward the ends we are now achieving, over the past two years. The Company feels strongly that their efforts have been fruitful and beneficial to the Company and its shareholders. Today the Company is working to facilitate the next step in the CAS development project, including operations financing, ASIC chip development and introducing business resources that may take the CAS technology project to conclusion and introduce a CAS product into the marketplace.





ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



CONTENTS                                     PAGE



Independent Auditors' Report                    1

Consolidated Financial Statements:

Balance sheets                                  2

Statements of operations                        3

Statements of stockholders' equity (deficit)    4

Statements of cash flows                        5

Notes to Financial Statements                   6-15




               INDEPENDENT AUDITORS' REPORT


           TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
        DATAMEG CORP., (A DEVELOPMENT STAGE ENTERPRISE),
                       Washington, DC

We have audited the accompanying consolidated balance sheets of DATAMEG CORP. AND SUBSIDIARY, (a development stage enterprise), (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the period from January 13, 1999 (date of inception) to December 31, 1999 and for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DATAMEG CORP. AND SUBSIDIARY, as of December 31, 1999 and 2000 and the results of its operations and its cash flows for the period from January 13, 1999 to December 31, 1999 and for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the financial statements, the Company has suffered a significant loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Hoffman, Fitzgerald & Snyder, P.C.
    ----------------------------------
    Hoffman, Fitzgerald & Snyder, P.C.


McLean, Virginia
April 2, 2001



                       DATAMEG CORP. AND SUBSIDIARY
                     (A DEVELOPMENT STAGE ENTERPRISE)
                       CONSOLIDATED BALANCE SHEETS

                                                December    31,December 31,
                                                   1999         2000

ASSETS

CURRENT ASSETS:
 Cash                                          $     1,030   $         15
 Employee advances                                     267              -
 Prepaid expenses                                   56,667              -
 Due from stockholder and officer                   25,700              -
   Total current assets                             83,664             15

PROPERTY AND EQUIPMENT, net                         46,387         51,124

OTHER ASSETS:
 Intangible assets                                  91,631        111,694
 Deposits                                            3,714         11,236
   Total other assets                               95,345        122,930

                                               $   225,396    $   174,069


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Capital lease obligation                      $     9,339     $   11,138
 Accounts payable and accrued expenses              76,285        697,370
 Due to stockholders and officers                   57,593          -
 Convertible subordinated debentures                  -            25,000
   Total current liabilities                       143,217        733,508

LONG TERM LIABILITIES:
 Liability for stock to be issued                     -         1,208,905
   Total liabilities                               143,217      1,942,413

COMMITMENTS AND CONTINGENCIES                         -            -

STOCKHOLDERS'  EQUITY (DEFICIT):
 Preferred stock, $.01 par value, 5,000,000 shares
  authorized, none issued or outstanding              -              -
  Common stock, $.01 par value; 75,000,000 shares
  authorized 29,653,843  and 35,235,402 shares
  issued and outstanding at December 31, 1999
  and December 31,2000 respectfully                296,538        352,354
 Common stock subscriptions receivable             (31,300)      (656,251)
 Common stock options                                 -           152,341
 Additional paid-in capital                        863,869      6,213,690
 Accumulated deficit during development stage   (1,046,928)    (7,830,478)
   Total stockholders' equity (deficit)             82,179     (1,768,344)

                                               $   225,396  $     174,069


The accompanying notes are an integral part of these consolidated financial statements


                                 DATAMEG CORP. AND SUBSIDIARY
                               (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                Cumulative
                        For the period        For the           from inception
                         from inception       year ended       (January 13, 1999)
                       (January 13, 1999        December 31,   to December 31, 2000
                       to December 31, 1999       2000             (unaudited)

REVENUE                     $    -0-          $       -0-           $     -0-

OPERATING EXPENSES:
 Research and development       169,322           493604              662926
 General and administration     886,136        6,282,072           7,168,208

  Total operating ex          1,055,458        6,775,676           7,831,134

 Loss from operation         (1,055,458)      (6,775,676)         (7,831,134)

OTHER INCOME (EXPENSES):
 Realized gains on sale
    of securities                 8,530                0               8,530

 Interest Expense                    -0-          (7,874)             (7,874)

     Total other income           8,530           (7,874)                656

NET LOSS BEFORE BENEFIT FOR
 INCOME TAXES              $ (1,046,928)      (6,783,550)         (7,830,478)

 Benefit for income

NET LOSS                   $ (1,046,928)      (6,783,550)         (7,830,478)

Net loss per common share
 (basic and diluted)       $      (0.04)           (0.21)              (0.25)

Weighted average number of
common  shares outstanding   28,657,710       31,827,392          31,314,822


                       DATAMEG CORP. AND SUBSIDIARY
                      (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                      Shares                Common                 Additional                  Stock
                                      Outstanding           Stock                 Paid-in Capital           Subscriptions

Balance, January 13, 1999              $        -         $       -                $         -              $        -

Stock issuances                         2,182,803            21,828                  1,026,079                     -
Stock issuance in lieu of cash
 for compensation                      27,471,040           274,710                   (162,210)                (31,300)
Net loss (comprehensive)                        -                 -                          -                       -

Balance, December 31                   29,653,843        $  296,538                $   863,869              $  (31,300)

 Stock issuances                           46,784               468                    695,232                       -
 Stock issuances in lieu of cash
  for compensation                      1,905,000            19,050                  4,607,338                (622,696)
 Conversion of deben                       38,000               380                     94,610                       -
Stock options, exercised
  for cash                                174,588             1,746                     15,713                  (2,255)
 Stock options grant                            -                 -                          -                       -
 Post share exchange                      117,180             1,172                     (1,172)                      -
 Share exchange (See Note A)            3,300,007            33,000                    (61,900)                      -
Net loss (comprehensive net loss)               -                 -                          -                       -

Balance, December 31                   35,235,402        $  352,354               $  6,213,690              $ (656,251)




                           DATAMEG CORP. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    Continue


                                        Granted and                     Development
                                        not exercised                     Stage                 Total


Balance, January 13,                         $        -              $            -         $         -

Stock issuances                                       -                           -           1,047,907
Stock issuance in lieu of cash
 for compensation                                     -                           -              81,200
Net loss (comprehensive)                              -                  (1,046,928)         (1,046,928)

Balance, December 31                         $        -                 $(1,046,928)        $    82,179

     Stock issuances                                  -                           -             695,700
 Stock issuances in lieu of cash
  for compensation                                    -                           -           4,003,692
 Conversion of deben                                  -                           -              94,990
Stock options, exercised
  for cash                                            -                           -              15,204
 Stock options grant                            152,341                           -             152,341
 Post share exchange                                  -                           -                   -
 Share exchange (See Note A)                          -                           -             (28,900)
Net loss (comprehensive net loss)                     -                  (6,783,550)         (6,783,550)

Balance, December 31                           $152,341                $ (7,830,478)        $(1,768,344)




The accompanying notes are an integral part of these consolidated financial statements



                                   DATAMEG CORP.AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS




                                            For the period         For the twelve months        Cumulative
                                            form inception         ended Dec. 31 2000           from inception
                                            (Jan. 13, 1999                                      (Jan.13,1999 to
                                           to Dec. 31, 1999)                                    Dec 31, 2000
                                                                                                  (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $(1,046,928)             $(6,783,550)               $(7,830,478)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                                   8,999                   21,338                     30,337
  Stock issued, or to be issued, in lieu of
   cash for professional s                      22,500                4,262,829                  4,285,329
  Stock issued, or to be issued, in lieu of
   compensation                                 90,000                  280,052                    370,052
  Stock issued to officers for reimbursement
   of corporate expenses                          -                     515,371                    515,371
  Stock options issued in lieu of cash for
   professional services                          -                     152,341                    152,341
  Realized gains on sales                      (8,530)                     -                        (8,530)
  Changes in assets and liabilities
   affecting operations:
    Employee advances                             (267)                     -                         (267)
    Prepaid expenses                           (56,667)                  56,667                          -
    Due from stockholder and officer           (25,700)                      -                     (25,700)
    Accounts payable and accrued
         expenses                               76,285                  592,185                    668,470
    Due to stockholders an                      57,593                     -                        57,593
     Net cash used in operating
      activities                             (882,715)                 (902,767)                (1,785,482)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and                    (30,222)                   (8,699)                   (38,921)
 Payments for intangible a                    (91,631)                  (20,063)                  (111,694)
 Payments for security dep                     (3,714)                   (7,522)                   (11,236)
 Purchases of investments                     (20,000)                      -                      (20,000)
 Sales of investments                          28,530                       -                       28,530
     Net cash used in investing
      activities                             (117,037)                  (36,284)                  (153,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loan from s                      -                         26,000                    26,000
 Repayment of loan from sh                      -                        (26,000)                  (26,000)
 Repayment of capital leas                    (15,825)                   (15,577)                  (31,402)
 Net proceeds from issuanc                  1,016,607                    813,623                 1,830,230
 Proceeds from issuance of                       -                       139,990                   139,990
     Net cash provided by financing
      activities                            1,000,782                    938,036                 1,938,818

NET CHANGE IN CASH                              1,030                     (1,015)                     -


CASH, BEGINNING OF PERIOD                        -                          1030                        15

CASH, END OF PERIOD                            $1,030                         15                        15

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
  Financing of property and equipment
   with capital lease                         $25,164                     $17,376                  $42,540
  Issuance of stock in exchange for notes
   receivable                                 $31,300                   $ 624,951                  656,251
  Issuance of stock in exchange for
   notes payable                              $ -                         114,990                  114,990

SUPPLEMENTAL DISCLOSURE OF
CASHFLOW INFORMATION:
  Interest paid                               $ -                           6,612                    6,612



The accompanying notes are an integral part of these



                    NOTES TO FINANCIAL STATEMENTS



A. BASIS OF PRESENTATION AND ORGANIZATION

DataMEG Corp., a development stage enterprise, (the "Company"), was
incorporated in the State of Virginia in January 1999.   The Company is a
technology development enterprise focused on introducing to the marketplace a technology it has developed, which it has termed Communications Acceleration System (CAS). CAS is a high-speed data transmission processor that uses, primarily, Plain Old Telephone Service (POTS) as the communication medium to interface between the transmission source and the receiving entity.

In August 2000, the DataMEG Corporation (the "Subsidiary") consummated a share exchange with a public shell company, the Viola Group, Inc. that has since changed its name to DataMEG Corp. (the "Parent"). In the share exchange the Subsidiary exchanged all its outstanding shares for 90% of the issued and outstanding voting common stock of the Parent. As a result of the transaction, the pre-exchange stockholders of the Parent owned in the aggregate, 3,300,007 shares as of the date of the share exchange. The pre-exchange stockholders of the Subsidiary owned, as a result of the share exchange, 90% of the issued and outstanding common stock of the Parent, equaling approximately 29,700,627 shares as of the date of the share exchange. In addition, the Subsidiary was required to pay consulting fees totaling $250,000 to an officer of the Parent and assume tax liabilities totaling approximately $30,000. As a result of the merger, the Subsidiary became the operating company. These financial statements reflect those of the Subsidiary, with adjustments to reflect the changes in equity structure resulting from the share exchange. All references in the accompanying financial statements to the number of common shares have been restated to reflect the share exchange.

The company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The accompanying consolidated financial statements present the consolidation of the financial statements of DataMEG Corp. and its wholly-owned subsidiary, DataMEG Corporation. Material inter-company transactions and balances have been eliminated in the consolidation.

Basis of accounting - The accounts of the Company are maintained on the accrual basis of accounting whereby revenue is recognized when earned, and costs and expenses are recognized when incurred.

Use of estimates - Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from those estimates.

Property and equipment - Property and equipment are stated at cost. Depreciation and amortization is determined using the straight-line method over estimated useful lives ranging from three to five years.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible assets - Intangible assets consisted of costs incurred related to a pending patent as of December 31, 1999 and 2000. Patent costs are amortized over seventeen years using the straight-line method. For the period from January 13, 1999 to December 31, 1999 and for year ending December 31, 2000, no amortization expense related to patents was recorded since the patent is still pending.

Advertising - Advertising costs are charged to operations as incurred. For the period from January 13, 1999 to December 31, 1999, amounts charged to operations were $5,000. For the year ending December 31, 2000, amounts charged to operations were $2,000.

Software development costs - Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. Costs incurred by the Company between the completion of technological feasibility and general release have been insignificant and have been charged to expense in the accompanying consolidated financial statements.

Fair value of financial instruments - The carrying value of cash, notes receivable and notes payable approximate fair value because of the relatively short maturity of these instruments.

Income Taxes - The Company, a C-corporation, accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, start-up costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

Stock-based compensation - The Company follows guidance provided in SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the grant date. SFAS No. 123 permits companies to account for stock-based compensation based on provisions prescribed in SFAS No. 123 or based on the authoritative guidance in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to account for its stock based compensation in accordance with APB 25 which uses the intrinsic value method. The Company accounts for all other issuances of equity instruments in accordance with SFAS No. 123.

Net loss per common share - The Company reports basic and diluted earnings per share ("EPS") according to the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.


B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net loss per common share (continued) - Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by any convertible preferred dividends; the after-tax amount of interest recognized in the period associated with any convertible debt; and any other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding.

Capital Structure - SFAS No. 129, "Disclosure of Information about Capital Structure," requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company's outstanding stock is completely comprised of voting common stock. There are no other rights or privileges to disclose.

Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Entities that do not have items of other comprehensive income in any period presented are not required to report comprehensive income, accordingly the Company has not made any such disclosure in the statements presented herein.

Segment Information - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for period ending December 31, 1999 or for the year ended December 31, 2000.


NEW ACCOUNTING PRONOUNCEMENTS:

Derivatives Instruments and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The FASB has recently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of FASB Statement No. 133." The Statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.
Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.


C. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

                           1999                  2000

Equipment                   $51,393              $77,468
Furniture                     3,481                3,481
Computer software               512                  512
                             -------              -------
                             $55,386              $81,461

Less: accumulated
depreciation                 (8,999)              (30,337)

Property and equipment, net  $46,387              $51,124
                             =======              ========

Depreciation expense totaled $8,999 and $21,338 for the periods ended December31, 1999 and 2000, respectively.

D. LIABILITY FOR STOCK TO BE ISSUED

The Company entered into various transactions whereby the Company is required at December 31, 2000, to issue 501,942 shares of common stock. The value of the shares of stock is based upon purchase price of shares purchased or the market value of the shares at the date of commitment for a total liability at December 31, 2000 of $1,208,905.

E.      CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures may be converted to common stock at a price of $2.50 per share at any time prior to maturity. During November and December 2000, approximately $115,000 of the convertible subordinated debentures were converted resulting in the issuance of 38,000 shares of restricted common stock and stock to be issued in the amount of $20,000 as of December 31, 2000. The remaining convertible subordinated debentures total $25,000 at December 31, 2000. Interest accrued related to the unconverted subordinated debentures was $1,262 at December 31, 2000.

F.      DUE TO STOCKHOLDERS

As of December 31, 1999, the Company was indebted to officers and stockholders in the amount of $57,593 for expenses incurred on behalf of the Company and
unpaid compensation.   As of December 31, 2000, there were no amounts due to
stockholders.


G.      COMMON STOCK SUBSCRIPTIONS RECEIVABLE

As of December 31, common stock subscriptions receivable consisted of the following:
                                        1999            2000

Note receivable from stockholder
dated September 20, 1999 in the
amount of$13,300.The note is
non-interestbearing and was             $13,300         -0-
due in fullon December 31,2000.
On December 31, 2000 amounts due
were repaid in full

Note receivable from stockholder
dated April 15, 1999 in the amount
of $8,000.The note is non-interest
bearing and is due in full on
December 31, 2000. On December 31,
2000, amounts due were repaid in full.        $8,000            -0-


Note receivable from stockholder
dated April 14, 1999 in the amount
of $10,000.  The note is non-interest
bearing and is due in full on
December 31,2000.  On December 31,
2000, amounts due were repaid in full.   $10,000          -0-


Receivable from ten stockholders
for amounts  related to options
granted November 7, 2000.  The
amounts due from each stockholder
range from $50 to $900.                   -0-          $2,254


Receivable from a shareholder
and an officer for payment of
employee stockoptions exercised
on August 18, 2000 and issued
on August 18 and October 30,2000.         -0-        $347,014


Receivable from a shareholder
and an employee for payment of
employee stockoptions exercised
on August 18, 2000 and issued
on October 30, 2000.                      -0-        $187,490


Receivable from a shareholder
and an employee for payment
of employee stock options
exercised on August 18, 2000
and issued on August 18 and
October 30,2000.                          -0-        $119,493
                                       ---------    ----------
      TOTAL                            $ 31,300      $656,251



H.      INCOME TAXES

The benefit for income taxes for the periods ended December 31 are as follows:

                1999                    2000

Current         $-0-                   $ -0 -
Deferred        $-0-                     -0-

Total benefit
for income
taxes           $-0-                   $ -0-



A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows for 1999 and 2000:

                                           1999                 2000

Computed at the expected statutory rate  $(356,000)       $(2,306,000)
State income tax - net of Federal
        tax benefit                        (63,000)          (407,000)
Less: meals and entertainment               4,000               2,600
Less: key man life insurance premiums        -0-                 9400
Less: valuation allowance change           415,000          2,701,000

Total benefit for income taxes           $   -0-               $ -0-

Deferred tax assets and liabilities at December 31, 1999 and 2000 were as follows:

                                          1999                    2000
        Deferred tax assets:
        Net operating loss carry
        forwards                       $  4,000               $  208,000
        Start-up costs                  407,000                2,903,000
        Depreciation and amortization     4,000                    5,000

     Gross deferred tax assets          415,000                3,116,000

        Valuation allowance            (415,000)              (3,116,000)

     Net deferred tax assets          $   -0-                   $  -0-


The net change in the valuation allowance for the year ended December 31, 2000 was $2,701,000. The Company has available at December 31, 2000 approximately $518,000 of unused operating loss carryforwards that may be applied against future taxable income that expire in 2019 through 2020.

I.      RESEARCH AND DEVELOPMENT COSTS

Total research and development cost for the period from January 13, 1999 to December 31, 1999 were approximately $170,000. Total research and development cost for the year ending December 31, 2000 were approximately $494,000.



J.    RELATED PARTY TRANSACTIONS

As of December 31, 1999 and 2000, the Company had notes receivable and other receivables from several stockholders and employees related to issuances of the Company's stock (see Note G).

The Company also had amounts due from officers and stockholders and several amounts payable to various officers and stockholders (see Note F).

In 2000, a member of the Director's immediate family was hired on a temporary basis to assist with administrative duties. Total compensation paid to this individual was $6,240.

K.      CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash account with a commercial bank located in Virginia. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 1999 and 2000, the Company had no uninsured cash balances.

L. COMMITMENTS AND CONTINGENCIES

Commitments

As of December 31, 2000, the Company had committed to issue stock for consulting services rendered during the period July through December 2000.
The stock had not been issued as of December 31, 2000 and has been recorded as a liability for stock to be issued (See Note D).

During 2000, the Company entered into an agreement with a consultant to provide certain services related to the possible sale of the Company.
Pursuant to the agreement, the Company had issued 340,000 shares of common stock and had a liability to issue another 340,000 shares of common stock as compensation for services rendered through December 31, 2000. Pursuant to the agreement, if a sale of the Company were completed, the Company would be obligated to pay the consultant total compensation of up to 10% of the gross consideration received in a sale.

Lease commitments

In January 2000, the Company entered into a lease agreement for office space in Washington, DC. Terms of the lease agreement require base monthly rental payments of $2,806. The lease expires in January 2003.

The Company also leases communications equipment totaling $41,088 held under capital lease agreements expiring in January through July 2001. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization expense.


L.      COMMITMENTS AND CONTINGENCIES (continued)

The minimum lease payments due under the terms of non-cancelable operating and capital leases total which have initial or remaining terms in excess of one year as of December 31, 2000 are as follows:
                                                Capital    Operating
        For the years ending December 31st,     Leases     Lease

                                2001           $11,138     $33,385
                                2002             -0-        34,525
                                2003             -0-         2,885

        Total minimum lease payments           $11,138     $70,795
        Less: imputed interest                 (- 0- )

                         Total                $ 11,138     $70,795

Total rent expense for all operating leases was $25,100 for the period from January 13, 1999 to December 31, 1999. Total rent expense for all operating leases was $33,729 for the year ending December 31, 2000.

Contingencies

In February 2000, a complaint was filed against the Company alleging that the Company and several of its officers breached a nondisclosure and confidentiality agreement with the plaintiff and violated the Uniform Trade Secrets Act. The plaintiff seeks compensatory and punitive damages in unspecified amounts. Management believes that such claims are without merit and that the Company and its officers have not violated the rights of the plaintiff. As of the current date, management is unable to estimate the amount of any losses which may be associated with the complaint.

During 1999, the Company entered into an agreement with a consultant for services rendered over the period October 1999 through June 2000. The agreement with the consultant may call for additional consideration totaling 4% of outstanding stock in warrants, contingent upon the consummation of the share exchange. The Company believes that no such additional compensation is due to the consultant under the terms of the agreement. No amount has been recorded related to the possible requirements to issue warrants.

M. STOCK INCENTIVE PLAN

In July 2000, the Company adopted a stock incentive plan. The maximum number of shares which may be awarded under the plan is 3,000,000. Any person deemed eligible by the Stock Incentive Committee may receive shares or options under the plan; option awards may be in the form of an incentive option or a nonqualified stock option. Stock options issued under the plan vest over several years, unless accelerated by the Stock Incentive Committee.

In August and December, 2000, the Company granted options to purchase approximately 205,000 shares of common stock at prices ranging from $1.73 to $5.00 per share for consultants who had performed services for the Company. The fair value of the stock options has been recorded as an expense in the Consolidated Statements of Operations and as Stock Options in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity (Deficit) in the amount of $152,341. All the options are

M.    STOCK INCENTIVE PLAN (continued)

unexercised and unexercised options expire December 2001, August 2002, and December 2002.

A summary of activity for the period ended December 31, 2000 is as follows:


                                                          Price Per Share
                             Number ofShares     Range    Weighted Average

Outstanding, January 1, 2000    -0-               -0-          -0-
          Options granted      954,422        $.10 - $5.00   $ 2.22
          Options exercised   (745,230)       $.10 - $3.30   $ 2.13
          Options expired       -0-               -0-          -0-


Outstanding,December 31, 2000  209,192        .10 - $5.00    $ 2.55


At December 31, 2000 the weighted average remaining life of outstanding stock options was approximately 18 months.

The Company accounts for the fair value its options granted to employees in accordance with APB 25. Accordingly, no compensation expense has been recognized for the options granted to employees, since the options were granted at an option price per share not less than the fair market value, as determined by the Board of Directors, at the date of grant.

Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Corporation's net loss and net loss per share would have been increased to the proforma amounts indicated below:

                                1999                    2000
Net loss
        As reported     $       (1,046,928)     $(6,783,550)
        Proforma        $       (1,046,928)     $(6,880,702)

Net loss per common share
        Basic and diluted
        As reported             $(.04)             $(.21)
        Proforma                $(.04)             $(.22)

The weighted average Black-Scholes value of options granted to employees during 2000 was $.22 per share. The fair value of each option is estimated on the date of the grant using a type of Black-Scholes option-pricing model with the following assumptions used for grants during the year ended December 31, 2000: dividend yield of 0%, volatility of 3.256, terms varied based on the negotiated term of the options agreement, and risk-free interest rates varied based on the Treasury bond yield with a term comparable to the length of the term listed in the options agreement.

N.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

            for the period          For the                 Cumulative
            inception Jan.          year ended             from inception
            13, 1999 to Dec.        Dec.31 2000             Jan. 13, 1999
            31, 1999(unaudited)     (unaudited)             to Dec. 31, 2000
                                                            (unaudited)
 Net loss
(numerator)   $(1,046,929)          $(6,783,550)             $(7,830,478)

Weight Average
   share
(denominator)   28,657,710            31,827,392               31,314,822

Basic and diluted
loss per share     $(0.04)            $(0.21)                   $(0.25)


As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options granted as of December 31, 2000 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

O.      OPERATING LOSSES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan, as outlined in its business plan. In addition, the Company used substantial amounts of working capital in funding these costs. At December 31, 2000, current liabilities exceed current assets by $733,493. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability achieve its business objectives and the success of its future operations.

DataMEG Corp. has been involved in the development and testing of its CAS technology over the past several months, that has resulted in the creation of a working prototype that facilitates a complete file transfer over Plain Old Telephone Service (POTS). The demonstrations have initiated a discussion with an interested party regarding the potential acquisition of DataMEG Corp. and its assets. The Officer and a significant employee will continue to finance the Company operations in the interim period.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Changes in Registrant's Certifying Accountant.

      On October 27, 2000 the Registrant's President approved the engagement of Hoffman, Fitzgerald & Snyder, P.C. and the dismissal of Scrudato & Co. as the principal accountants to audit the Registrant's financial statements. The decision to change auditors was made in connection with the share exchange completed in August 2000, previously reported, and was not the result of any, and there have been no, disagreements, during the two most recent fiscal years and any subsequent interim period predecing the date of dismissal (10/27/00), on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure. None of the former auditor's reports on the Registrant's financial statements for either of the two most recent fiscal years contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. As the composition of the Board of Directors resulting from the recently completed share exchange, above referenced, is currently in transition, pending compliance with Rule 14f-1, engagement of the new auditors was submitted to the new Board for ratification and was met with unanimous approval.



PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Director and Executive Officer

Andrew Benson, President & Sole Director, and Sole Nominee since September 19, 2000

      Mr. Benson was formerly the President & CEO of Video Sentry Corporation, a business that developed and manufactured the SentryVision CCTV System. Mr. Benson holds a patent for this product and technology invention. Video Sentry Corporation was founded and incorporated in 1990. The Company introduced its line of SentryVision systems into the marketplace in 1992, ultimately launched an IPO in October 1994.

      VideoSentry Corporation was merged with Knogo North America in February 1997, forming a new corporation named Sentry Technology Corporation. Mr. Benson worked with Sentry Technology Corporation as a consultant through 1997 and into 1998, until he resigned his position in December 1998. Mr. Benson joined Georgetown Ventures LLC, who funded the formation of DataMEG Corporation in January 1999.

Significant Employees

Reggie L. Phillips

      Mr. Phillips brings 25 years experience in the area of product development, marketing and sales in the area of software applications development and systems management, coupled with industry experiences in the area of media relations and sales channel development to DataMEG Corp.

      Mr. Phillips previously served as Chief Operating Officer and Vice President of Worldwide Sales and Marketing for SQL Software and Vice President of North American Sales for Intersolv Inc. Mr. Phillips joined Georgetown Ventures LLC, who funded the formation of DataMEG Corporation in January 1999.

John P. Cairns

      Educated at Villanova in Mathematics, Mr. Cairns entered the military in 1962 where for 5 years as an Avionics Technician he honed his skills before entering the commercial workforce. Mr. Cairns brings 38 years of engineering, scientific and development experience to DataMEG. working with organizations like Control Data, CATV Systems and Solar Energy Systems, Mr. Cairns developed technology and holds Five (5) patents for technology ranging from Computer Restricted Access to Hybrid Waveforms. Mr. Cairns is the inventor of "CAS" and its underlying technology "Tone Frequency Modulation".


      During the past five years, no Director, executive officer ,nominee, or significant employees have been convicted in a criminal proceeding or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding, was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws.



ITEM 11. EXECUTIVE  AND SIGNIFICANT EMPLOYEES COMPENSATION

                   Summary of Compensation Table

Name/Position       Year         Salary cash/stock     Bonus      Other Annual
                                       ($)              ($)       Compensation
                                                                      ($)
Andrew Benson      1999            280,500             -0-             -0-
President/Sole     2000            432,000             -0-             -0-
Director

Reggie Phillps     1999            240,500             -0-             -0-
                   2000            432,000             -0-             -0-

John Cairns        1999             53,063             -0-             -0-
                   2000            120,000             -0-             -0-



                   Summary Long-Term Compensation
Name/Position       Year      Restricted stock      Options/SARS      LTPI      All other
                                  Award               (#)(1)          Payout    compensation
                                   ($)                                ($)           ($)
Andrew Benson       1999           -0-                -0-             -0-          -0-
President/Sole      2000           -0-               187,500          -0-          -0-
Director

Reggie Phillps      1999           -0-                -0-             -0-          -0-
                    2000           -0-               187,500          -0-          -0-

John Cairns         1999           -0-                -0-             -0-          -0-
                    2000           -0-               187,500          -0-          -0-



(1) All options were used to acquire stock reflected as compensation in salary in cash and stock column and no options remain outstanding at December 31. 2000. The options do not represent any additional compensation beyond that which is disclosed in the column "Salary/Cash stock".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 2000, by: (i) each person who is known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock; (ii) the Company's President and Chief Executive Officer ("CEO"); (iii) each director and director nominee; and (iv) all directors, director nominees and executive officers of the Company as a group. The Company is not aware of any beneficial owner of more than 5% of the outstanding Common Stock other than as set forth in the following table. Unless otherwise indicated, the address of each named beneficial owner is c/o DataMeg Corporation, 3148 Dumbarton Street, NW., Washington, D.C. 20007.


 NAME AND ADDRESS        NUMBER OF SHARES     PERCENT OF CLASS
OF BENEFICIAL OWNER     BENEFICIALLY OWNED      OUTSTANDING

   Andrew Benson             10,486,722             30%
   Reggie L. Phillips        10,486,722             30%
   John P. Cairns            4,329,557              12%

   All directors,
   director nominees and
   executive officers
   as a group
   (3 persons)               25,303,001             72%


Changes in Control

Agreement regarding control of the DataMeg Board of Directors

        The Agreement and Plan of Share Exchange provides that promptly upon compliance with the requirements of Section 14(f) of the Securities Exchange Act of 1934 and Rule 14(f)-1 promulgated thereunder, two designees of Andrew Benson, DTMG-VA's founder, will be appointed to serve the vacant unexpired terms of office of former Directors of the Company's Board of Directors. The effect of the forgoing would be to put designees of DTMG-VA, the acquired corporation, in control of the Company's Board of Directors, without a vote of the stockholders. Rule 14(f)-1 requires the dissemination of certain information regarding the director designees who will take control of the Company's Board to all Company stockholders ten (10) days prior to their taking office, however, it does not empower stockholders to vote on such matter. Mr. Benson has nominated himself as his designee to the Company's Board of Directors.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As of December 31, 1999, the Company was indebted two officers and stockholders in the amount of $57,593 for expenses incurred on behalf of the
Company and unpaid compensation.   As of December 31, 2000, there were no
amounts due to  officers and stockholders.

      As of December 31, 1999 the Director was indebted to the Company in the amount of $25,700. As of December 31, 2000, the Director was indebted to the Company in the amount of $347,014 related to stock subscriptions receivable. As of December 31, 2000, other significant employees were indebted to the Company in the amount of $306,983 related to stock subscriptions receivable. These amounts are expected to be repaid by June 30, 2001.

      As of December 31, 1999 the Company had notes receivables from three stockholders related to issuances of the Company's stock. As of December 31, 2000, there were no amounts due from stockholders other than the Director and significant employees.

      In 2000, a member of the Director's immediate family was hired on a temporary basis to assist with administrative duties. Total compensation paid to this individual was $6,240.


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM 8-K

Reports filed on Form 8-K

All Form 8-K's below are on file with the USSEC:

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


EXHIBIT/GRAPH INDEX

GRAPH #1-TABLE COMPRISION OF TECHNOLOGY IN MARKET

EX 99.001 -CERTIFICATE OF AMENDMENT OF THE CERTIFICATE OF
         INCORPORATION OF THE VIOLA GROUP, INC.

EX 99.002 -NEWS RELEASE-10/19/2000-DATAMEG CORP. INITIATES CAS
         TECHNOLOGY DEMONSTRATIONS IN WASHINGTON DC

EX 99.003 -NEWS RELEASE-10/27/2000-DATAMEG CORP. ANNOUNCES CAS
         DEMONSTRATION SCHEDULING / INITIAL DISCUSSIONS
         PERTAINING TO TECHNOLOGY LICENSING / ACQUISITION

EX 99.004 -NEWS RELEASE-11/07/2000-DATAMEG CORP. ANNOUNCES AGREEMENT
         ASSETS AS A RESULT OF THEIR CAS TECHNOLOGY DEMONSTRATIONS

EX 99.005 -NEWS RELEASE-11/22/2000-DATAMEG CORP. AND QUANTUM ADVANCED
         TECHNOLOGIES ENTER NEGOTIATIONS TO SETTLE LITIGATION

EX 99.006 -NEWS RELEASE-11/30/2000-DATAMEG CORP. ANNOUNCES RECEIPT OF
         TERM SHEET OUTLINING ACQUISITION

EX 99.007 -NEWS RELEASE-12/05/2000-DATAMEG CORP. ISSUES A CORRECTION TO
         INFE.COM PRESS RELEASE REGARDING IR SERVICES

EX 99.008 -NEWS RELEASE-12/07/2000-DATAMEG CORP. ANNOUNCES PRELIMINARY
         TERMS FOR ACQUISITION

EX 99.009 -NEWS RELEASE-12/19/2000-DATAMEG CORP. ANNOUNCES CAS INTERFACE
         PERFORMANCE WITH CONVENTIONAL 56K MODEM

EX 99.010-NEWS RELEASE-12/27/2000-DATAMEG CORP. ANNOUNCES HIGH DESERT
         PARTNERS, LLC AS THE REPRESENTATIVE FOR THEIR ACQUIRING
         CONSORTIUM



SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DATAMEG CORP.



        Date: April 16, 2001                     By:/S/ Andrew Benson
                                                        Andrew Benson
                                                 President and Sole Director
                                                 (principal executive officer)