Form 10-Q
period 2001-03-31
DATAMEG CORP
filed 2001-05-15
CIK 716749

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q.

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               March 31, 2001

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

Common stock par value $0.01 per share 35,928,298 shares outstanding at March 31, 2001

                                  DATAMEG CORP.

                                      INDEX

                                                                                         Page
Part I.          FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.............................................................3-10

        CONSOLIDATED BALANCE SHEETS - December 31, 2000 (audited)
        and March 31,2001 (unaudited)......................................................F-1

        CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Year Ended Dec. 31, 2000 (audited)
        For the Three Months Ended March 31,2001 (unaudited)
        and Cumulative From Inception (January 13, 1999)
        to March 31, 2001 (unaudited) ....................................................F-2

        CONSOLIDATED STATEMENTS OF CASH FLOWS -
        For the Three Months Ended March 31,2000 (unaudited) and
        For the Three Months Ended March 31, 2001 (unaudited)
        and From Inception (January 13, 1999) to March 31, 2001(unaudited)................F-3

        NOTES TO FINANCIAL STATEMENTS.....................................................F-4-8

Item 2. Mangements Discussion and Analysis of Financial Condition
        And Results of Operations.........................................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................10

Part II.        OTHER INFORMATION

Item 1. Legal Proceedings.................................................................11

Item 2. Changes in Securities and Use of Proceeds.........................................12

Item 3. Defaults Upon Senior Securities...................................................12

Item 4. Submission of Matters to a Vote of Security Holders...............................12

Item 5. Other Information.................................................................12

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................13


SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         DataMEG Corp. and Subsidiary
                       (A Development Stage Enterprise)
                       Consolidated Financial Statements
              For the Three Months Ended March 31, 2000 and 2001
                                (unaudited)





CONTENTS                                                                PAGE

Consolidated Financial Statements:

Balance sheets..........................................................F-1

Statements of operations................................................F-2

Statements of cash flows................................................F-3

Notes to Financial Statements...........................................F-4-8

                               DataMEG Corp. and Subsidiary
                             (A Development Stage Enterprise)
                               Consolidated Balance Sheets



                                                                                     December 31,          March 31,
                                                                                         2000                2001
                                                                                      (audited)           (unaudited)

ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                                   $        15       $       3,563
        Accounts receivable                                                                   0                 150

                        Total current assets                                                 15               3,713

PROPERTY AND EQUIPMENT, net                                                              51,124              44,451

OTHER ASSETS:
        Intangible assets                                                               111,694             123,647
        Deposits                                                                         11,236              11,236
                        Total other assets                                              122,930             134,883

                                                                                    $   174,069       $     183,047


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Capital lease obligation                                                    $    11,138       $      11,138
        Accounts payable and accrued expenses                                           697,370             775,258
        Due to stockholders and officers                                                      0             128,547
        Convertible subordinated debentures                                              25,000              25,000
                        Total current liabilities                                       733,508             939,943

LONG TERM LIABILITIES:
        Liability for stock to be issued                                              1,208,905                 808
                        Total liabilities                                             1,942,413             940,751

COMMITMENTS AND CONTINGENCIES                                                                 0                   0

STOCKHOLDERS'  EQUITY (DEFICIT):
         Preferred stock, $.01 par value, 5,000,000 shares
                 authorized, none issued or outstanding                                       0                   0
         Common stock, $.01 par value; 75,000,000 shares
                 authorized; 35,235,402  and 35,928,298 shares issued and out-
                 standing at March 31, 2000 and March 31, 2001, respectively            352,354             359,283
        Common stock subscriptions receivable                                          (656,251)                (56)
        Deferred compensation - consultants                                                   0            (253,864)
        Stock options                                                                   152,341             152,341
        Additional paid-in capital                                                    6,213,690           7,905,321
        Accumulated deficit during development stage                                 (7,830,478)         (8,920,729)
                        Total stockholders' equity (deficit)                         (1,768,344)           (757,704)

                                                                                    $   174,069       $     183,047

The accompanying notes are an integral part of these consolidated financial statements.


                                          DataMEG Corp. and Subsidiary
                                        (A Development State Enterprise)
                                      Consolidated Statements of Operations



                                                        For the Three          For the Three             Cumulative
                                                        Months Ended           Months Ended            from inception
                                                         March 31,              March 31,            (January 13, 1999)
                                                            2000                   2001              to March 31, 2001
                                                        (Unaudited)            (unaudited)             (unaudited)


REVENUE                                                 $        -          $            -         $          -

COST OF REVENUES                                                 -                       -                    -

   Gross Profit                                                  -                       -                    -

OPERATING EXPENSES
        General and administrative                         293,362                 964,163                8,132,371
        Research and development                            33,108                 125,220                  788,146
                Total operating expenses                   326,470               1,089,383                8,920,517

        Loss from operations                              (326,470)             (1,089,383)              (8,920,517)

OTHER INCOME (EXPENSES):
        Interest income                                          -                     194                      194
        Interest expense                                         -                    (1062)                 (8,936)
        Realized gains on sale of securities                     -                       -                    8,530
                Total other (income) expenses                    -                    (868)                    (212)

NET LOSS BEFORE BENEFIT FOR                                      -
        INCOME TAXES                                      (326,470)             (1,090,251)              (8,920,729)

        Benefit for income taxes                                 -                       -                        -

NET LOSS                                                $ (326,470)         $   (1,090,251)        $     (8,920,729)

Net loss per common share
        (basic and diluted)                             $    (0.01)         $        (0.03)        $          (0.29)

Weighted average number of common
        shares outstanding                              29,721,717              35,646,342               30,948,995


The accompanying notes are an integral part of these consulidated financial statements.


                                         DataMEG Corp.and Subsidiary
                                      (A Development Stage Enterprise)
                                    Consolidated Statements of Cash Flows


                                                                                                  Cummulative
                                                                            For the three        For the three    from inception
                                                                            months ended         months ended   (January 13, 1999)
                                                                              March 31,            March 31,             to
                                                                                2000                 2001         March 31, 2001
                                                                            (unaudited)          (unaudited)        (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                       $    (326,470)     $    (1,090,251)     $    (8,920,729)
        Adjustments to reconcile net loss to net
                cash used in operating activities:
                Depreciation                                                   2,307                6,673               37,010
                 Stock issued, or to be issued, in lieu of
                        cash for professional services                             0              237,593            4,522,922
                 Stock issued, or to be issued, in lieu of
                        compensation                                               0              408,221              778,273
                Stock issued to officers for reimbursement
                        of corporate expenses                                      0              245,777              761,148
                Stock options issued in lieu of cash for
                        professional services                                      0                    0              152,341
                Realized gains on sales of investments                             0                    0               (8,530)
                Changes in assets and liabilities
                        affecting operations:
                                Accounts receivable                                0                 (150)                (150)
                                Employee advances                                  0                    0                 (267)
                                Prepaid expenses                                   0                    0                    0
                                Due from stockholder and officer                   0                    0              (25,700)
                                Accounts payable and accrued
                                        expenses                             (64,176)              77,888              746,358
                                Due to stockholders and officers             (45,087)             128,547              186,140
                                  Net cash provide by (used in)
                                  operating  activities                     (433,426)              14,298           (1,771,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                        0                    0              (38,921)
        Payments for intangible assets                                             0              (11,953)            (123,647)
        Payments for security deposits                                        (7,121)                   0              (11,236)
        Purchases of investments                                                   0                    0              (20,000)
        Sales of investments                                                       0                    0               28,530
                                        Net cash used in investing
                                                activities                    (7,121)             (11,953)            (165,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from loan from shareholder                                        0                    0               26,000
        Repayment of loan from shareholder                                         0                    0              (26,000)
        Repayment of capital lease obligations                                     0                    0              (31,402)
        Net proceeds from issuance of stock                                  480,500                1,203            1,831,433
        Proceeds from issuance of debentures                                       0                    0              139,990
                                        Net cash provided by financing
                                                activities                   480,500                1,203            1,940,021

NET CHANGE IN CASH                                                            39,953                3,548                3,563

 CASH, BEGINNING OF PERIOD                                                     1,030                   15                    0

 CASH, END OF PERIOD                                                   $      40,983      $         3,563      $         3,563

SUPPLEMENTAL DISCLOSURE OF NON0CASH INVESTING AND FINANCING ACTIVITIES:
                Financing of property and equipment
                        with capital lease                             $           0      $             0      $        42,540

                Issuance of stock in exchange for notes
                        receivable                                     $           0      $             0      $       656,251

                Issuance of stock in exchange for notes payable        $           0      $             0      $       114,990

                Issuance of stock in exchange for deferred
                        compensation                                   $           0      $       253,864      $       253,864

                Stock issued as a reduction of the liability for
                        stock to be issued                             $           0      $     1,208,097      $     1,208,097

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
                Interest paid                                          $           0      $             0      $         6,612

The accompanying notes are an integral part of these consolidated financial statements.


                    NOTES TO FINANCIAL STATEMENTS
                             (unaudited)

A. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's audited financial statements and related notes included by the Registrant in the Annual Report on Form 10K filed with the SEC on April 17, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

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

Intangible assets - Intangible assets consisted of costs incurred related to a
pending patent.   Patent costs are amortized over seventeen years using the
straight-line method. For the three months ended March 31, 2000 and 2001, no amortization expense related to patents was recorded since the patent is still pending.

Advertising - Advertising costs are charged to operations as incurred. For the three months ended March 31, 2000 and March 31, 2001, there were no amounts related to advertising charged to operations.

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

Segment Information - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for three months ending March 31, 2000 and 2001.

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


C.      DUE TO STOCKHOLDERS

As of March 31, 2001, the Company was indebted to officers and stockholders in the amount of $128,547 for expenses incurred on behalf of the Company.



D.      COMMITMENTS AND CONTINGENCIES

Commitments

During 2000, the Company entered into an agreement with a consultant to provide certain services related to the possible sale of the Company.
Pursuant to the agreement, the Company had issued 680,000 shares of common stock as compensation for services rendered. Pursuant to the agreement, if a sale of the Company were completed, the Company would be obligated to pay the consultant total compensation of up to 10% of the gross consideration received in a sale.

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

E.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:


                           For the three      For the three    Cumulative from inception
                           months ended       months ended        (January 13,1999) to
                           March 31,2000      March 31,2001         March 31,2001
                           (unaudited)        (unaudited)              (unaudited)


Net loss                   $  (326,470)     $ (1,090,251)            $ (8,920,729)
(numerator)


Weighted average Share      29,721,717        35,646,342               30,948,995
 (denominator)


Basic and diluted net      $     (0.01)     $      (0.03)            $      (0.29)
    loss per share



As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus 209,152 options granted and outstanding as of March 31, 2001 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.


F.      OPERATING LOSSES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan, as outlined in its business plan. In addition, the Company used substantial amounts of working capital in funding these costs. At March 31, 2001, current liabilities exceed current assets by $936,230. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability achieve its business objectives and the success of its future operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN INFORMATION IN THIS QUARTLELY REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMEDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR THE PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE ECONOMIC CONDITIONS OR PERFORMANCE AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, "FORWARD-LOOKING STATEMENTS" CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS "FORWARD-LOOKING STATEMENTS" ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS "FORWARD-LOOKING STATEMENTS" WILL PROVE TO BE CORRECT, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S "FORWARD-LOOKING STATEMENTS." THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY OTHER "FORWARD-LOOKING STATEMENTS," ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED BELOW.

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

As of March 31, 2001, the Company had issued options to purchase approximately 205,000 shares of common stock at prices ranging from $1.73 to $5.00 per share for persons who had performed services for the Company.

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

During 2000, the Company entered into an agreement with a consultant to provide certain services related to the possible sale of the Company. Pursuant to the agreement, the Company had issued 680,000shares of common stock a as compensation for services rendered through December 31, 2000. There have been no additional amounts earned by this consultant in the three months ended March 31, 2001. Pursuant to the agreement, if a sale of the Company were completed, the Company would be obligated to pay the consultant total compensation of up to 10% of the gross consideration received in a sale.

During 2000, the Company entered into an agreement with a consultant for public relations services contracted to be rendered over the period January through June 2000. The Company disputed the value of the services provided and negotiated an agreement to issue 9,000 shares of restricted stock in lieu of compensation to the consultant.

From DataMEG Corporation's inception in January 1999 through March 31, 2001, operating activities consisted primarily of research and development, product design, and development and testing of the CAS technology. During this period, DataMEG Corporation has focused on developing this technology using its internal resources, primarily, its Senior Technology employee and other external product development-engineering firms. Since inception, DataMEG Corporation has incurred operating losses, and as of March 31, 2001, had an
accumulated deficit of $8.9 million.   DataMEG Corporation has not realized
any operating revenue nor has it achieved profitability on a quarterly or annual basis. While DataMEG Corp is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.

RESULTS OF OPERATIONS

Revenues for the three months ended March 31, 2001 were $0 (zero) as well as for the corresponding period in the prior year.

Cost of Revenues for the three months ended March 31, 2001 were $0 (zero) as well as for the corresponding period in the prior year.

Research and development expenses were approximately $125,000 for the three months ended March 31, 2001 compared to approximately $33,000 for the prior year. The increase in expenses was primarily due to increased costs associated with non-recurring engineering costs and an increase in prototype expenses for the design and development of the CAS technology. Research and development is essential to DataMEG Corp's future success and it expects that the amounts for research and development expenses will remain constant in future periods.

As mentioned in the "Overview" DataMEG Corp entered into an agreement with a consultant for services rendered over the period October 1999 through June 2000. These services were for general business and financial consulting services.

Pursuant to this agreement, the Company has issued this consultant 1,010,000 shares of the common stock of the Parent and committed to issue an additional 30,000 shares of common stock of the Parent. The additional 30,000 shares were issued in January 2001. A charge relating to this consulting agreement had been charged to the Statement of Operations for the year ended December 31, 2000, in the amount of $2,034,715 for the stock issued and to be issued. The agreement with the consultant may call for additional consideration totaling 4% of outstanding stock in warrants, contingent upon the consummation of the share exchange. The Company believes that no such additional compensation of warrants is due to the consultant under the terms of the agreement. No amount has been recorded related to the possible requirement to issue warrants.

As mentioned in the "Overview" during 2000, the Company entered into an agreement with a consultant for public relations services contracted to be rendered over the period January through June 2000. The Company disputed the value of the services provided and negotiated an agreement to issue 9,000 shares of restricted stock in lieu of compensation to the consultant. The shares were issued in January 2001 and a charge to the Statement of Operations in the amount of $26,293 for the stock issued was recorded in the three month ended March 31,2001.

In December 2000 the Company entered into an agreement with a vendor to provide security services for the property and key employees of the Company as a result of threats to property and persons in December 2000 and the first quarter of 2001. The Company agreed to issue the Vendor unrestricted shares of stock in lieu of cash compensation. The Company issued 200,000 shares in January 2001 and recorded a charge to the Statement of Operations in the amount of $203,000 for the three months ended March 31, 2001 and $254,000 in in deferred compensation as a reduction of Stockholder equity at March 31, 2001.


Compensation paid and accrued to an officer and other employees was approximately $408,000 for the three months ended March 31, 2001 compared to $231,000 for the same period in the prior year. As of March 31, 2000, the Company was indebted to officers and stockholders in the amount of $129,000 for expenses incurred on behalf of the Company and unpaid compensation. As of March 31, 2001, no officer, employees or stockholders were indebted to the Company. No stock was issued to the officer or other employees in the three months ending March 31, 2001.

General and administrative expenses were approximately $964,000 for the three months ended March 31, 2001 compared to approximately $293,000 for the same period in the prior year. The increase in expenses reflects costs necessary to support increased levels of business activities primarily related to numerous demonstrations of the CAS technology to prospective business partners and security expenses previously noted.

Cash provided by operating activities for the three months ended March 31, 2001 was approximately $14,000. Cash used in investing activities was approximately $12,000 for the three months ended March 31, 2001. Cash provided by financing activities was approximately $1,200 for the three months ended March 31, 2001.

DataMEG Corp financed its operations in the first quarter of 2001 primarily through issuance of capital stock in lieu of compensation and borrowings from stockholder employees. The Company has been successful to date with cash infusions from capital stock sales and other debt obligations. DataMEG Corp.'s ongoing ability to access capital may or may not diminish depending on market conditions. DataMEG Corp believes that the current cash, cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. Therefore, it will continue to look for ways to finance its current operations as well as it prototype development. The stockholder employees of the Company will attempt to continue financing Company operations in the interim period.

CURRENT DEVELOPMENTS

DataMEG Corporation's management continues to devote a substantial part of its time and resources towards the refining of its CAS technology (CAS). Enhancements to CAS through the reporting period included a software interface which facilitates the conversion of several ASCII characters from their frequency-based equivalents. The CAS working prototype which is intended to facilitate a complete file transfer over Plain Old telephone Service (POTS) continues to form the basis of discussions with interested parties as the Company pursues various strategic alternatives . These would include, among other things, licensing agreements, joint ventures , and potential direct investments in the Company.

DataMEG Corporation is also involved in the development of an ASIC chip platform that will bring CAS technology into product form. The current ASIC design platform is planned to allow for the transfer of data files over POTS at transmission rates in excess of 8 Mbps. The Company hopes to achieve a design that will ultimately allow for transfer rates in the range of 45-50 Mbps over POTS. The ASIC development schedule anticipates a product beta release in the third quarter of 2001. The final CAS product release could, in management's best estimate, occur by end-of-year 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Any failure of DataMEG Corp to generate revenues would prevent it from achieving and/or maintaining profitability. DataMEG Corp has incurred losses since inception and expects to continue to incur losses in the future. As of March 31, 2001, DataMEG Corp had an accumulated deficit of $8.9 million. DataMEG Corp has not achieved profitability on a quarterly or annual basis, and DataMEG Corp anticipates that it will continue to incur net losses.

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

In December 2000, the Company entered into litigation regarding disputed public relation services for the period January through June 2000. The Company settled the dispute with the issuance of 9,000 shares of restricted common stock in January 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS STILL NECESSARY?

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Reports filed on Form 8-K:

8-K filed February 14, 2001, the Registrant filed a report on Form 8-K disclosing a change in the Registrant's fiscal year from June 30 to December 31 in comnnection with share exchange previously reported and further reporting that the registrant would not file a quarterly report for Qtr. ended Dec. 31, 2000 but intended to file an Annual Report on Form 10-K for year ended Dec. 31, 2000.


EXHIBIT INDEX

EXHIBIT NO.           CONTENT

EX-20.01              Letter from President to shareholders dated 4/23/01

EX-99.01              News Release regarding High Desert Partners dated
                      3/7/01

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DATAMEG CORP.



        Date: May 15, 2001             By: /s/ Andrew Benson
                                               -------------
                                               Andrew Benson
                                               President and Sole Director
                                              (principal executive officer)