Form 10-Q
period 2001-06-30
DATAMEG CORP
filed 2001-08-14
CIK 716749

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED June 30, 2001

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

Common stock par value $0.01 per share 36,198,306 shares outstanding at June 30, 2001

                                  DATAMEG CORP.

                                      INDEX

                                                                                         Page
Part I.          FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS..............................................................F-1 - F-8

        CONSOLIDATED BALANCE SHEETS - December 31, 2000 (audited)
        and June 30,2001 (unaudited)......................................................F-1

        CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months Ended June 30, 2000 (unaudited) and
        For the Three Months Ended June 30, 2001 (unaudited) and
        For the Six Months Ended June 30, 2000 (unaudited) and
        For the Six Months Ended June 30, 2001 (unaudited) and
        Cumulative From Inception (January 13, 1999)
        to June 30, 2001 (unaudited) .....................................................F-2

        CONSOLIDATED STATEMENTS OF CASH FLOWS -
        For the Six Months Ended June 30, 2000 (unaudited) and
        For the Six Months Ended June 30, 2001 (unaudited) and
        Cumulative From Inception (January 13, 1999)
        to June 30, 2001(unaudited).......................................................F-3

        NOTES TO FINANCIAL STATEMENTS.....................................................F-4 - F-8

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

Item 3. Defaults Upon Senior Securities...................................................12

Item 4. Submission of Matters to a Vote of Security Holders...............................12

Item 5. Other Information.................................................................12

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................13


SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         DataMEG Corp. and Subsidiary
                       (A Development Stage Enterprise)
                       Consolidated Financial Statements
              For the Three Months Ended June 30, 2000 and 2001
                                (unaudited)





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

Balance sheets..........................................................F-1

Statements of operations................................................F-2

Statements of cash flows................................................F-3

Notes to Financial Statements...........................................F-4-8

                          DataMEG Corp. and Subsidiary
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets

                                                                December 31,            June 30,
                                                                   2000                   2001
                                                                (audited)              (unaudited)

ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                           $             15         $         739
        Prepaid expenses                                                   -                50,000
                                                                   ---------            ----------
                        Total current assets                              15                50,739

PROPERTY AND EQUIPMENT, net                                           51,124                24,966

OTHER ASSETS:
        Intangible assets                                            111,694               123,647
        Deposits                                                      11,236                11,236
                                                                   ---------            ----------
                        Total other assets                           122,930               134,883
                                                                   ---------            ----------
                                                            $        174,069         $     210,588
                                                                   =========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Capital lease obligation                            $         11,138         $      11,138
        Accounts payable and accrued expenses                        697,370               830,274
        Due to stockholders and officers                                   -                17,014
        Convertible subordinated debentures                           25,000                25,000
                                                                   ---------            ----------
                        Total current liabilities                    733,508               883,426

LONG TERM LIABILITIES:
        Liability for stock to be issued                           1,208,905                   808
                                                                   ---------            ----------
                        Total liabilities                          1,942,413               884,234

COMMITMENTS AND CONTINGENCIES                                              -                     -

STOCKHOLDERS'  EQUITY (DEFICIT):
        Preferred stock, $.01 par value, 5,000,000 shares
                authorized, none issued or outstanding                     -                     -
        Common stock, $.01 par value; 75,000,000 shares
                authorized; 35,235,402  and 36,198,306
                shares issued and outstanding at
                December 31, 2000 and June 30, 2001,
                respectively                                         352,354               361,983
        Common stock subscriptions receivable                       (656,251)                  (56)
        Prepaid compensation - consultants                                 -               (55,657)
        Stock options                                                152,341               152,341
        Additional paid-in capital                                 6,213,690             8,323,169
        Accumulated deficit during development stage              (7,830,478)           (9,455,426)
                                                                   ---------            ----------
                        Total stockholders' equity
                        (deficit)                                 (1,768,344)             (673,646)
                                                                   ---------            ----------
                                                            $        174,069         $     210,588
                                                                   =========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            DataMEG Corp. and Subsidiary
                          (A Development State Enterprise)
                        Consolidated Statements of Operations



                                 For the three     For the three    For the six      For the six        Cumulative
                                  months ended      months ended     months ended    months ended     from inception
                                    June 30,          June 30,         June 30,        June 30,     (January 13, 1999)
                                      2000              2001             2000            2001        to June 30, 2001
                                  (unaudited)       (unaudited)      (unaudited)     (unaudited)       (unaudited)


REVENUE                         $          -     $           -    $           -    $            -     $             -

COST OF REVENUES                           -                 -                -                 -                   -
                                  ----------        ----------       ----------       -----------         -----------
        Gross Profit                       -                 -                -                 -                   -

OPERATING EXPENSES:
  General and administrative         322,258           473,522          615,620         1,437,685           8,605,893
  Research and development            84,384            60,425          117,492           185,645             848,571
                                  ----------        ----------       ----------       -----------         -----------
          Total operating
          expenses                   406,642           533,947          733,112         1,623,330           9,454,464
                                  ----------        ----------       ----------       -----------         -----------

  Loss from operations              (406,642)         (533,947)        (733,112)       (1,623,330)         (9,454,464)

OTHER INCOME (EXPENSES):
  Interest income                          -                 7                -               201                 201
  Interest expense                         -              (758)               -            (1,820)             (9,694)
  Realized gains on sale of
  securities                               -                 -                -                  -              8,530
                                  ----------        ----------       ----------       -----------         -----------
          Total other income
          (expenses)                       -              (751)               -            (1,619)               (963)
                                  ----------        ----------       ----------       -----------         -----------

NET LOSS BEFORE BENEFIT FOR
  INCOME TAXES                      (406,642)         (534,697)        (733,112)       (1,624,948)         (9,455,426)

  Benefit for income taxes                 -                 -                -                 -                   -
                                  ----------        ----------       ----------       -----------         -----------
NET LOSS                        $   (406,642)    $    (534,697)   $    (733,112)    $  (1,624,948)   $     (9,455,426)
                                  ==========        ==========       ==========       ===========         ===========
Net loss per common share
  (basic and diluted)           $      (0.01)    $       (0.01)   $       (0.02)    $       (0.05)   $          (0.30)
                                  ==========        ==========       ==========       ===========         ===========
Weighted average number of
  common shares outstanding       29,730,177        35,779,052       29,677,679        31,578,506          31,333,175
                                  ==========        ==========       ==========       ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            DataMEG Corp. and Subsidiary
                          (A Development Stage Enterprise)
                        Consolidated Statements of Cash Flows

                                                                                                                Cummulative
                                                                           For the six        For the six     from inception
                                                                           months ended       months ended     (January 13,
                                                                             June 30,           June 30,         1999) to
                                                                              2000                2001         June 30, 2001
                                                                           (unaudited)        (unaudited)       (unaudited)
                                                                            ----------        ----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                         $    (733,112)    $  (1,624,948)    $  (9,455,426)
        Adjustments to reconcile net loss to net
                cash provided by (used in) operating activities:
                Depreciation                                                     8,999            14,540            44,877
                Stock issued, or to be issued, in lieu of
                        cash for professional services                          20,000           816,569         5,101,898
                Stock issued, or to be issued, in lieu of
                        compensation                                                 -           570,986           941,038
                Stock issued to officers for reimbursement
                        of corporate expenses                                        -           122,792           638,163
                Stock options issued in lieu of cash for
                        professional services                                        -                 -           152,341
                Property and equipment given in lieu of
                        cash for professional services                               -            11,617            11,617
                Realized gains on sales of investments                               -                 -            (8,530)
                Changes in assets and liabilities
                        affecting operations:
                                Employee advances                                    -                 -              (267)
                                Prepaid expenses                               (21,000)          (50,000)          (50,000)
                                Due from stockholder and officer                     -                 -           (25,700)
                                Accounts payable and accrued
                                        expenses                                (8,396)          132,904           801,374
                                Due to stockholders and officers               (20,000)           17,014            74,607
                                                                            ----------        ----------         ---------
                                        Net cash provided by (used in)
                                                operating activities          (753,509)           11,474        (1,774,008)
                                                                            ----------        ----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                          -                 -           (38,921)
        Payments for intangible assets                                               -           (11,953)         (123,647)
        Payments for security deposits                                               -                 -           (11,236)
        Purchases of investments                                                     -                 -           (20,000)
        Sales of investments                                                         -                 -            28,530

                                                                            ------------        ------------      -----------
                                         Net cash used in investing
                                                activities                           -           (11,953)         (165,274)
                                                                            ------------        ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from loan from shareholder                                          -                 -            26,000
        Repayment of loan from shareholder                                           -                 -           (26,000)
        Repayment of capital lease obligations                                  (3,392)                -           (31,402)
        Net proceeds from issuance of stock                                    756,901             1,203         1,831,433
        Proceeds from issuance of debentures                                         -                 -           139,990
                                                                            ----------        ----------         ---------
                                        Net cash provided by financing
                                                activities                     753,509             1,203         1,940,021
                                                                            ----------        ----------         ---------

NET CHANGE IN CASH                                                                   -               724               739

CASH, BEGINNING OF PERIOD                                                        1,030                15                 -
                                                                            ----------        ----------         ---------
CASH, END OF PERIOD                                                      $       1,030     $         739     $         739
                                                                            ==========        ==========         =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                Financing of property and equipment
                        with capital lease                               $           -     $           -     $      42,540
                                                                            ==========        ==========         =========
                Issuance of stock in exchange for notes
                        receivable                                       $           -     $           -     $     656,251
                                                                            ==========        ==========         =========
                Issuance of stock in exchange for notes payable          $           -     $           -     $     114,990
                                                                            ==========        ==========         =========
                Issuance of stock in exchange for prepaid
                        compensation                                     $           -     $      55,657     $      55,657
                                                                            ==========        ==========         =========
                Stock issued as a reduction of the liability for
                        stock to be issued                               $           -     $   1,208,097     $   1,208,097
                                                                            ==========        ==========         =========
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
                Interest paid                                            $           -     $           -     $       6,612
                                                                            ==========        ==========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                            DataMEG Corp. and Subsidiary
                          (A Development Stage Enterprise)
                            NOTES TO FINANCIAL STATEMENTS


A. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's audited financial statements and related notes included by the Registrant in the Annual Report on Form 10K filed with the SEC on April 17, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

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

In August 2000, the DataMEG Corporation (the "Subsidiary") consummated a share exchange with a public company, the Viola Group, Inc. that has since changed its name to DataMEG Corp. (the "Parent"). In the share exchange the Subsidiary exchanged all of its outstanding shares for 90% of the issued and outstanding voting common stock of the Parent. As a result of the transaction, the pre-exchange stockholders of the Parent owned in the aggregate, 3,300,007 shares as of the date of the share exchange. The pre-exchange stockholders of the Subsidiary owned, as a result of the share exchange, 90% of the issued and outstanding common stock of the Parent, equaling approximately 29,700,627 shares as of the date of the share exchange. In addition, the Subsidiary was required to pay consulting fees totaling $250,000 to an officer of the Parent and assume tax liabilities totaling approximately $30,000. As a result of the merger, the Subsidiary became the operating company. These financial statements are those of the Subsidiary, with adjustments to reflect the changes in equity structure resulting from the share exchange. The company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

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

Intangible assets - Intangible assets consisted of costs incurred related to a
pending patent.   Patent costs are amortized over seventeen years using the
straight-line method. For the three months ended June 30, 2000 and 2001, no amortization expense related to patents was recorded since the patent is still pending.

Advertising - Advertising costs are charged to operations as incurred. Advertising expense charged for operations was $2,000 for the three months ended June 30, 2000. For the three months ended June 30, 2001, there were no amounts related to advertising charged to operations.

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

Segment Information - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for three months ending June 30, 2000 and 2001.

NEW ACCOUNTING PRONOUNCEMENTS:

Derivative Instruments and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The FASB has recently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of FASB Statement No. 133." The Statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

C.      DUE TO STOCKHOLDERS

As of June 30, 2001, the Company was indebted to officers and stockholders in the amount of $17,014 for loans to the Company and expenses incurred on behalf of the Company.

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

Contingencies

In February 2000, a complaint was filed against the Company alleging that the Company and several of its officers breached a nondisclosure and confidentiality agreement with the plaintiff and violated the Uniform Trade Secrets Act. The plaintiff seeks compensatory and punitive damages in unspecified amounts. Management believes that such claims are without merit and that the Company and its officers have not violated the rights of the plaintiff. On July 25, 2001 the Company signed a non-binding term sheet with the plaintiff whereby both the Company and the plaintiff would settle any litigation and create a new, jointly-owned entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company will continue to own the intellectual property but the new entity will receive an exclusive license. The Company will own 75% of the new entity and the plaintiff will own the remaining 25%. As partial consideration, the plaintiff will receive options to purchase 2,000,000 of the Company's shares at an exercise price equal to the closing bid price on the day prior to the term sheet's execution. If the definitive agreement is concluded, proceeds from the exercise of these granted options will flow into the Company over time in an effort to address its working capital requirements. As of the current date, management is unable to estimate the amount of any liabilities which may be associated with the options to be granted as part of the definitive agreement.

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

E.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:


                                                                                                           Cumulative from
                                                                                                              inception
                 For the three months   For the three months   For the six months   For the six months    (January 13,1999)
                 ended June 30,2000     ended June 30, 2001    ended June 30, 2000  ended June 30, 2001   to June 30, 2001
                    (unaudited)            (unaudited)            (unaudited)         (unaudited)          (unaudited)

Net loss
(numerator)          $   (406,642)        $    (534,697)         $    (733,112)       $  (1,624,948)       $ (9,455,426)
                      ===========          ============           ============         ============         ===========
Weighted average
     Shares
  (denominator)        29,730,177            35,779,052             29,677,679           31,578,506          31,333,175

Basic and diluted
net loss per share   $     (0.01)         $       (0.01)         $        (.02)       $       (.05)        $      (0.30)
                      ----------           ------------           ------------         -----------          -----------

As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus 209,152 options granted and outstanding as of June 30, 2001 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

F.      OPERATING LOSSES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan, as outlined in its business plan. In addition, the Company used substantial amounts of working capital in funding these costs. At June 30, 2001, current liabilities exceed current assets by $832,687. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to achieve its business objectives and the success of its future operations. Management believes that it can best address its short term business goals with a three step approach:
1) Pursue final development of the CAS prototype to enable final chip production, 2) rigorously control expenses, and 3) improve working capital through efforts to access both private and public sources of funding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN INFORMATION IN THIS QUARTERLY REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR THE PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE ECONOMIC CONDITIONS OR PERFORMANCE AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, "FORWARD-LOOKING STATEMENTS" CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS "FORWARD-LOOKING STATEMENTS" ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS "FORWARD-LOOKING STATEMENTS" WILL PROVE TO BE CORRECT, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S "FORWARD-LOOKING STATEMENTS." THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY OTHER "FORWARD-LOOKING STATEMENTS," ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED BELOW.

GENERAL

Management's discussion and analysis of financial condition and results of operations except for the historical information are contained herein. We wish to caution you that certain matters discussed in this Report on Form 10-Q constitute forward-looking events or statements that involve risks and uncertainties. The Company's actual results could differ materially from those stated or implied due to a number of factors, including without limitation those discussed under the caption "Factors That May Affect Future Results".

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

In August 2000, the DataMEG Corporation (the "Subsidiary") consummated a share exchange with a public company, The Viola Group, Inc. which has since changed its name to DataMEG Corp. (the "Parent"). In the share exchange the Subsidiary exchanged all its outstanding shares for 90% of the issued and outstanding voting common stock of the Parent. As a result of the transaction, the pre-exchange stockholders of the Parent owned in the aggregate, 3,300,007 shares as of the date of the share exchange. The pre-exchange stockholders of the Subsidiary owned, as a result of the share exchange, 90% of the issued and outstanding common stock of the Parent, equaling approximately 29,700,627 shares as of the date of the share exchange. In addition, the Subsidiary was required to pay consulting fees totaling $250,000 to an officer of the Parent and assume tax liabilities totaling approximately $30,000. As a result of the merger, the Subsidiary became the operating company. These financial statements are those of the Subsidiary, with adjustments to reflect the changes in equity structure resulting from the share exchange. The company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

As of June 30, 2001, the Company had issued options to purchase approximately 205,000 shares of common stock at prices ranging from $1.73 to $5.00 per share for persons who had performed services for the Company.

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

During 2000, the Company entered into an agreement with a consultant to provide certain services related to the possible sale of the Company. Pursuant to the agreement, the Company had issued 680,000 shares of common stock a as compensation for services rendered through December 31, 2000. There have been no additional amounts earned by this consultant in the three months ended June 30, 2001. Pursuant to the agreement, if a sale of the Company were completed with certain parties approached by the consultant, the Company would be obligated to pay the consultant total compensation of up to 10% of the gross consideration received in a sale.

From DataMEG Corporation's inception in January 1999 through June 30, 2001, operating activities consisted primarily of research and development, product design, and development and testing of the CAS technology. During this period, DataMEG Corporation has focused on developing this technology using its internal resources, primarily, its Senior Technology employee and other external product development-engineering firms. Since inception, DataMEG Corporation has incurred operating losses, and as of June 30, 2001, had an accumulated deficit of $9.45 million. DataMEG Corporation has not realized any operating revenue nor has it achieved profitability on a quarterly or annual basis. While DataMEG Corp is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO QUARTER, SIX MONTHS ENDED JUNE 30, 2000 AND QUARTER AND THREE MONTHS ENDED MARCH 31, 2001

The Company's management entered the second quarter of 2001 with a three pronged approach: 1) Pursue final development of the CAS prototype to enable final chip production, 2) rigorously control expenses, and 3) improve working capital through efforts to access both private and public sources of funding. These efforts are reflected in the quarterly results and further discussion in the Current Developments section that follows.

Revenues for the three months ended and year to date June 30, 2001 were $0
(zero) as well as for the corresponding periods in the prior year.

Cost of Revenues for the three months ended and year to date June 30, 2001 were $0 (zero) as well as for the corresponding periods in the prior year.

Net loss for the three months ended June 30, 2001 was approximately $535,000 compared to a loss of approximately $1,090,000 for the three months ended March 31, 2001. The reduction in the net loss was primarliy attributable to a decrease in expenses relating to salaries of $260,000 and expenses related to a high level of activity in the first quarter in demonstrating the CAS technology to prospective business partners of $277,000. Expenses, and therefore the net loss, for the three months ended June 30, 2001 were concentrated in the areas of salaries, accounting, consulting, and security. The Company expects that expenses relating to security will gradually diminish through the third quarter of 2001.

Net loss for the three months ended June 30, 2001 was approximately $535,000 compared to a loss of approximately $407,000 for the three months ended June 30, 2000. The increase in the net loss was primarliy attributable to an increase in consulting and accounting fees of $45,000 and increases in security expense of $175,000 offset by decreases in salary and development expense of $92,000. The Company expects that expenses relating to security will gradually diminish through the third quarter of 2001.

Research and development expenses were approximately $60,000 for the three months ended June 30, 2001 compared to approximately $85,000 for the prior year. The decrease in expenses was primarily due to decreased costs associated with non-recurring engineering costs incurred in 2000. Research and development cost in 2001 were for prototype expenses for the design and development of the CAS technology. Research and development is essential to DataMEG Corp's future success and it expects that the amounts for research and development expenses will remain constant in future periods.

As mentioned in the "General" section , DataMEG Corp entered into an agreement with a consultant for services rendered over the period October 1999 through June 2000. These services were for general business and financial consulting services.

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

In December 2000 the Company entered into an agreement with a vendor to provide security services for the property and key employees of the Company as a result of threats to property and persons in December 2000 and the first and second quarter of 2001. The Company agreed to issue the Vendor unrestricted shares of stock in lieu of cash compensation. The Company issued an additional 110,000 shares in April and June 2001 and recorded a charge to the Statement of Operations in the amount of $175,136 for the three months ended June 30, 2001 and reduced prepaid compensation as a reduction of stockholder equity to $49,000 as of June 30, 2001. It is anticpated that security services will decline in the third quarter of 2001.

Compensation paid and accrued to an officer and other employees was approximately $170,000 for the three months ended June 30, 2001 compared to $217,000 for the same period in the prior year. As of June 30, 2000, the Company was indebted to officers and stockholders in the amount of $17,014 for expenses incurred on behalf of the Company and unpaid compensation. As of June 30, 2001, no officer, employees or stockholders were indebted to the Company. In May 2001, 32,500 shares of unrestricted stock were issued to an employee in lieu of researh and development compensation for the three months ending June 30, 2001 and a charge in the amount of $39,800 was recorded in the statement of operations.

General and administrative expenses were approximately $474,000 for the three months ended June 30, 2001 compared to approximately $322,000 for the same period in the prior year. The increase in expenses reflects costs necessary to support increased levels of business activities and security expenses previously noted.

Cash provided by operating activities for the six months ended June 30, 2001 was approximately $12,000. Cash used in investing activities was approximately $12,000 for the six months ended June 30, 2001. Cash provided by financing activities was approximately $1,200 for the six months ended June 30, 2001.

Net loss for the six months ended June 30, 2001 was approximately $1,625,000 compared to a loss of approximately $733,000 for the six months ended June 30, 2000. The increase in the net loss was primarliy attributable to an increase in consulting,accounting and legal fees of $108,000 and increases in security expense and a high level of activity in the first quarter relating to the demonstrating the CAS technology to prospective business partners of $648,000 and an increase in salaries of $131,000.

DataMEG Corp continued to finance its operations in the second quarter of 2001 primarily through issuance of capital stock in lieu of compensation. The Company has been successful to date with cash infusions from capital stock sales and other debt obligations. DataMEG Corp.'s ongoing ability to access capital may or may not diminish depending on market conditions. DataMEG Corp believes that the current cash, cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. Management continues to proritize the securing of financing that optimizes both the Company's and shareholder interests.

CURRENT DEVELOPMENTS

DataMEG Corp.'s management continues to devote a substantial part of its time and resources towards the refining of its CAS technology (CAS). On July 10, 2001 the Company announced completion of the first phase towards completion of the CAS product prototype design as well as submitting the design to a third party vendor for testing, evaluation and design validation. These efforts continue to form the basis of discussions with interested parties as the Company pursues various strategic alternatives . These would include, among other things, licensing agreements, joint ventures , and potential direct investments in the Company.

The Company hopes to achieve a design that will ultimately allow for transfer rates in excess of current conventional transmission rates over POTS. The development schedule anticipates a product beta release in the fourth quarter of 2001. The final CAS product release could, in management's best estimate, occur by mid-year 2002.

On July 25, 2001 the Company signed a non-binding term sheet with Quantum Advanced Technologies, Inc. (QAT) whereby both the Company and QAT would settle any litigation and create a new, jointly-owned entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company will continue to own the intellectual property but the new entity will receive exclusive license. Initially, the Company will own 75% of the new entity and QAT will own the remaining 25%. As partial consideration, QAT will receive options to purchase 2,000,000 of the Company's shares at an exercise price equal to the closing bid price on the day prior the term sheet's execution. If the definitive agreement is concluded, proceeds from the exercise of these granted options will flow into the Company over time in an effort to address its working capitalrequirements.

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

Any failure of DataMEG Corp to generate revenues would prevent it from achieving and/or maintaining profitability. DataMEG Corp has incurred losses since inception and expects to continue to incur losses in the future. As of June 30, 2001, DataMEG Corp had an accumulated deficit of $9.45 million. DataMEG Corp has not achieved profitability on a quarterly or annual basis, and DataMEG Corp anticipates that it will continue to incur net losses.

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

On July 25, 2001 the Company signed a non-binding term sheet with Quantum Advanced Technologies, Inc. (QAT), the plaintiff in the above referenced complaint, whereby both the Company and QAT would settle any litigation and create a new, jointly-owned entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company will continue to own the intellectual property but the new entity will receive exclusive license. The Company will own 75% of the new entity and QAT will own the remaining 25%. As partial consideration, QAT will receive options to purchase 2,000,000 of the Company's shares at an exercise price equal to the closing bid price on the day prior the term sheet's execution. If the definitive agreement is concluded, proceeds from the exercise of these granted options will flow into the Company over time in an effort to address its working capital requirements.

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

On July 25, 2001 the Company signed a non-binding term sheet with Quantum Advanced Technologies, Inc. (QAT), the plaintiff in the above referenced complaint, whereby both the Company and QAT would settle any litigation and create a new, jointly-owned entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology.
The Company will continue to own the intellectual property but the new entity will receive exclusive license. The Company will own 75% of the new entity and QAT will own the remaining 25%. As partial consideration, QAT will receive options to purchase 2,000,000 of the Company's shares at an exercise price equal to the closing bid price on the day prior the term sheet's execution. If the definitive agreement is concluded, proceeds from the exercise of these granted options will flow into the Company over time in an effort to address its working capital requirements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Reports Filed On Form 8-K: None.


EXHIBIT INDEX

EXHIBIT NO.           CONTENT

EX-20.01              Letter from President to shareholders dated 4/20/01

EX-99.01 NEWS RELEASE: DataMEG Corp. and Quantum Advanced Technologies. Inc. Agree to Settle Litigation 6/6/01

EX-99.02 NEWS RELEASE: DataMEG Corp. Announces Completion of Full System CAS Product Prototype Design 7/10/01

EX-99.03 NEWS RELEASE: DataMEG Corp. and Quantum Advanced Technologies, Inc. Execute Settlement Term Sheet 7/26/01

EX-99.04 NEWS RELEASE: DataMEG Corp. Incorporates CAS Communications, Inc. as a Subsidiary Company 8/09/01


SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DATAMEG CORP.


        Date: August 14, 2001          By: /s/ Andrew Benson
                                               -------------
                                               Andrew Benson
                                               President and Sole Director
                                              (principal executive officer)