Form 10QSB
period 2001-09-30
DATAMEG CORP
filed 2001-11-15
CIK 716749

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                               September 30, 2001

                       Commission file number 0-12493

                                 DATAMEG CORP.

            (Exact Name of Registrant As Specified In Its Charter)

             NEW YORK                                     13-3134389

  (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                      Identification No.)


10800 Sikes Place, Suite 300, Charlotte, NC                  28277

      (Address of Principal Office)                         Zip Code

                                (704) 849-7690
            (Registrant's Telephone Number, Including Area Code)

       Former Address : 3148 Dumbarton Street, Washington, D.C. 20007 Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

Common stock par value $0.01 per share 36,873,821 shares outstanding at September 30, 2001

                                  DATAMEG CORP.

                                      INDEX

Page
Part I.          FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS...........................................F-1 - F-11

        Accountants Review Report............................................F-1

        CONSOLIDATED BALANCE SHEETS - December 31, 2000 (audited)
        and September 30,2001(unaudited).....................................F-2

        CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months Ended September 30, 2000 (unaudited) and
        For the Three Months Ended September 30, 2001 (unaudited) and
        For the Nine Months Ended September 30, 2000 (unaudited) and
        For the Nine Months Ended September 30, 2001 (unaudited) and
        Cumulative From Inception (January 13, 1999)
        to September 30, 2001 (unaudited)....................................F-3

        CONSOLIDATED STATEMENTS OF CASH FLOWS -
        For the Nine Months Ended September 30, 2000 (unaudited) and
        For the Nine Months Ended September 30, 2001 (unaudited) and
        Cumulative From Inception (January 13, 1999)
          To September 30, 2001 (unaudited)..................................F-4

NOTES TO FINANCIAL STATEMENTS..........................................F-4 - F-8

Item 2. Managements Discussion and Analysis of Financial Condition
        And Results of
Operations....................................................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........14

Part II.        OTHER INFORMATION

Item 1. Legal Proceedings....................................................16

Item 2. Changes in Securities and Use of Proceeds............................17

Item 3. Defaults Upon Senior Securities......................................17

Item 4. Submission of Matters to a Vote of Security Holders..................17

Item 5. Other Information....................................................17

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K......18

SIGNATURES...................................................................14


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                         DataMEG Corp. and Subsidiary
                       (A Development Stage Enterprise)
                       Consolidated Financial Statements
              For the Three Months Ended September 30, 2000 and 2001
                                (unaudited)


CONTENTS                                                                PAGE

Consolidated Financial Statements:

Accountants Review Report ..............................................F-1

Balance sheets..........................................................F-2

Statements of operations................................................F-3

Statements of cash flows................................................F-4

Notes to Financial Statements.....................................F-5 - F-8

                          ACCOUNTANTS' REVIEW REPORT


                   TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
                DATAMEG CORP., (A DEVELOPMENT STAGE ENTERPRISE),
                                 Charlotte, NC

We have reviewed the consolidated balance sheet of DATAMEG CORP. AND SUBSIDIARY, (a development stage enterprise), (the "Company") as of September 30, 2001 and the related consolidated statements of operations and cash flows for the three-months and nine-months ended September 30, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Hoffman, Fitzgerald & Snyder, P.C.
Hoffman, Fitzgerald & Snyder, P.C.
McLean, VA
October 23, 2001



                          DataMEG Corp. and Subsidiary
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets


                                                                                        December 31,              September 30,
                                                                                           2000                        2001
                                                                                         (audited)                 (unaudited)

ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                                  $            15             $         14,041

PROPERTY AND EQUIPMENT, net                                                                 51,124                       17,699

OTHER ASSETS:
        Intangible assets                                                                  111,694                      127,213
        Deposits                                                                            11,236                       12,486
                        Total other assets                                                 122,930                      139,699

                                                                                   $       174,069             $        171,439


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Capital lease obligation                                                   $        11,138             $         11,138
        Accounts payable and accrued expenses                                              697,370                      984,696
        Due to stockholders and officers                                                         -                       25,799
        Convertible subordinated debentures                                                 25,000                       25,000
                        Total current liabilities                                          733,508                    1,046,633

LONG TERM LIABILITIES:
        Liability for stock to be issued                                                 1,208,905                       13,309
                        Total liabilities                                                1,942,413                    1,059,942

COMMITMENTS AND CONTINGENCIES:                                                                   -                            -

STOCKHOLDERS'  EQUITY (DEFICIT):
        Preferred stock, $.01 par value, 5,000,000 shares
                authorized, none issued or outstanding                                           -                            -
        Common stock, $.01 par value; 75,000,000 shares
                authorized; 35,235,402  and 36,873,821 shares issued and out-
                standing at December 31, 2000 and September 30, 2001, respectively         352,354                      368,738
        Common stock subscriptions receivable                                             (656,251)                         (56)
        Stock options                                                                      152,341                      152,341
        Additional paid-in capital                                                       6,213,690                    8,750,437
        Accumulated deficit during development stage                                    (7,830,478)                 (10,159,963)
                        Total stockholders' equity (deficit)                            (1,768,344)                    (888,503)

                                                                                   $       174,069             $        171,439

See accountant's review report and notes to consolidated financial statements.


                          DataMEG Corp. and Subsidiary
                        (A Development Stage Enterprise)
                     Consolidated Statements of Operations


                                                   For the three      For the three
                                                   months ended       months ended
                                                    September 30,      September 30,
                                                   2000               2001
                                                  (unaudited)        (unaudited)


REVENUE                                          $           -       $           -

COST OF REVENUES                                             -                   -
        Gross Profit                                         -                   -

OPERATING EXPENSES:
        General and administrative                    2,464,235             433,697
        Research and development                        139,733             269,020
                Total operating expenses              2,603,968             702,717

        Loss from operations                         (2,603,968)           (702,717)

OTHER INCOME (EXPENSES):
        Interest income                                      -                   6
        Interest expense                                     -                (767)
        Loss on disposal of assets                           -              (1,058)
        Realized gains on sale of securities                 -                   -
                Total other income (expenses)                -              (1,819)

NET LOSS BEFORE BENEFIT FOR
        INCOME TAXES                                 (2,603,968)           (704,536)

        Benefit for income taxes                             -                   -

NET LOSS                                          $  (2,603,968)     $     (704,536)

Net loss per common share
        (basic and diluted)                       $       (0.08)     $        (0.02)

Weighted average number of common
        shares outstanding                            31,502681          36,195,602


See accountant's review report and notes to consolidated financial statements.





                          DataMEG Corp. and Subsidiary
                        (A Development Stage Enterprise)
                 Consolidated Statements of Operations (continued)


                                                     For the nine
                                                     months ended                 For the nine         Cumulative
                                                     September 30,                months ended        from inception
                                                         2000                     September 30,     (January 13, 1999)
                                                     (unaudited)                      2001        to September 30, 2001
                                                         (unaudited)                (unaudited)

                                                   $            -
REVENUE                                              $           -                $       -
                                                                -
COST OF REVENUES                                                -                         -                        -
        Gross Profit                                             -                        -

OPERATING EXPENSES:                                      3,072,742
        General and administrative                         264,338                1,871,382                9,039,590
        Research and development                         3,337,080                  454,665                1,117,591
                Total operating expenses                 2,326,047               10,157,181
                                                        (3,337,080)
        Loss from operations                            (2,326,047)             (10,157,181)

OTHER INCOME (EXPENSES):                                         -
        Interest income                                          -                      207                      207
        Interest expense                                         -                   (2,587)                 (10,461)
        Loss on disposal of assets                               -                   (1,058)                  (1,058)
        Realized gains on sale of securities                     -                        -                    8,530
                Total other income (expenses)               (3,438)                  (2,782)

NET LOSS BEFORE BENEFIT FOR                             (3,337,080)
        INCOME TAXES                                    (2,329,485)             (10,159,963)
                                                                 -
        Benefit for income taxes                                 -                        -
                                                   $    (3,337,080)
NET LOSS                                           $    (2,329,485)         $   (10,159,963)

Net loss per common share                          $         (0.11)
        (basic and diluted)                        $         (0.07)         $         (0.31)

Weighted average number of common                       31,474,342
        shares outstanding                              32,217,192               32,452,691


See accountant's review report and notes to consolidated financial statements.


                          DataMEG Corp. and Subsidiary
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows



                                                                        For the nine        For the nine         Cummulative
                                                                        months ended        months ended         from inception
                                                                        September 30,       September 30,    (January 13, 1999) to
                                                                            2000                2001           September 30, 2001
                                                                        (unaudited)         (unaudited)           (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                        $  (3,337,080)   $   (2,329,485)    $     (10,159,963)
        Adjustments to reconcile net loss to net
                cash provided by (used in) operating activities:
                Depreciation                                                   16,152            19,573                49,910
                Stock issued, or to be issued, in lieu of
                        cash for professional services                      1,943,873         1,334,945             5,620,274
                Stock issued, or to be issued, in lieu of
                        compensation and reimbursement of
                        corporate expenses                                          -           606,358             1,491,781
                Stock options issued in lieu of cash for
                        professional services                                       -                 -               152,341
                Property and equipment given in lieu of
                        cash for professional services                              -            13,327                13,327
                Loss on disposal of property                                        -             1,058                 1,058
                Loss on acquisition fee                                             -            73,950                73,950
                Realized gains on sales of investments                              -                 -                (8,530)

                Changes in assets and liabilities
                        affecting operations:
                                Accounts receivable                            (5,000)                -                     -
                                Employee advances                                   -               267                     -
                                Prepaid expenses                               56,667                 -                     -
                                Due from stockholder and officer               25,700            25,700                     -
                                Accounts payable and accrued
                                        expenses                               24,913           316,226               984,696
                                Due to stockholders and officers              405,258           (31,794)               25,799
                                        Net cash provided by (used in)
                                                operating activities         (869,517)           30,125            (1,755,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                         -              (533)              (39,454)
        Payments for intangible assets                                              -           (15,519)             (127,213)
        Payments for security deposits                                              -            (1,250)              (12,486)
        Purchases of investments                                                    -                 -               (20,000)
        Sales of investments                                                        -                 -                28,530
                                        Net cash used in investing
                                                activities                          -           (17,302)             (170,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from loan from shareholder                                         -                 -                26,000
        Repayment of loan from shareholder                                          -                 -               (26,000)
        Repayment of capital lease obligations                                 (6,475)                -               (31,402)
        Net proceeds from issuance of stock                                   736,002             1,203             1,831,433
        Proceeds from issuance of debentures                                  139,990                 -               139,990
                                        Net cash provided by financing
                                                activities                    869,517             1,203             1,940,021

NET CHANGE IN CASH                                                                  -            14,026                14,041

CASH, BEGINNING OF PERIOD                                                       1,030                15                     -

CASH, END OF PERIOD                                                             1,030            14,041                14,041

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                Financing of property and equipment
                        with capital lease                                     15,924                 -                42,540

                Issuance of stock in exchange for notes
                        receivable                                            726,250               667               656,918

                Issuance of stock in exchange for notes payable                     -                 -               114,990

                Stock issued as a reduction of the liability for
                        stock to be issued                                          -         1,195,598             1,195,598

                Stock issued in lieu of acquisition fee                             -            73,950                73,950

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
                Interest paid                                           $           -    $            -     $           6,612



See accountant's review report and notes to consolidated financial statements.


                         DataMEG Corp. and Subsidiary
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements
                         September 30, 2000 and 2001
                                 (unaudited)

A.      BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's audited financial statements and related notes included by the Registrant in the Annual Report on Form 10K filed with the SEC on April 17, 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending December 31, 2001.

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

In August 2000, the DataMEG Corporation (the "Subsidiary") consummated a share exchange with a public company, the Viola Group, Inc. that has since changed its name to DataMEG Corp. (the "Parent"). In the share exchange, the Subsidiary exchanged all of its outstanding shares for 90% of the issued and outstanding voting common stock of the Parent. As a result of the transaction, the pre-exchange stockholders of the Parent owned in the aggregate, 3,300,007 shares as of the date of the share exchange. The pre-exchange stockholders of the Subsidiary owned, as a result of the share exchange, 90% of the issued and outstanding common stock of the Parent, equaling approximately 29,700,627 shares as of the date of the share exchange. In addition, the Subsidiary was required to pay consulting fees totaling $250,000 to an officer of the Parent and assume tax liabilities totaling approximately $30,000. As a result of the merger, the Subsidiary became the operating company. These financial statements are those of the Subsidiary, with adjustments to reflect the changes in equity structure resulting from the share exchange. The company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

On September 13, 2001 the Company created CAS Communications, Inc., a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company will continue to own the intellectual property but the new entity will receive an exclusive license. CAS Communications will issue 6,666,666 shares to a minority owner and 20,000,000 Shares to the Company, which will represent 75% ownership of the new entity with the minority owner owning the remaining 25%, which will be reflected as minority interest. The Company intends to distribute on a pro-rata basis the 20,000,000 Shares to Company shareholders.

B.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Principles of consolidation - The accompanying consolidated financial statements present the consolidation of the financial statements of DataMEG Corp., and its wholly owned subsidiary, DataMEG Corporation. Material inter-company transactions and balances have been eliminated in the consolidation.

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

Intangible assets - Intangible assets consisted of costs incurred related to a
pending patent.   Patent costs will be amortized over seventeen years using the straight-line method. For the three months ended September 30, 2000 and 2001, no amortization expense related to patents was recorded since the patent is still pending.

Advertising - Advertising costs are charged to operations as incurred. For the three months ended September 30, 2000 and 2001, no amounts related to advertising expense were charged to operations.

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

Fair value of financial instruments - The carrying value of financial instruments approximate fair value because of the relatively short maturity of these instruments.

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

B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation - The Company follows guidance provided in SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the grant date. SFAS No. 123 permits companies to account for stock-based compensation based on provisions prescribed in SFAS No. 123 or based on the authoritative guidance in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to account for its stock based compensation in accordance with APB 25, which uses the intrinsic value method, including the required disclosures under SFAS No. 123. The Company accounts for all other issuances of equity instruments in accordance with SFAS No. 123.

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


Segment Information - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for three months ending September, 2000 and 2001.

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NEW ACCOUNTING PRONOUNCEMENTS:

Derivative Instruments and Hedging Activities -In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The FASB has recently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of FASB Statement No. 133." The Statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

Business Combinations - In June 2001, the FASB issued SFAS No. 141, "Business Combinations." It supersedes preexisting accounting and reporting standards for business combinations. It requires that all business combinations defined within the scope of the Statement are to be accounted for using only the purchase method as opposed to the pooling-of-interest method, a previously approved alternative for accounting and reporting business combinations.
The provisions of this Statement apply to all business combinations initiated after June 30, 2001 or for which the acquisition is July 1, 2001 or later. Management has not concluded an acquisition since July 1, 2001 however these provisions would apply to any future acquisitions.

Goodwill and Other Intangible Assets - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." It supersedes preexisting accounting and reporting standards for intangible assets. It requires that intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) that have indefinite useful lives should not be amortized on an annual basis but instead be annually tested for impairment. It also removes the constraint of an arbitrary ceiling of 40 years for the amortization of intangible assets with finite lives. Required disclosures include information about goodwill and intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement are to be reported as
resulting from a change in accounting principle.    Management has not
acquired goodwill or intangible assets after June 30, 2001 and intends to implement this Statement on January 1, 2002.

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued):

Asset Retirement Obligations - In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirements costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The effective date of SFAS No. 143 is for fiscal years beginning after June 15, 2002. Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations as the Company does not possess any long-lived assets at September 30, 2001.

Impairment or Disposal of Long-Lived Assets - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." It supersedes and amends preexisting accounting and reporting standards for the impairment or disposal of long-lived assets. This statement resolves implementation issues related to the impairment loss recognized by removing goodwill from its scope, gives additional guidance in measuring that loss, and establishes a "primary-asset" approach to determine the unit of accounting for a long-lived asset to be held and used. It also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff, be considered held and used until disposed of. Furthermore, the statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The effective date of SFAS No. 144 is for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years and the provisions are generally to be applied prospectively. Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

C.      DUE TO STOCKHOLDERS

As of September 30, 2001, the Company was indebted to officers and stockholders in the amount of $25,799 for loans to the Company and expenses incurred on behalf of the Company.

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

During October 2001, the Company entered into an agreement with a consultant to provide certain operations management services to the Company. This agreement guarantees monthly compensation in the amount of $16,667 for twelve months from October 1, 2001 and grants 300,000 stock options at a strike price of $0.24. Of the 300,000 stock options, 100,000 of these options vest on October 1, 2001, 100,000 options vest on January 1, 2002 and the remaining 100,000 options vest on February 1, 2002. If the consultant accepts an offer of employment from the Company, all then outstanding options will vest upon signing of an employment agreement.

Contingencies

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

On September 13, 2001 the Company signed a settlement agreement with an effective date of October 11, 2001, with a plaintiff whereby both the Company and the plaintiff would settle any litigation and create, CAS Communications, Inc., a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company will continue to own the intellectual property but the new entity will receive an exclusive license. The Company will own 75% of the new entity and the plaintiff will own the remaining 25%. As partial consideration, the plaintiff received warrants to purchase 2,000,000 of the Company's shares at an exercise price of $1.13 per share. Proceeds from the exercise of these granted warrants, if exercised, will flow into the Company over time in an effort to address its working capital requirements. As of the current date, management estimates that the amount of any liabilities, which may be associated with the warrants granted as part of the definitive agreement, are immaterial.

E.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:


                          For the three        For the three      For the nine      For the nine     Cumulative from
                          months ended         months ended       months ended      months ended        inception
                          September 30,        September 30,      September 30,     September 30,      (January 13,
                              2000                 2001               2000              2001             1999) to
                          (unaudited)          (unaudited)        (unaudited)       (unaudited)        September 30,

Net loss
(numerator)               $( 2,603,968)       $(   704,536)       $(3,337,080)      $( 2,329,485)      $(10,159,963)

Weighted
average Shares
(denominator)               31,502,681          36,195,602          31,474,942        32,217,192         32,452,691

Basic and diluted
net loss per share        $      (0.08)       $      (0.02)       $      (0.11)     $      (0.07)      $      (0.31)



As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus 229,192 options granted and outstanding as of September 30, 2001 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

F.      OPERATING LOSSES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan, as outlined in its business plan. In addition, the Company used substantial amounts of working capital in funding these costs. At September 30, 2001, current liabilities exceed current assets by $1,032,592. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to achieve its business objectives and the success of its future operations. Management believes that it can best address its short term business goals with a three step approach: 1) Pursue final development of the CAS prototype to enable final chip production, 2) rigorously control expenses, and 3) improve working capital through efforts to access both private and public sources of funding.

G.    SUBSEQUENT EVENTS

In August 23, 2001 the Company announced the signing of a letter of intent ("LOI") to acquire Net Connection Corp. The terms of the transaction, subject to completion of a definitive agreement and normal due diligence, provided for DataMEG Corp. to purchase the firm with an exchange of stock, with DataMEG Corp. obtaining 100% of the assets of the privately owned firm. Net Connection Corp. is a high-speed telecommunications system integrator, supplying services such as ISDN and DSL to government offices. To date, the LOI has expired and the companies have been unable to move beyond the LOI and to the signing of a definitive agreement. DataMEG's management has therefore delayed ongoing discussions with Net Connection Corp. in order to dedicate its resources towards the completion of its announced acquisition of North Electric Company, Inc. and other nearer term needs.

On October 10, 2001 the Company announced the execution of a term sheet that calls for the acquisition of North Electric Company, Inc. of Raleigh, North Carolina. North Electric Company, Inc. is a communications networking solutions company located in North Carolina's Research Triangle. North Electric Company's mission is to develop software technologies and products that integrate and leverage the recent proliferation of next generation networking technologies within the communications industry. This group will focus on bringing products to the telecommunications sector that serve to address specific industry needs and will partner or collaborate as appropriate to leverage or maximize the value proposition implicit in these products.

In November 2001, the Company plans to issue a registration statement to include the 2,000,000 warrants as part of the settlement of the litigation discussed in Note D, an undetermined number of shares which are covered under future option agreements with consultants, an undetermined number of shares which will be part of any definitive agreement with North Electric Company, an undetermined number of shares which will be used to obtain an equity line of credit which will be used to meet near term cash flows, and an undetermined number of shares which will be used to meet the needs of future investors.

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

In August 2000, DataMEG Corporation (the "Subsidiary") consummated a share exchange with a public company, The Viola Group, Inc., which has since changed its name to DataMEG Corp. (the "Parent"). In the share exchange the Subsidiary exchanged all its outstanding shares for 90% of the issued and outstanding voting common stock of the Parent. As a result of the transaction, the pre-exchange stockholders of the Parent owned in the aggregate, 3,300,007 shares as of the date of the share exchange. The pre-exchange stockholders of the Subsidiary owned, as a result of the share exchange, 90% of the issued and outstanding common stock of the Parent, equaling approximately 29,700,627 shares as of the date of the share exchange. In addition, the Subsidiary was required to pay consulting fees totaling $250,000 to an officer of the Parent and assume tax liabilities totaling approximately $30,000. As a result of the merger, the Subsidiary became the operating company. These financial statements are those of the Subsidiary, with adjustments to reflect the changes in equity structure resulting from the share exchange. The company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

As of September 30, 2001, the Company had issued options to purchase approximately 225,000 shares of common stock at prices ranging from $1.73 to $5.00 per share for persons who had performed services for the Company.

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

During 2000, the Company entered into an agreement with a consultant to provide certain services related to the possible sale of the Company. Pursuant to the agreement, the Company had issued 680,000 shares of common stock as compensation for services rendered through December 31, 2000. There have been no additional amounts earned by this consultant in the three months ended June 30, 2001. Pursuant to the agreement, if a sale of the Company were completed with certain parties approached by the consultant, the Company would be obligated to pay the consultant total compensation of up to 10% of the gross consideration received in a sale.

From DataMEG Corp.'s inception in January 1999 through September 30, 2001, operating activities consisted primarily of research and development, product design, and development and testing of the CAS technology. During this period, DataMEG Corp. has focused on developing this technology using its internal resources, primarily, its Senior Technology employee and other external product development-engineering firms. Since inception, DataMEG Corp. has incurred operating losses, and as of September 30, 2001, had an accumulated deficit of $10.2 million. DataMEG Corp. has not realized any operating revenue nor has it achieved profitability on a quarterly or annual basis. While DataMEG Corp. is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND QUARTER AND THREE MONTHS ENDED JUNE 30, 2001

The Company continued its policy through the third quarter of 2001 of conserving capital by rigorously controlling general and administrative expenses and directing both financial and human resources towards validating, both technically and commercially, the CAS technology. Management also pursued efforts on stabilizing its financial condition through efforts to access both private and public sources of funding. Of note, management elected to waive the Company's salary obligations for the full quarter ending September 2001. These efforts are reflected in the quarterly results and further discussion in the Current Developments section that follows.

Revenues for the three months ended and year to date September 30, 2001 were $0 (zero) as well as for the corresponding periods in the prior year.

Cost of Revenues for the three months ended and year to date September 30, 2001 were $0 (zero) as well as for the corresponding periods in the prior year.

Net loss for the three months ended September 30, 2001 was approximately $705,000 compared to a loss of approximately $535,000 for the three months ended June 30, 2001. The increase in the net loss was primarily attributable to an increase in expenses relating to R&D of $269,000, and increases in expenses related to legal fees regarding litigation and acquisition of $94,000, an increase of expenses related to loss on acquisition fees of $74,000 offset by decreases in expenses related to salaries $130,000, accounting $28,000, security $37,000 and an overall decrease of various general and administrative expenses of $9,000. Expenses, and therefore the net loss, for the three months ended September 30, 2001 were concentrated in the areas of R&D, legal fees, consulting, security, and accounting. The Company expects that there will be no expenses relating to security in the fourth quarter of 2001.

Net loss for the three months ended September 30, 2001 was approximately $705,000 compared to a loss of approximately $2,604,000 for the three months ended September 30, 2000. The significant decrease in the net loss was primarily attributable to decreases in consulting fees of $2,076,000 related to a search for an acquirer for the Company in 2000, decreases in salary of $240,000, R&D of $13,000 and offsetting increases of security fees of $139,000, legal fees of $129,000 and accounting fees of $18,000.

Research and development expenses were approximately $269,000 for the three months ended September 30, 2001 compared to approximately $21,000 for the prior quarter and $139,000 for the same period ended in the prior year. The increase in expenses was primarily due to increased costs associated with non-recurring engineering costs incurred in 2001. Research and development cost in 2001 were for prototype expenses for the design and development and third party evaluation of the CAS technology. Research and development is essential to DataMEG Corp.'s future success and it expects that the amounts for research and development expenses will remain constant in future periods.

As mentioned in the "General" section, DataMEG Corp entered into an agreement with a consultant for services rendered over the period October 1999 through June 2000. These services were for general business and financial consulting services. Pursuant to this agreement, the Company has issued to this consultant 1,010,000 shares of the common stock of the Parent and committed to issue an additional 30,000 shares of common stock of the Parent. The additional 30,000 shares were issued in January 2001. A charge relating to this consulting agreement had been charged to the Statement of Operations for the year ended December 31, 2000, in the amount of $2,034,715 for the stock issued and to be issued. The agreement with the consultant may call for additional consideration totaling 4% of outstanding stock in warrants, contingent upon the consummation of the share exchange. The Company believes that no such additional compensation of warrants is due to the consultant under the terms of the agreement. No amount has been recorded related to the possible requirement to issue warrants.

In December 2000 the Company entered into an agreement with a vendor to provide security services for the property and key employees of the Company as a result of threats to property and persons in December 2000 and the first nine months of 2001. The Company agreed to issue the Vendor unrestricted shares of stock in lieu of cash compensation. The Company issued an additional 100,000 shares in July 2001 and recorded a charge to the Statement of Operations in the amount of $138,000 for the three months ended September 30, 2001 and reduced prepaid compensation as a reduction of stockholder equity to $0 as of September 30, 2001 and recorded a liability in the amount of approximately $9,000 as of September 30, 2001 which was paid in full through the issuance of unrestricted shares in October and November 2001. It is anticipated that there will be no need for security services in the fourth quarter of 2001.

In 2001, the Company entered into agreements with several vendors to provide contract accounting services, temporary operations management services and corporate legal services. The Company agreed to issue the vendors unrestricted shares of stock in lieu of cash compensation and for reimbursed expenses. The Company issued 225,515 shares in the period May through August of 2001 and recorded a charge to the Statement of Operations for consulting fees, legal fees and accounting fees in the amount of $238,000 for the nine months ended September 30, 2001 and recorded a liability of approximately $9,000 as of September 30, 2001 which was subsequently paid by the issuance of unrestricted shares of stock in October and November 2001. It is anticipated that there will be additional fees related to accounting, operations management and corporate legal services in the future.

In 2001, the Company entered into agreements with several technical consultants to provide assistance with the research and development of the CAS technology. The company agreed to issue the vendors unrestricted shares of stock in lieu of cash compensation.

The Company issued 325,000 shares and recorded a charge to the Statement of Operations for R&D in the amount of $277,000 for the nine months ended September 30, 2001 and recorded a liability of approximately $71,000 and a liability to issue stock in the amount of $12,500 as of September 30, 2001. It is anticipated that there will be additional fees related to research and development in the future.

Compensation paid and accrued to an officer and other employees was approximately $0 for the three months ended September 30, 2001 compared to $290,000 for the same period in the prior year. An officer and an employee elected to waive all compensation per their employment agreements for the third quarter of 2001. As of September 30, 2001, the

Company was indebted to officers and stockholders in the amount of $25,799 for expenses incurred on behalf of the Company. As of September 30, 2001, no officer, employees or stockholders were indebted to the Company.

General and administrative expenses were approximately $434,000 for the three months ended September 30, 2001 compared to approximately $2,464,000 for the same period in the prior year. The decrease in expenses reflects the decrease of costs related to consulting fees, compensation, accounting, legal and other various expenses as previously noted.

Cash provided by operating activities for the nine months ended September 30,2001 was approximately $29,000. Cash used in investing activities was approximately $17,000 for the nine months ended September 30, 2001. Cash provided by financing activities was approximately $1,200 for the nine months ended September 30, 2001.

Net loss for the nine months ended September 30, 2001 was approximately $2,329,000 compared to a loss of approximately $3,337,000 for the nine months ended September 30, 2000. The decrease in the net loss was primarily attributable to decreases in consulting of $2,086,000, decrease in salaries of $229,000, decreases in various general and administrative expenses of $43,000 and increases in accounting and legal fees of $298,000, increases of R&D of $190,000 and increases in security of $516,000 expense, increase in loss on acquisition fee of $74,000, an increase in travel and lodging expenses of $272,000 due a high level of activity during the first quarter of 2001 relating to the demonstrating the CAS technology to prospective business partners.

DataMEG Corp. continued to finance its operations in the third quarter of 2001 primarily through issuance of capital stock in lieu of compensation to vendors. The Company has been successful to date with cash infusions from capital stock sales and other debt obligations. DataMEG Corp.'s ongoing ability to access capital may or may not diminish depending on market conditions. DataMEG Corp. believes that the current cash, cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. Management continues to prioritize the securing of financing that optimizes both Company and shareholder interests.

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

On September 13, 2001 the Company signed an agreement with an effective date of October 11, 2001 with Quantum Advanced Technologies, Inc. (QAT) whereby both the Company and QAT settled any litigation between the two companies and created a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. DataMEG Corp. will continue to own the intellectual property but the new entity, CAS Communications Inc. ("CASC"), will receive exclusive license to provide for the commercialization of the CAS technology. DataMEG Corp. will own 75% of CASC, which will later be distributed to DataMEG Corp.'s shareholders on a pro-rata basis and QAT will own the remaining 25%. As partial consideration, QAT has received options to purchase 2,000,000 of the Company's shares at an exercise price equal to the closing bid price on the day prior the term sheet's execution ($1.13/share). The proceeds from the exercise of these granted options will flow into the Company over a three-year vesting period.

On August 23, 2001 the Company announced the signing of a letter of intent ("LOI") to acquire Net Connection Corp. The terms of the transaction, subject to completion of a definitive agreement and normal due diligence, provided for DataMEG Corp. to purchase the firm with an exchange of stock, with DataMEG Corp. obtaining 100% of the assets of the privately owned firm. Net Connection Corp. is a high-speed telecommunications system integrator, supplying services such as ISDN and DSL to government offices. To date the companies have been unable to move beyond the LOI and the signing of a definitive agreement. DataMEG's management has therefore delayed ongoing discussions with Net Connection Corp. in order to dedicate its resources towards the completion of its announced acquisition of North Electric Company, Inc. and other nearer term needs.

On October 10, 2001 the Company announced the execution of a term sheet that calls for the acquisition of North Electric Company, Inc. of Raleigh, North Carolina. North Electric Company, Inc. is a communications networking solutions company located in North Carolina's Research Triangle. North Electric Company's mission is to develop software technologies and products that integrate and leverage the recent proliferation of next generation networking technologies within the communications industry. This group will focus on bringing products to the telecommunications sector that serve to address specific industry needs and will partner or collaborate as appropriate to leverage or maximize the value proposition implicit in these products.

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

Investors should consider the risks and difficulties frequently encountered by companies like DataMEG Corp in a new and rapidly evolving market. DataMEG Corp's ability to sell products, and the level of success, if any, DataMEG Corp achieves, depends upon the Company's ability to obtain and utilize resources sufficient to meet its technology development schedules and product design implementation into these markets.

Any failure of DataMEG Corp to generate revenues would prevent it from achieving and/or maintaining profitability. DataMEG Corp has incurred losses since inception and expects to continue to incur losses in the future. As of September 30, 2001, DataMEG Corp had an accumulated deficit of $10.2 million. DataMEG Corp has not achieved profitability on a quarterly or annual basis, and DataMEG Corp anticipates that it will continue to incur net losses.

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

DataMEG Corp is entirely dependent on the CAS technology and its future applications, and future growth in revenues depends on the commercial success and market acceptance of its technology and product designs.

There can be no assurances that DataMEG Corp will be successful in completing the development or introduction of these CAS products. Failure of current or planned products to operate as expected could delay or prevent their adoption.

If DataMEG Corp does not respond rapidly to technological changes, DataMEG Corp's product concepts could become obsolete. The market for telecommunication products is likely to be characterized by rapid technological change, frequent new product introductions and changes in customer requirements. DataMEG Corp may be unable to respond quickly or effectively to these developments. DataMEG Corp may experience design, manufacturing, marketing and other difficulties that could delay or prevent DataMEG Corp's development, introduction or marketing of new products and applications relating to CAS.

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

In February 2000, a complaint was filed against the DataMEG Corp. alleging that it and several of its officers breached a nondisclosure and confidentiality agreement with the plaintiff and violated the Uniform Trade Secrets Act. The plaintiff was seeking compensatory and punitive damages in unspecified amounts.

On September 13, 2001 the Company signed an agreement with an effective date of October 11, 2001 with Quantum Advanced Technologies, Inc. (QAT) whereby both the Company and QAT would settle any litigation and create a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company will continue to own the intellectual property but the new entity will receive exclusive license. The Company' will own 75% of the new entity and intends to distribute the shares on a pro-rata basis to the Company's shareholders and QAT will own the remaining 25%. As partial consideration, QAT will receive options to purchase 2,000,000 of the Company's shares at an exercise price equal to the closing bid price on the day prior the term sheet's execution ($1.13/share). The proceeds from the exercise of these granted options will flow into the Company over time in an effort to address its working capital requirements.

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

Both DTMG-VA, and Messrs. Phillips, Benson and Cairns dispute the allegations of the Complaint. DTMG-VA contends that the Tone Frequency Technology that DTMG-VA is developing is unrelated to the Waveform Technology owned by Quantum Advanced Technologies and therefore, believes that it has not violated any rights of Quantum Advanced Technologies. The ultimate outcome of the litigation, which may extend over a substantial period of time is uncertain. At a minimum, such litigation may distract the management of DTMG-VA and the Registrant from expending time and efforts on behalf of the business of that company.

On September 13, 2001 the Company signed an agreement with an effective date of October 11, 2001, with Quantum Advanced Technologies, Inc. (QAT) whereby both the Company and QAT settled any litigation and created a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company will continue to own the intellectual property but the new entity will receive exclusive license. The Company will own 75% of the new entity and intends to distribute the shares to the Company's shareholders on a pro-rata basis and QAT will own the remaining 25%. As partial consideration, QAT will receive options to purchase 2,000,000 of the Company's shares at an exercise price equal to the closing bid price on the day prior the term sheet's execution ($1.13). The proceeds from the exercise of these granted warrants will flow into the Company over time in an effort to address its working capital requirements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K

Reports filed on Form 8-K: NO REPORTS ISSUED THIS QUARTER.



EXHIBIT INDEX

EXHIBIT NO.      CONTENT

Ex. 99.01        News Release: August    23, 2001
Ex. 99.02        News Release: September 19, 2001
Ex. 99.03        News Release: September 20, 2001
Ex. 99.04        News Release: October   10, 2001


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DATAMEG CORP.



        Date: November 14, 2001             By: /s/ Andrew Benson
                                               -------------
                                               Andrew Benson
                                               President and Sole Director
                                              (principal executive officer)