Form 10QSB/A
period 2001-09-30
DATAMEG CORP
filed 2001-11-15
CIK 716749

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

            AMENDMENT TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  DATAMEG CORP.

                                      INDEX

                                                                            Page
Part I.          FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS..........................................F-1 - F-11

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

NOTES TO FINANCIAL STATEMENTS.........................................F-5 - F-11

Item 2. Managements Discussion and Analysis of Financial Condition
        And Results of Operations.............................................9

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

Notes to Financial Statements....................................F-5 - F-11

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


                          DataMEG Corp. and Subsidiary
                        (A Development Stage Enterprise)
                     Consolidated Statements of Operations


                                                   For the three      For the three
                                                   months ended       months ended
                                                   September 30,      September 30,
                                                       2000               2001
                                                   (unaudited)        (unaudited)


REVENUE                                          $            -       $           -

COST OF REVENUES                                              -                   -
        Gross Profit                                          -                   -

OPERATING EXPENSES:
        General and administrative                    2,464,235             433,697
        Research and development                        139,733             269,020
                Total operating expenses              2,603,968             702,717

        Loss from operations                         (2,603,968)           (702,717)

OTHER INCOME (EXPENSES):
        Interest income                                       -                   6
        Interest expense                                      -                (767)
        Loss on disposal of assets                            -              (1,058)
        Realized gains on sale of securities                  -                   -
                Total other income (expenses)                 -              (1,819)

NET LOSS BEFORE BENEFIT FOR
        INCOME TAXES                                 (2,603,968)           (704,536)

        Benefit for income taxes                              -                   -

NET LOSS                                          $  (2,603,968)     $     (704,536)

Net loss per common share
        (basic and diluted)                       $       (0.08)     $        (0.02)

Weighted average number of common
        shares outstanding                           31,502,681          36,195,602


See accountant's review report and notes to consolidated financial statements.





                          DataMEG Corp. and Subsidiary
                        (A Development Stage Enterprise)
                 Consolidated Statements of Operations (continued)


                                                    For the nine            For the nine          Cumulative
                                                    months ended            months ended         from inception
                                                    September 30,           September 30,      (January 13, 1999)
                                                        2000                    2001          to September 30, 2001
                                                    (unaudited)             (unaudited)            (unaudited)


REVENUE                                           $             -           $       -                       -

COST OF REVENUES                                                -                   -                       -
        Gross Profit                                            -                   -                       -

OPERATING EXPENSES:
        General and administrative                      3,072,742           1,871,382               9,039,590
        Research and development                          264,338             454,665               1,117,591
                Total operating expenses                3,337,080           2,326,047              10,157,181

        Loss from operations                          (3,337,080)          (2,326,047)            (10,157,181)

OTHER INCOME (EXPENSES):
        Interest income                                        -                  207                     207
        Interest expense                                       -               (2,587)                (10,461)
        Loss on disposal of assets                             -               (1,058)                 (1,058)
        Realized gains on sale of securities                   -                    -                   8,530
                Total other income (expenses)                  -               (3,438)                 (2,782)

NET LOSS BEFORE BENEFIT FOR
        INCOME TAXES                                  (3,337,080)          (2,329,485)            (10,159,963)

        Benefit for income taxes                               -                    -                       -

NET LOSS                                          $   (3,337,080)     $    (2,329,485)            (10,159,963)

Net loss per common share
        (basic and diluted)                       $        (0.11)     $         (0.07)                  (0.31)

Weighted average number of common
        shares outstanding                            31,474,942           32,217,192              32,452,691


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

On September 13, 2001 the Company signed an agreement with an effective date of October 11, 2001, with Quantum Advanced Technologies, Inc. (QAT) whereby both the Company and QAT settled any litigation and created a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company will continue to own the intellectual property but the new entity will receive exclusive license. The Company will own 75% of the new entity and intends to distribute the shares to the Company's shareholders on a pro-rata basis and QAT will own the remaining 25%. As partial consideration, QAT will receive options to purchase 2,000,000 of the Company's shares at an exercise price equal to the closing bid price on the day prior the term sheet's execution ($1.13). The proceeds from the exercise of these granted warrants, if exercised, will flow into the Company over time in an effort to address its working capital requirements.

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