Form 10KSB
period 2001-12-31
DATAMEG CORP
filed 2002-04-16
CIK 716749

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB
                              (Mark one)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                          December 31, 2001

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  _________ to ___________

                    Commission file number 0-12493

                            DATAMEG CORP.
        (Exact Name of Registrant As Specified In Its Charter)

                NEW YORK                        13-3134389
    (State or other jurisdiction of            (IRS Employer
     incorporation or organization)          Identification No.)

        10800 Sikes Place, Suite 300, Charlotte,       28277
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

                Common stock par value $0.01 per share
          40,639,821 shares outstanding at December 31, 2001

                            DATAMEG CORP.

INDEX

                                                                                   Page
Part I.

Item 1.   Business..................................................................4-9

Item 2.   Properties..................................................................9

Item 3.   Legal Proceedings........................................................9-10

Item 4.   Submission of Matters to a Vote of Security Holders........................10

Part II.

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters............................................10

Item 6.   Selected Financial Data.................................................10-11

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................................11-14

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..............14-15

Item 8.   Financial Statements and Supplementary Data

          Consolidated Balance Sheets - December 31, 2000 (audited)
            and December 31, 2001 (audited).........................................F-2
          Consolidated Statements of Operations
            For the Year Ended December 31, 2000 (audited);
            For the Year Ended December 31, 2001(audited);
            and Cumulative From Inception (January 13, 1999)
            to December 31, 2001 (unaudited)........................................F-3

          Consolidated Statements of Stockholders' Equity (Deficit)
            From Inception (January 13, 1999) to December 31, 1999 (audited);
            For the Year Ended December 31, 2000 (audited); and
            For the Year Ended December 31, 2001 (audited)..........................F-4

          Consolidated Statements of Cash Flows -
            For the Year Ended  December 31, 2000 (audited);
            For the Year Ended December 31, 2001 (audited); and
          From Inception (January 13, 1999) to December 31, 2001 (unaudited)........F-5

          Notes to Financial Statements .....................................F-6 - F-22


Item 9.   Changes in and Disagreements with Accountants on Accounting
          And Financial Disclosures..................................................16

Part III.

Item 10.  Directors and Executive Officers of the Registrant.........................17

Item 11.  Executive Compensation.....................................................18

Item 12.  Security Ownership of Certain Beneficial Owners and Management.............19

Item 13.  Certain Relationships and Related Transactions.............................20

Part IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............21


SIGNATURES      PART 1

ITEM 1.   BUSINESS

        CERTAIN INFORMATION IN THIS ANNUAL REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMEDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR THE PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE ECONOMIC CONDITIONS OR PERFORMANCE AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, "FORWARD-LOOKING STATEMENTS" CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS "FORWARD-LOOKING STATEMENTS" ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS "FORWARD-LOOKING STATEMENTS" WILL PROVE TO BE CORRECT, AN ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S "FORWARD-LOOKING STATEMENTS." THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY OTHER "FORWARD-LOOKING STATEMENTS," ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED IN ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ITEM 7A "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

OVERVIEW

        We are a New York corporation and were incorporated in October 1982 as The Viola Group, Inc.. In August 2000 we exchanged 90% of our common stock for 100% of the stock of DataMEG Corporation, a Virginia corporation that was incorporated in January 1999. We subsequently changed our name to DataMEG Corp.'s and are the successor in business operations to DataMEG Corporation, which exists as a wholly owned subsidiary of ours.

        We are a development stage technology company focused on developing new technologies, software applications, and products primarily serving the telecommunications sector. We are developing a high-speed data transmission processor that will attempt to use Plain Old Telephone Service (POTS) as the communication medium to interface between the transmission source and the receiving entity. We refer to this process as a Communications Acceleration System ("CAS"), and have filed patent applications covering this technology. CAS uses our proprietary Tone Frequency Modulation technology that allows for data transmissions over POTS, as well as other existing communications mediums such as ISDN, T1, cable and DSL lines. This product will compete with and sometimes complement, conventional 56K modems, ISDN, T1, cable and DSL lines.

        Besides DataMEG Corporation, we have two other subsidiaries:
CAS Communications, Inc., of which we own 75% and North Electric Company, Inc. which we anticipate we will wholly own following the effectiveness of a registration statement and other conditions more fully discussed in the " Current Developments" section. CAS Communications was formed in August 2001 to commercialize our CAS technology. We executed a merger agreement with North Electric Company, Inc. in Raleigh, North Carolina on December 10, 2001 which will be finalized in April 2002. North Electric Company, Inc. will focus on bringing products to the telecommunications sector that serve to address specific industry needs and will partner or collaborate as appropriate to leverage or maximize the value proposition implicit in these products.

        Our principal executive offices are located at 10800 Sikes Place, Suite 300, Charlotte, North Carolina 28277 and our telephone number is (704) 849-7690.

Development of CAS Technology

        We have been developing our proprietary Communication Acceleration System (CAS) technology since inception in January 1999. CAS is a high-speed data processor that is designed to utilize Plain Old Telephone Service (POTS) as its primary transmission format. We have filed two patents pertaining to the CAS technology, as well as foreign patent protection applications. We expect these filings to result in patent grants some time in the near future.

        The basis of the CAS technology and its proprietary developments include the use of multiple tone-pairs, narrowly spaced in the voice frequency range. The transmission configuration is comprised of the use of short-duration tones, sent and received as data "pointers" to a set data encryption table, rather than sending the data directly. This design is the essence of what we have termed "Tone Frequency Modulation".

        CAS technology is not limited to use over POTS. It is envisioned that CAS may be utilized over other existing transmission mediums such as ISDN, T1, cable and fiber optic networks.

CAS Market Analysis:

Description of Primary Industry:

        The desire of most users of devices that require some form of communication media for the transmission of data is "Bandwidth on
Demand".    With the current increases in Internet utilization and e-
commerce, many communications organizations and computer component manufacturing concerns are in search of the panacea for providing quick and easy access for Web surfing, e-mailing with mammoth attachments through the Internet, while providing an economically viable solution to remote users and the "last mile" phenomenon.

        While some users have speedy access at work, through T1 or frame-relay lines, other users must opt for technologies such as Integrated Service Digital Networks ("ISDN") or satellite-dish access for swifter transmission of data and Web surfing. Others are using Cable and Digital Subscriber Lines ("DSL"), which are currently faster
than traditional analog modems.   Cable has made substantial in-roads
in the consumer marketplace while DSL is attracting more business users and households not wired for cable. However, the type of access available may be limited by geographical location.

        TeleChoice which tracks the DSL industry, estimates that the number of DSL lines in use in the US is 16 million. Management believes that this method has experienced significant growth since this reporting. The Gartner Group estimates that 55% of U.S. households will still dial up via modem to connect to the Internet in 2004. International Data Corporation predicts worldwide sales of analog modems will be 86.3 million units in 2001, a growth rate of 13.5% over 2000 projections. Furthermore, other research firms place the number of those accessing the Internet globally at around 259 million users, 110 million of which reside in the U.S. It is important to note that over 120 million-residence access lines are in the U.S. and these residences will continue to come on line seeking improved speed, accessibility, and arguably, most important of all, affordability. A March 2000 report by Angus Reid Group of Toronto projects 1 billion Internet users by 2005.

Competing Access Technologies

        CABLE. According to PC World magazine, cable access is in about 20 percent of the 100 million subscribers of cable TV services. The need to install two-way fiber-optic networks is the current limiting factor for increased subscribers to this service. In addition, questions about service, security and scalability keep it from making further in-roads in areas with already established networks. This service provides good downstream results when compared to other access methods; however, upstream transmissions are performed at a slower speed. Cable services cost on average $40 per month.
This is inexpensive in comparison to the other choices because users
share a node with other users.   This node can be shared with between
500-5000 users. Therefore, if many users are on-line simultaneously, speed may be less than desired. However, with shared node access, a concern of users is that others may access one's PC. Furthermore, competitive issues as well as single choice of Internet Service Provider may be of concern.

        Digital Subscriber Lines (DSL). DSL is delivered over the same copper wire as phone service. Some DSL versions can run at speeds over 100 times faster than standard dial-up. The ubiquity of phone wires makes DSL a good choice for many users. The drawback is that most users cannot get DSL yet. Many of the deliverers (phone
companies) of DSL are still learning how to deploy it.   DSL is not a
standard process as with Cable because it comes in many forms.  There
is IDSL (ISDN DSL) to HDSL (high bit-rate DSL).   Most variations are
a form of ADSL: the "A" stands for "asymmetric" which means that it
sends data faster downstream than upstream to your PC.   This
technology has its roots in phone-line origin and is primarily offered by phone companies. The benefit to this technology is that one can talk and transmit, simultaneously. Pricing for this service ranges from $50 to $800 per month, with one of the major Bell companies charging $190 per month. Furthermore, the DSL modem will cost approximately $99 per installation.

        ISDN. ISDN was once the fastest access for the masses; however, it never caught on. Its top speed of 128 kbps provides quicker access than traditional dial-up speeds. This service is provided by phone service providers. We believe that one reason for the lack of acceptance of ISDN is the manner in which its use is charged, the more you use it, the greater the cost. This service is available to 90 percent of the country, a figure that cable and DSL
may never match.   The service is known for complex installations and
newly developed methods provide better connectivity.

        Satellites. Satellites are available to anyone who can mount a disk with clear view of the southern sky. This is good news for those who live in remote places where other services are not available. The speeds at which data is transmitted (400kps) are acceptable to these remote users. However, upstream transmissions have oftentimes caused difficulties for the user. Cost for this service is approximately $50 per month plus the installation of the disk.

Drivers for Increased Bandwidth:

        Technology and technological advancements are crucial drivers of our economy and they are shaping our society in many ways. Advancements effect everything from personal relationships to how we
choose to spend our leisure time.   It has been stated that the
delivery of many products and services to consumers will undergo dramatic changes during the next decade. Retail space and news circulation, to name a few, are on the verge of trying to re-invent themselves.

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

        It is this new technological frontier driven by the rapid development of the e-commerce marketplace, with a strong desire for quick data access, improved phone services and video applications, which underpins DataMEG's CAS development and marketability.

Industry Characteristics and Trends:

        Management finds the current environment for the telecommunications industry to be very intriguing. Within the domestic and international marketplace, telecommunications service providers are using their enormous capital budgets to bolster competition in the industry and among opposing technologies.

        Improvements to advanced technology networks (ATN), dense wavelength divisions multiplexing and improved MHz processors, are some examples. Fiber optic lines are being installed and mergers of complementary product-lines searching for synergies within product offerings are changing the landscape for high-speed data transmission. However, each new gain achieved that promises improvements is questioned from an operational and cost standpoint as witnessed by the recent market value corrections and concerns by debt rating agencies
of financial leverage levels of many of the telecom giants.   As for
fiber lines, some pundits have stated that "we might have enough from our viewpoint now, but perhaps not the way we will live in the future."

        The current landscape is divided into two market segments: wired and wireless. Within these two segments competition among wired phone, wireless and cable are commonplace. Access to customers, through the often-described "last mile", is causing competitive pressure and much inter-industry competition.

        Within each segment there exists proponents for different digital standards as the industry evolves into a broadband platform. Many providers of network capabilities are studying their options for upgrading or developing new networks, such as data networking based on Internet Protocol (IP), in an attempt to bring broadband access to its existing and prospective customers.

        It is this environment of uncertainty, stemming from lack of digital standards and the constant development of new technologies, which favors technologies that are proven and currently operational.

        The growth of Internet traffic has demanded that communication service providers replace their voice networks with more efficient, data-oriented cell or packet-based networks. However, many billions have already been invested in existing networks, the implication of major shifts in direction arguably is not a feasible option. To further compound this dilemma, data networks, in general, have not achieved the same level of reliability as voice networks. Therefore, equipment providers are racing to develop converged or unified networks that may improve efficiency and reliability.

        On the retail side, the drive for improving broadband access is that consumers are spending more time at home on the Internet, and they are demanding faster and more affordable access speed. The two primary broadband product solutions are cable modems and digital subscriber line technologies. Their primary function is to boost network capacity. Both of these technologies are geared towards the booming residential and business markets that are starving for bandwidth between users and Internet service providers. The outlay for these services typically starts at $40 per month. As these services face further competition, this should drive the cost down somewhat in the future.

        Forrester Research, predicts that one-quarter of all US homes-about 16 million households-will use broadband connections to the Internet by 2002. The distribution calls for 80% of the future residential market to use cable modems and digital subscriber line technology to capture the remainder.

        Cable modems promise connection speeds of up to 30 Mbps.
These modems are sold separately or can be packaged into set-up boxes. A drawback of this technology is that the cable networks are not yet equipped to handle two-way traffic. Only about 30-40% of the infrastructure has been upgraded to support two-way traffic. Until upgrades are complete, cable modems will be limited to specific markets. The rollout of digital cable boxes to replace the analog boxes is fast underway. These boxes provide subscribers with better quality services. Two of the leading manufacturers of digital cable boxes (RoadRunner and At Home Corp.) have signed multibillion-dollar, five-year deals with major cable companies to manufacture affordable digital set-top boxes.

        In the area of switches-the most basic element of communications networks-these computers (switches) which simply convert telephone conversation to digital form and then reconvert them back to analog form are experiencing a decline in demand. These switches were in hot demand as upgrades were made to the telephone networks. With much of this digital upgrading done, most of the service providers are investing in new forms of switches that are better able to handle the vast traffic flowing through their networks. The constant argument against alternative technologies is the quality of service. Voice equipment is known for its reliability to "five nines"-99.999% efficiency rating. Voice networks are almost always available versus data networks, which post almost 21,000 minutes of unavailable time per year.

        It is our view that the major challenge facing this industry is to satisfy the insatiable need for increased capacity within the system as well as improve the quality and breadth of services. We believe that the entire industry is benefiting from the product replacement cycle underway and with new technologies and processes being sustained, improvements are commonplace.

        The global drive underway is to upgrade the telephone networks from analog to digital technology. Digital is being used more and more in copper and wireless networks. Consumers have been benefiting from this move towards digital mobile phones more so than from digital lines in their homes. It has been stated that two-thirds of wireless subscribers use digital phones, while only 10 percent of the access lines in the public network have been converted. This area is slated for much capital expenditure for many years to come.

Market size for CAS:

        The increase in traffic on the Internet has been incredible. According to International Data Corp (IDC), the total number of Internet users reached almost 110 million in the U.S. alone in 2000 (259 million users worldwide). Concurrent with this growth has been a desire for dependable and economical high-speed access. Over 50% of U.S. households now have a personal computer and U.S. consumers account for 30% of PC's shipped each year. Meanwhile the number of Internet host computers or servers has expanded to approximately 43 million from 3.2 million in 1994. Internet service providers have contributed to traffic growth. Unlimited access has put a strain on the telephone networks that are not yet prepared for an average subscriber being on-line for 55 minutes per day. With high-speed access, this time may be reduced.

        Furthermore, Nokia states that there were over 300 million wireless users in 1998 and they predict that this amount will hit one billion by the year-end 2004. With these users demanding Internet access too, market potential is great for broadband services.

        The target market for CAS intellectual property is the high-speed data service subscribers which can not be served by the current DSL technology. This target market is defined as impaired and/or extended copper loops as well as digital loop carriers (DLC). This market is more than 50% of the 200 million lines in the U.S. as identified in a DSL Forum report, "DSL Anywhere: A paper designed to provide options for Service Providers to extend the reach of DSL into previously un-served areas". At the end of 2000, approximate 1% of U.S. lines (2.1 million) were DSL subscribers.

        The market is large and growing rapidly as evidenced by these estimates for various industry sources:

        - TeleChoice, which tracks the DSL industry, estimates that the number of DSL lines in use in the US is 4.5 million lines by year end 2001.

        -       The Gartner Group estimates that 55% of U.S.
                households will still dial up via modem to connect to the Internet in 2004.

        -       IDC predicts worldwide sales of analog modems will be
                86.3 million units in 2001, a growth rate of 13.5% over 2000 projections.

        Furthermore, other research firms place the number of residences accessing the Internet globally at around 259 million users, 110 million of which reside in the U.S. It is important to note that over 120 million-residence access lines are in the U.S. and these residences will continue to come on line seeking improved speed, accessibility, and arguably, most important of all, affordability. A recent report (March 2000) by Angus Reid Group of Toronto projects 1 billion Internet users by 2005.

        Many subscribers are currently not eligible for DSL service because they are served by Digital Loop Carriers (DLCs). This number is estimated at 35% of lines currently deployed, and the number of lines served by DLCs is expected to grow to greater than 50% over the next three years.

Competition

        A number of solutions have been developed in the past 12-18 months to offer DSL to subscribers who are not currently DSL-eligible. These solutions are attempting to solve the more difficult problems of long loops (conditioned or non-conditioned), Digital Loop Carriers, and impaired loops. Some of the progressive companies that are making headway in this market using various technologies are Elastic Networks, Catena Networks, OCCAM Networks, MuLOGIC, Paradyne, and Alcatel.

        Paradyne, with their ReachDSL product uses a modified CAP (Carrierless Amplitude Phase) technology. They also reduce the high frequencies used to help eliminate the crosstalk and make the signals less sensitive to high frequency line attenuation. Elastic Networks with their Etherloop product uses a packet based transmission. The technology measures noise and cross talk on the line and adapts transmission power and frequency to minimize the effects of impairments.

        Based on the telecommunications industry market analysis we have performed, there is a large un-served market opportunity for a technology to address impaired and/or extended copper loops, as well as DLC loops. Research has shown that DSL businesses are under great price pressure due to the "loss leader" approach taken by service providers in the DSL market industry. Any solution to these issues must provide superior technological and cost / price advantages to DSL and other competitive transmission solutions, to offset their 1-2 year advantage relating to time in the market.

        The initial CAS research and development schedule focused on designing a technology format with higher data access transmission speeds, exceeding the 56Kbps service over the classical switched "POTS" communication lines. This would include all switched POTS line types such as long loops, impaired loops, and DLC applications. During this initial research, several technological difficulties have been identified. These have hindered our initial projected product to market introduction schedule. The Company has been unable, since inception to mid-year 2001, to acquire the necessary financial and engineering resources, that are necessary to overcome the various technology research and development hurdles that it has faced during this period.

        Research to date has determined that the existing CAS design configuration is incomplete in terms of possessing the necessary design attributes that would allow a CAS product prototype to be linked to existing, conventional network operating systems. To date, the Company has not had the financial resources to expand its research and development of CAS, to the extent where the development of a fully operational product prototype unit was possible. Until the Company is able, and willing, to expend the necessary resources on the development of CAS, and build a product prototype unit that handles the full range of data configurations including randomly selected data, as is typical with conventional data network operating systems, there will be technology development impasses and potential CAS development "unknowns" regarding the capabilities of CAS in a "real world" operating scenario.

        This has resulted in the narrowing of potential CAS applications in the near term, to a defined market opportunity of copper loops where the high-speed data can bypass via a data network or integrate into the PSTN network without using the POTS. This decision, made by Company management, is felt to be in the best interests of DataMEG Corp. and its shareholders, considering the best use of available funding and assets, as a near term strategy. Management believes that the near term goals for DataMEG Corp. need to include the development of products that will provide revenues and earnings for the Company within the next six to eighteen months.

        Continuing research will include CAS intellectual property combined with existing technology techniques such as DSL. There are a large number technology components and modules that address many aspects of the overall challenge that could be used as part of the overall CAS /DSL hybrid approach. The strategy would be to capitalize on low cost and high volume parts to build a competitive solution. Preliminary projections, without significant investment into the Company to fund an expansion of the CAS technology development program, indicate an overall time to market schedule could run out to 28 months. The Company has elected to take the necessary steps through the formation of CAS Communications to separately fund further development of this product.

        CAS Communications, Inc. ("CASC") will be the conduit for the CAS development project from this point forward. CASC management is developing a schedule to review and determine what financing and manpower resources will be required to move the project forward. CASC has already determined that the next development requirement will be the design and manufacture of a CAS product prototype that will handle the full range of transmitted data configurations, including randomly selected data packets, as is typical with conventional data network operating systems.

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

        DataMEG Corp. continued to finance its operations in 2001 primarily through issuance of capital stock in lieu of compensation to vendors. The Company has been successful to date with cash infusions from capital stock sales and other debt obligations. DataMEG Corp.'s ongoing ability to access capital may or may not diminish depending on market conditions. DataMEG Corp. believes that the current cash, cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. Management continues to prioritize the securing of financing that optimizes both the Company and shareholder interests.

        On December 21, 2001 the Company announced the securing of an investment agreement to purchase the Company's common stock. Pursuant to the investment agreement, we may, at our discretion, periodically issue and sell up to 5,000,000 shares of common stock for a total purchase price not to exceed $2.5 million. The Purchase Price shall be equal to 90% of the average of the three (3) lowest closing bid prices of the Company's Common Stock during the specified period. Certain conditions may significantly limit the capital that can be raised under this investment agreement. The effectiveness of the sale of the shares under the investment agreement is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission, which was filed in January 2002. In consideration of this agreement, the Company issued to the investor 500,000 shares of common stock on December 21, 2001, the value of which, has been recorded as pre-paid financing costs in the equity section of the balance sheet.

        Furthermore, on December 18, 2001 the Company entered into a short-term loan agreement with the same investor involved in the investment agreement discussed above, in an amount equal to $120,000. The proceeds of this short-term loan agreement were received in January 2002. Principal and interest on the loan are due April 15, 2002. Among other things, the loan is secured by approximately 3.7 million shares of the Company's stock owned and pledged by the Company's President, Andrew Benson. In consideration for this short-term loan agreement, the Company issued 1,000,000 shares of common stock on December 21, 2001, the value of which, has been recorded as pre-paid financing costs in the equity section of the balance sheet.

        On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock for the sum of eighty percent (80%) of the net re-sale proceeds of the stock. Based on this agreement, the Company issued 5,000,000 shares of common stock to the investor on February 14, 2002 and the investor advanced $192,500 to the Company as partial payment toward the stock on February 16, 2002. In the event that 80% of the net re-sale proceeds of the stock is below the amount previously advanced, the Company will be required to repay the
difference.   On March 6, 2002, certain terms related to the re-sale
of the stock were amended including requiring the Company's President, Andrew Benson to accept personal liability for all the obligations of the Company under the stock sale agreement.

ITEM 2.   PROPERTIES

        We lease approximately 170 square feet of general office space at 10800 Sikes Place, Suite 300, Charlotte, N.C. used as our principal executive offices. The lease has a 12 month term that commenced on September 1, 2001 and that terminates on August 30, 2002 and provides for monthly rent of $ 825.

ITEM 3.   LEGAL PROCEEDINGS

        On September 13, 2001 the Company signed an agreement with an effective date of October 11, 2001, with Quantum Advanced Technologies, Inc. (QAT) whereby both the Company and QAT settled any litigation and created a new entity, CAS Communications, (hereafter referred to as "CAS COMM") to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company continues to own the intellectual property but CAS COMM received exclusive license. The Company owns 75% of the CAS COMM and intends to distribute the shares to the Company's shareholders on a pro-rata basis and QAT will own the remaining 25%. As partial consideration, QAT has received warrants to purchase 2,000,000 of the Company's shares at an exercise price equal to the closing bid price on the day prior the term sheet's execution ($1.13). The proceeds from the exercise of these granted warrants will flow into the Company over time in an effort to address its working capital requirements.

        On October 29, 2001, the Company signed a Promissory Note with a law firm due December 31,2001 acknowledging monies owed amounting to $568,382.

        On January 7, 2002 the Company received a Notice of Default relating to the Promissory Note.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No submission of matters to a vote of security holders in 2001.

PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stockholder Matters

The following table sets forth the ranges of high and low sales prices of DataMEG Corp. Common Stock for each quarter since June 30, 2000.

                                                         High        Low
                                                        ------      ------
July 01, 2000 through September 18,2000
VIOL                                                    $4.000      $1.375

September 19, 2000 through September 30, 2000
DTMG                                                    $2.562      $1.437

October 1, 2000 through December 31, 2000               $4.562      $0.531

January 1, 2001 through March 31, 2001                  $4.500      $2.000

April 1, 2001 through June 30, 2001                     $2.656      $0.400

July 1, 2001 through September 30, 2001                 $1.900      $0.300

October 1, 2001 through December 31, 2001               $0.510      $0.100

S-8 Filed December 03, 2001

On December 03, 2001, DataMEG Corp. entered into agreements with third party consultants, attorneys, officers and directors with respect to the issuance of shares of the DataMEG's common stock for services . A total of 2,000,000 shares of DataMEG shares $0.01 par value common stock were issued at $0.18 per share for total of $360,000.00 to pay for services rendered.


ITEM 6. SELECTED FINANCIAL DATA

                                                      Year             Year           Cumulative
                                                      End              End          Since Inception
                                                      2000             2001       (January 13, 1999)
                                                -------------      -----------    ------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
REVENUE:                                        $           -     $          -      $           -

OPERATING EXPENSES:
        Research and development                $     493,604     $    612,154      $   1,275,080
        General and administrative              $   6,282,072     $  2,037,602      $   9,205,810
                Total Operating expenses        $   6,775,676     $  2,649,756      $  10,480,890

        Loss from operations                    $  (6,775,676)    $  (2,649,756)    $ (10,480,890)

OTHER INCOME (EXPENSES):                        $  (    7,874)    $  (   87,121)    $ (    86,465)

NET LOSS BEFORE BENEFIT FOR
        INCOME TAXES:                           $  (6,783,550)    $  (2,736,877)    $ (10,567,355)

        Benefit for income taxes                $            -    $           -     $           -

NET LOSS                                        $  (6,783,550)    $  (2,736,877)    $ (10,567,355)

Net loss per common share
        (basic and diluted)                     $       (0.21)    $       (0.08)    $       (0.33)
Weighted average number of common
        shares outstanding                         31,827,392        33,245,571        32,183,717


                                                       As of December 31,
                                                      2000            2001
BALANCE SHEET DATA:                             ------------      -----------
Total assets                                    $    174,069      $   159,923
Working capital (deficit)                       $(   733,493)     $(1,097,071)
Total stockholders' equity (deficit)            $( 1,768,344)     $(  945,556)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CERTAIN INFORMATION IN THIS ANNUAL REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMEDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR THE PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE ECONOMIC CONDITIONS OR PERFORMANCE AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, "FORWARD-LOOKING STATEMENTS" CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS "FORWARD-LOOKING STATEMENTS" ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS "FORWARD-LOOKING STATEMENTS" WILL PROVE TO BE CORRECT, AN ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S "FORWARD-LOOKING STATEMENTS." THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY OTHER "FORWARD-LOOKING STATEMENTS," ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED BELOW.

OVERVIEW

        Management's discussion and analysis of financial condition and results of operations except for the historical information contained herein. We wish to caution you that certain matters discussed in this Report on Form 10-K constitute forward-looking events or statements that involve risks and uncertainties. The Company's actual results could differ materially from those stated or implied due to a number of factors, including without limitation those discussed under the caption "Factors That May Effect Future Results".

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

        As of December 31, 2001, the Company had issued options to consultants to purchase approximately 513,000 shares of common stock at prices ranging from $.24 to $5.00 per share for persons who had performed services for the Company.

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

        During 2000, the Company entered into an agreement with a consultant to provide certain services related to the possible sale of the Company. Pursuant to the agreement, the Company issued 680,000 shares of common stock, as compensation for services rendered through December 31, 2000. Pursuant to the agreement, if a sale of the Company were completed, the Company would be obligated to pay the consultant total compensation of up to 10% of the gross consideration received in a sale. The company is in the process of procuring the return of these shares issued and the Company believes there will be no future liability with regard to these shares.

        On August 23, 2001 the Company announced the signing of a letter of intent ("LOI") to acquire Net Connection Corp. The terms of the transaction, subject to completion of a definitive agreement and normal due diligence, provided for DataMEG Corp. to purchase the firm with an exchange of stock, with DataMEG Corp. obtaining 100% of the assets of the privately owned firm. Net Connection Corp. is a high-speed telecommunications system integrator, supplying services such as ISDN and DSL to government offices. The LOI has since expired and the Company has discontinued discussions. The Company has no plans to reopen discussions or negotiations with Net Connection Corp. and is focused on its business efforts involving North Electric Company and CAS Communications, Inc.

        From DataMEG Corporation's inception in January 1999 through December 2001, operating activities consisted primarily of research and development, product design, and development and testing of the CAS technology. During this period, DataMEG Corporation has focused on developing this technology using its internal resources, primarily, its Senior Technology Officer and other external product development-engineering firms. Since inception, DataMEG Corporation has incurred operating losses, and as of December 31, 2001, had an accumulated
deficit of $10.6 million.   DataMEG Corporation has not realized any
operating revenue nor has it achieved profitability on a quarterly or on an annual basis. While DataMEG Corp is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.

RESULTS OF OPERATIONS

QUARTER AND YEAR ENDED DECEMBER 31, 2001 COMPARED TO QUARTER AND YEAR ENDED DECEMBER 31, 2000 AND QUARTER AND THREE MONTHS ENDED SEPTEMBER 30, 2001

        The Company continued its policy through the fourth quarter of 2001 of conserving capital by rigorously controlling general and administrative expenses and directing both financial and human resources towards validating, both technically and commercially, the CAS technology. Management also pursued efforts on stabilizing its financial condition through efforts to access both private and public sources of funding. Of note, management again elected to waive the Company's salary obligations for the full quarter ending December 2001. These efforts are reflected in the quarterly results and further discussion in the Current Developments section that follows.

        Revenues for the three months ended and year to date December 31, 2001 were $0 (zero) as well as for the corresponding periods in the prior year.

        Cost of Revenues for the three months ended and year to date December 31, 2001 were $0 (zero) as well as for the corresponding periods in the prior year.

        Net loss for the three months ended December 31, 2001 was approximately $407,000 compared to a loss of approximately $705,000 for the three months ended September 30, 2001. The decrease in the net loss was primarily attributable to decreases in expenses relating to R&D of $112,000, decreases in security expenses of $138,000, a loss on acquisition fee of $73,950 in the third quarter, and overall increases of general and administrative expenses of $26,000.

        Net loss for the three months ended December 31, 2001 was approximately $407,000 compared to a loss of approximately $3,457,000 for the three months ended December 31, 2000. The significant decrease in the net loss was primarily attributable to decreases in consulting fees of $2,008,000 related to a search for an acquirer for the Company in 2000, decreases in salary of $246,000 due to waived salaries in 2001, R&D of $17,000 , decreases of security fees of $30,000, decreases in legal fees of $524,000 which related mainly to patent litigation in 2000 and decreases in accounting fees of $160,000, decreases of $19,000 in travel expenses and overall decreases of general and administrative expenses of $46,000.

        Research and development expenses were approximately $157,000 for the three months ended December 31, 2001 compared to approximately $269,000 for the prior quarter and $204,333 for the same period ended in the prior year. The decrease in expenses was primarily due to decreased costs associated with non-recurring engineering costs incurred in 2001 and salary waived by the Senior Technologist in the fourth quarter of 2001. Research and development costs in 2001 were for prototype expenses for the design and development and third party evaluation of the CAS technology and advances made to North Electric Company, Inc. for product development scheduled for a first release in mid- 2002. Research and development is essential to DataMEG Corp. and its subsidiaries' future success and it expects that the amounts for research and development expenses will remain constant in future periods until product releases generate sufficient revenue to move the company from development stage status.

        In 2001, the Company entered into agreements with several vendors to provide contract accounting services, temporary operations management services and corporate legal services. The Company agreed to issue the vendors unrestricted shares of stock in lieu of cash compensation and for reimbursed expenses. The Company issued 689,515 shares in the period January through December of 2001 and recorded a charge to the Statement of Operations for consulting fees, legal fees and accounting fees in the amount of $309,549 for the year ended December 31, 2001 and reflects accrued liabilities in the amount of $398,000 on the balance sheet at December 31, 2001. It is anticipated that there will be additional fees related to accounting, operations management and corporate legal services in the future.

        In 2001, the Company entered into agreements with several technical consultants to provide assistance with the research and development of the CAS technology. The company agreed to issue the vendors unrestricted shares of stock in lieu of cash compensation.
The Company issued 2,036,000 shares and recorded a charge to the Statement of Operations for R&D in the amount of $450,749 for the year ended December 31, 2001. It is anticipated that there will be additional fees related to research and development in the future.

        In December 2000 the Company entered into an agreement with a vendor to provide security services for the property and key employees of the Company as a result of threats to property and persons in December 2000 and the first nine months of 2001. The Company agreed to issue the Vendor unrestricted shares of stock in lieu of cash compensation. The Company issued 510,000 shares in 2001 and recorded a charge to the Statement of Operations in the amount of $816,402 for the year ended December 31, 2001. It is anticipated that there will be no need for security services in 2002.

        Compensation paid and accrued to an officer and other employees was $0 for the three months ended September 30 and December 30, 2001 compared to $290,000 and $246,000 for the same periods in the prior year. An officer and an employee elected to waive all compensation per their employment agreements for the third and fourth quarter of 2001. As of December 31, 2001, the Company was indebted to officers and stockholders in the amount of $21,616 for expenses incurred on behalf of the Company. As of December 2001, no officer, employees or stockholders were indebted to the Company.

        General and administrative expenses were approximately $240,000 for the three months ended December 31, 2001 compared to approximately $3,245,000 for the same period in the prior year. The decrease in expenses reflects the significant decrease of costs related to consulting fees, compensation, accounting, legal and other various expenses as previously noted.

        Cash provided by operating activities for the year ended
December,2001 was approximately $23,000. Cash used in investing activities was approximately $17,000 for the year ended December 31, 2001. Cash provided by financing activities was approximately $900 for the year ended December 31, 2001.

        Net loss for the year ended December 31, 2001 was approximately $2,737,000 compared to a loss of approximately $6,784,000 for the year ended December 31, 2000. The decrease in the net loss was primarily attributable to decreases in consulting of $4,100,000, decrease in salaries of $406,000, decrease in accounting fees of $58,000, decreases in legal fees of $326,000, decreases in insurance expense of $41,000, increases in R&D of $104,000 and security fees of $486,000, increases in loss on acquisition fee of $74,000, increases in travel and lodging expenses of $253,000 due a high level of activity during the first quarter of 2001 relating to the demonstrating the CAS technology to prospective business partners and decreases in other general and administrative expenses of $33,000.

        DataMEG Corp. continued to finance its operations in the fourth quarter of 2001 primarily through issuance of capital stock in lieu of compensation to vendors. The Company has been successful to date with cash infusions from capital stock sales and other debt obligations. DataMEG Corp.'s ongoing ability to access capital may or may not diminish depending on market conditions. DataMEG Corp. believes that the current cash, cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. Management continues to prioritize the securing of financing that optimizes both Company and shareholder interests.

YEAR END DECEMBER 2001 COMPARED TO YEAR END DECEMBER 2000

        Revenues for the year ended December 31, 2001 were $0 (zero) as well as for the corresponding period in the prior year. No revenues were reported for the three-month period ending December 31, 2001 as well as for the corresponding period in the prior year.

        Cost of Revenues for the year ended December 31, 2001 were $0
(zero) as well as for the corresponding period in the prior year. None were reported for the three-month period ending December 31, 2001 as well as for the corresponding period in the prior.

        Research and development expenses were approximately $612,000 for the year ended December 31, 2001 compared to approximately $494,000 for the same period in the prior year. The increase in expenses was primarily due to increased costs associated with non-recurring engineering costs and an increase in prototype expenses for the design and development of the CAS technology and advances made to North Electric Company, Inc. to assist in its product development efforts.

        Compensation paid and accrued to officer and other employees was $578,000 for the year ended December 31, 2001 compared to $984,000 for the same period the prior year. As of December 31, 2001, the Company was indebted to an officers and stockholders for expenses incurred on behalf of the Company and unpaid compensation in the amount of $21,616. As of December 31, 2001, no officer or stockholder was indebted to the Company. Stock was issued for compensation and for reimbursements of amounts paid on behalf of DataMEG Corp. for approximately $694,000.

        General and administrative expenses were approximately $2,038,000 for the year ended December 31, 2001 compared to approximately $6,282,000 for the same period in the prior year. The decrease in general and administrative expenses was primarily attributable to increases in 1)consulting fees of approximately $4,100,000, 2) officer and employee salaries of $406,000,000, 3) legal fees primarily related to litigation and patent applications equal to $326,000, 4)accounting and audit fees decreases of $58,000 and 5) insurance expense decreases of $41,000 and offset by expense increases in security expenses in the amount of $486,000 and increases in travel expenses in the amount of $253,000. The decrease in expenses reflects the concerted effort of management to curb unnecessary expenses and preserve capital resources for expenses necessary to support increased levels of business activities.

        Cash provided by operating activities for the year ended December 31, 2001 was approximately $23,000. Cash used in investing activities was approximately $17,000 for the year ended December 31, 2001. Cash provided by financing activities was approximately $903 for the year ended December 31, 2001.

CURRENT DEVELOPMENTS

        On September 13, 2001 the Company signed an agreement with an effective date of October 11, 2001 with Quantum Advanced Technologies, Inc. (QAT) whereby both the Company and QAT settled any litigation between the two companies and created a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. DataMEG Corp. continues to own the intellectual property but the new entity, CAS Communications Inc. ("CAS Comm"), received exclusive license to provide for the commercialization of the CAS technology. DataMEG Corp. owns 75% of CASC, which will later be distributed to DataMEG Corp.'s shareholders on a pro-rata basis and QAT owns the remaining 25%. As partial consideration, QAT has received warrants to purchase 2,000,000 of the Company's shares at an exercise price equal to the closing bid price on the day prior the term sheet's execution ($1.13/share). The proceeds from the exercise of these granted options will flow into the Company over a three-year vesting period.

        On August 23, 2001 the Company announced the signing of a letter of intent ("LOI") to acquire Net Connection Corp. The terms of the transaction, subject to completion of a definitive agreement and normal due diligence, provided for DataMEG Corp. to purchase the firm with an exchange of stock, with DataMEG Corp. obtaining 100% of the assets of the privately owned firm. Net Connection Corp. is a high-speed telecommunications system integrator, supplying services such as ISDN and DSL to government offices. To date the companies have been unable to move beyond the LOI and the signing of a definitive agreement. DataMEG's management has therefore discontinued ongoing discussions with Net Connection Corp. in order to dedicate its resources towards the completion of its announced acquisition of North Electric Company, Inc. and other nearer term needs.

        The Company executed a merger agreement with North Electric Company, Inc. in Raleigh, North Carolina on December 10, 2001 which will be finalized in April 2002. Under the merger agreement, the merger would become effective on the first date on which: (a) a Registration Statement is effective and (b) we had raised a pre-determined amount of funding and (c) we continued to fund North Electric Company, Inc.'s operations at a fixed monthly amount. On March 1,2002 the Company and North Electric Company, Inc. signed a final unconditional merger agreement, which, effectively waived all of the above noted conditions to final merger.

        North Electric Company, Inc., is a communications networking-solutions company located in North Carolina's Research Triangle. North Electric Company, Inc.'s mission is to develop software technologies and products that integrate and leverage the recent proliferation of next generation networking technologies within the communications industry. This group will focus on bringing products to the telecommunications sector that serve to address specific industry needs rather than displace a competing product. Time to market, critical mass for the market served and an immediately exploitable client base will be key criteria in evaluating any investment in product development. A more complete overview of North Electric Company, Inc. follows.

Description of Primary Industry

        The last decade has seen many new networking technologies conceived and promoted by various industry participants: Equipment vendors, network operators, and standards organizations. We have seen the evolution of the network from monolithic, fixed bandwidth time-division multiplexed (TDM) architectures to a packet-based (IP) network infrastructure that makes more efficient use of network resources. Dynamic routing protocol and traffic engineering evolutions (MPLS) and innovative connection control mechanisms (Softswitch) are enhancing packet networks to provide new carrier class services while lowering capital and operating costs. This, coupled with increased bandwidth availability, has launched a whole new class of network services such as high-speed data networking access (DSL and Cable Modem), packetized voice (VoIP), virtual private networking (VPN), and guaranteed Quality of Service (QoS) data connections.

        Next-generation networks introduce new capabilities and the opportunity for new products and services. However, for carriers and service providers, new networks introduce a whole new set of problems. Many of the new network services, while having merit from a technological perspective, have been failures from a business execution standpoint. Many of these non - starts have been created by the gap between the availability of innovative communications systems technologies and the lack of a dependable operating infrastructure within which the carriers can profitably deploy these technologies. Network management, service level agreements, and network monitoring are essential to reliable carrier-class communications that enterprise customers depend on for mission-critical business communications.

        North Electric Company, Inc.'s strategy is to identify and provide solutions for some of the most challenging aspects of deploying, monitoring, and managing these advanced networks and network services. The company is in discussions with some of the largest test equipment suppliers in this sector in order to establish a long term operating, supplier, and financial relationships.

        Through North Electric Company, Inc., our focus will be on creating solutions by selecting, integrating, and augmenting emergent and legacy technologies to enable both carriers and users of the communications networks to successfully deploy and guarantee the performance of these product technologies in the course of their business operations. We are developing solutions to real problems facing network operators and providers as they deploy services in the "new network".

Market Size

        The global market for next-generation communications networking products is large and growing rapidly, as evidenced by these estimates from various industry analysts:

        Worldwide revenues for next generation voice products are forecasted to total $6 billion in 2004. The voice services market is expected to grow to US$41 billion by 2005. The market for voice over broadband equipment will reach $646 million by 2004, representing a 63% CAGR over the forecast period. The North American network edge switching and routing market reached $7.6 billion in 2000, and is expected grow at a CAGR of 44% to $33 billion by 2004. IP-centric network edge equipment will account for almost 60% of equipment vendor revenues by 2004 vs. some 37% in 2000. VoIP is rapidly emerging as an alternative to the traditional telephone network, with gateway and gatekeeper revenues projected to increase from $3.7 billion last year to $12.3 billion in 2006. Enhanced and high-end bundled services and applications delivered into the home will create phenomenal growth in the residential gateway market, with revenues forecast to increase from $267 million last year to $7.1 billion by 2006 Enterprises migrating voice from traditional networks to data networks will create a $16.5 billion dollar global IP-PBX market by 2006. The market for service creation devices, which enable service providers to offer IP-based value-added network services, is expected to grow at a projected CAGR of over 90% during the 2000-2004 period. Web based VoIP communications service revenues will increase from $208 million this year to $16.5 billion by the end of 2004.

        North American voice over packet industry will reach $33.9 billion by 2004. VoDSL market revenues will increase to $7.2 billion in 2005, a compound annual growth rate of 156 percent.

        The IP virtual private network (VPN) services market for U.S.- based carriers will grow rapidly, from $1.28 billion in 2000 to almost $10 billion in 2005, for a CAGR of 51% in that time period.

        One example of dynamic routing protocol and traffic engineering is MPLS. MPLS is a standards-approved technology for speeding up network traffic flow and making it easier to manage. MPLS involves setting up a specific path for a given sequence of packets, identified by a label put in each packet, thus saving the time needed for a router to look up the address to the next node to forward the packet to.

        As of October 2001, the following organizations had publicly announced MPLS deployments:

                                 AT&T
                        Ardent Communications
                               Aventel
                           British Telecom
                           Cable & Wireless
                             China Unicom
                               Concert
                             CoreExpress
                                Digex
                                Equant
                      France Telecom  Global One
                           Global Crossing
                               Infonet
                           InternetConnect
                               Iteroute
                            Japan Telecom
                               Level 3
                        Masergy Communications
                                 NTT
                               Swisscom
                            UUNET/Worldcom

        This burgeoning deployment of next-generation networking technologies will require a commensurate growth in Operations Support Systems ("OSS") deployed to enable carriers to install, manage, operate, troubleshoot, and monitor these new networks. Reflecting that necessity, total North American OSS spending is predicted to grow from $20B in 2000 to $55B in 2004 (28% CAGR).

        Within that total OSS expenditure, a major segment is the Service Assurance (SA) sector. SA systems provide the functionality to monitor the performance and health of installed networks, alert the network operator to potential or current problems, and enable the operator to troubleshoot and repair network failures. Collectively these functions enable the carrier to offer high-quality service to their subscribers with guarantees about the availability, performance, and robustness of the services. SA is the sector of the OSS market that North Electric Company is focused on serving as our starting point for building the business.

        The North American SA market sector is estimated as $3.2 billion in 2002, growing at an average rate of 23% in ensuing years to reach a size of $7 billion by 2006; the global market is roughly estimated to be twice the size of the North American market. North Electric Company estimates the portion of the market associated with the next-generation network technologies and services on which we are focused will grow to be approximately 15% of the SA sector over the next 5 years. This means that our addressable segment of the market will be approximately $2 billion by 2006.

Competition

        The competitive environment in the current communications industry is very robust, with many players from many different backgrounds wrestling for their piece of the pie. In this context, North Electric Company faces a broad range of competitive threats.

        North Electric Company's competition can be best understood by considering several axes defining the OSS/SA industry space:

        ENTERPRISE VS. CARRIER - Different companies dominate the market serving enterprise or large business customers from those who serve the public network operators or carriers. North Electric Company's focus is in the carrier market segment, but on new technologies and service types which are typically first implemented and proven in the enterprise arena. Therefore, we expect to see competitive threats from both carrier SA players seeking to expand their established business into the next-generation technology areas and from enterprise SA players seeking to take their next-generation expertise from the enterprise into the carrier domain.

        DATACOM VS. TELECOM - Different companies dominate the telecom, or telephone networking, sector of the communications networking business, and the datacom, or data/computer networking sector. North Electric Company's target market is the convergence of telecom and datacom environments in the next-generation networking world. Therefore we expect to see specialists in IP network test and monitor capabilities seeking to grow their market by adding on functionality in the carrier network infrastructure areas, and we expect to see telecom infrastructure SA players trying to expand upward into the packet-oriented data communications areas.

        TEST EQUIPMENT VS. OSS SYSTEM - The market for OSS equipment has generally been divided between the test equipment vendors, who make specialized pieces of gear designed to test particular functions in a piece of networking equipment, and the OSS vendors, who make systems to provide integrative overviews of the network status. North Electric Company is developing a hybrid TEST-OSS system enabling automation of the test equipment deployed around the network for the purpose of fault identification and localization. This puts us in the path of potential expansion from both the established test equipment vendors, seeking to move up the food chain into systems-level products, and the incumbent OSS vendors, striving to broaden their integrated control of the network beyond provisioning and monitoring to include test functionality.

        DATA PLANE VS. CONTROL PLANE VS. MANAGEMENT PLANE - Communications networks are structured into three parallel domains of functionality: The data plane, where user data flows between network ports, the control plane, which uses signaling between network entities to control connections and services, and the management plane, which provides the administrative oversight of the network via non-realtime supervisory communications channels and processes. North Electric Company is spanning these domains with a systems approach that integrates critical functionality in each area to facilitate the profitable deployment of next-generation networking technologies. We may thus expect to encounter potential competition from any of the current participants in the individual domains.

        North Electric Company's strategy for competing in this complex environment is simple:

        1)      Stay focused on our clearly defined target sector

        2)      Move quickly and decisively to capitalize on our vision

        3) Partner or collaborate as appropriate to leverage our value proposition

Positioning and Near Term Opportunities

        A major sub-segment of the OSS market is the Service Assurance
(SA) sector. SA systems provide the functionality to monitor the performance and health of installed networks, alert the network operator to potential or current problems, and enable the operator to troubleshoot and repair network failures. Collectively these functions enable the carrier to offer high-quality service to their subscribers with guarantees about the availability, performance, and robustness of the services. SA is the sector of the OSS market that North Electric Company, Inc. is focused on serving as our starting point for building the business.

        The North American SA market sector is estimated as $3.2 billion in 2002, growing at an average rate of 23% in ensuing years to reach a size of $7 billion by 2006; the global market is roughly estimated to be twice the size of the North American market. North Electric Company estimates the portion of the market associated with the next-generation network technologies and services on which we are focused will grow to be approximately 15% of the SA sector over the next 5 years. This means that our addressable segment of the market will be approximately $2 billion by 2006.

        On February 11, 2002, the Securities and Exchange Commission rendered effective the Company's SB2 filing. On February 13, 2002, the Company entered into another financing arrangement that advanced the Company funds for general corporate purposes initially in the amount of $192,500. Further advances will be made to the Company should its stock price rise over time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FACTORS THAT MAY EFFECT FUTURE RESULTS

        While DataMEG Corp is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.

        DataMEG Corp has limited meaningful historical financial data upon which to base projected revenues and planned operating expenses and upon which investors may evaluate DataMEG Corp and its prospects. In addition, DataMEG Corp operating expenses are largely based on anticipated revenue trends from prospective joint development of applications of CAS and its success in developing those products in development stage as a result of the merger with North Electric Company, Inc. A high percentage of DataMEG Corp's expenses are and will continue to be fixed such as compensation, research and development and sunk administrative expenses. Investors should consider the risks and difficulties frequently encountered by companies like DataMEG Corp in a new and rapidly evolving market. DataMEG Corp's ability to sell products, and the level of success, if any, DataMEG Corp achieves, depends, among other things, on the level of demand for the CAS technology, which is in a new and rapidly evolving market.

        Any failure of DataMEG Corp to generate revenues would prevent it from achieving and/or maintaining profitability. DataMEG Corp has incurred losses since inception and expects to continue to incur losses in the future. As of December 31, 2001, DataMEG Corp had an accumulated deficit of $10.6 million. DataMEG Corp has not achieved profitability on a quarterly or annual basis, and DataMEG Corp anticipates that it will continue to incur net losses.

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

        DataMEG Corp is dependent on the CAS technology and its future applications, its success in developing those products in development stage as a result of the merger with North Electric Company, Inc. and future growth in revenues depends on the commercial success and acceptability of this line of communication products. There can be no assurances that DataMEG Corp will be successful in completing the development or introduction of these CAS products and those of . North Electric Company, Inc Failure of current or planned products to operate as expected could delay or prevent their adoption.

        If DataMEG Corp does not respond rapidly to technological changes, DataMEG Corp's product concepts could become obsolete. The market for communication products is likely to be characterized by rapid technological change, frequent new product introductions and changes in customer requirements. DataMEG Corp may be unable to respond quickly or effectively to these developments. DataMEG Corp may experience design, manufacturing, marketing and other difficulties that could delay or prevent DataMEG Corp's development, introduction or marketing of new products and applications relating to its product lines.

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

        An active public market for DataMEG Corp's common stock may not be sustained. The market for technology stocks has been extremely volatile. The following factors could cause the market price of DataMEG Corp's common stock to fluctuate significantly: DataMEG Corp's loss of a major supplier, manufacture or customer; the addition or departure of key personnel; variations in DataMEG Corp's quarterly operating results; announcements by DataMEG Corp or its competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments; DataMEG Corp's sales of common stock or other securities in the future; changes in market valuations of communication technology companies; changes in market valuations of networking and telecommunications companies; and fluctuations in stock market prices and volumes.

SUMMARY

DataMEG Corp. has been diligent in its development of the CAS technology and in its efforts to restructure the business to provide additional technology and product opportunities for the Company. The completed merger with NECI and the creation of CAS Communications, Inc. as part of the QAT litigation settlement, along with the transference of the CAS technology development project to CAS Communications, Inc. illustrates a consistent and coherent effort on the part of DataMEG Corp. management to position the Company with multiple opportunities for growth.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    DataMEG Corp. and Subsidiaries
                   (A Development Stage Enterprise)

                  Consolidated Financial Statements
                         For the Years Ended
                      December 31, 2000 and 2001
                  With Independent Auditors' Report

                    DataMEG Corp. and Subsidiaries
                   (A Development Stage Enterprise)
                  Consolidated Financial Statements
            For the Years Ended December 31, 2000 and 2001
                  With Independent Auditors' Report


CONTENTS                                                PAGE

Independent Auditors' Report                            F-1

Consolidated Financial Statements:

Balance sheets                                          F-2

Statements of operations                                F-3

Statements of stockholders' equity (deficit)            F-4

Statements of cash flows                                F-6

Notes to Consolidated Financial Statements              F-7

                     INDEPENDENT AUDITORS' REPORT


              TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
           DATAMEG CORP., (A DEVELOPMENT STAGE ENTERPRISE),
                            Charlotte, NC

        We have audited the accompanying consolidated balance sheets of DATAMEG CORP. AND SUBSIDIARIES, (a development stage enterprise), (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DATAMEG CORP. AND SUBSIDIARIES, as of December 31, 2000 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P to the financial statements, the Company has suffered a significant loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


McLean, Virginia
March 25, 2002

                    DataMEG Corp. and Subsidiaries
                   (A Development Stage Enterprise)
                     Consolidated Balance Sheets


                                                                                           December 31,         December 31,
                                                                                              2000                 2001

ASSETS

CURRENT ASSETS:
        Cash                                                                          $            15         $       6,932
                        Total current assets                                                       15                 6,932

PROPERTY AND EQUIPMENT, net                                                                    51,124                13,231

OTHER ASSETS:
        Patents                                                                               111,694               127,274
        Deposits                                                                               11,236                12,486
                        Total other assets                                                    122,930               139,760

                                                                                      $       174,069         $     159,923


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Capital lease obligation                                                      $        11,138         $      10,838
        Promissory note                                                                             -               568,382
        Accounts payable and accrued expenses                                                 697,370               478,167
        Due to stockholders and officers                                                            -                21,616
        Convertible subordinated debentures                                                    25,000                25,000
                        Total current liabilities                                             733,508             1,104,003

LONG TERM LIABILITIES:
        Liability for stock to be issued                                                    1,208,905                   809

                        Total liabilities                                                   1,942,413             1,104,812


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                        -                   667

COMMITMENTS AND CONTINGENCIES                                                                       -                     -

STOCKHOLDERS'  EQUITY (DEFICIT):
        Preferred stock, $.01 par value, 5,000,000 shares
                authorized, none issued or outstanding                                              -                     -
        Common stock, $.01 par value; 75,000,000 shares
                authorized 35,235,402  and 40,639,821 shares issued and out-
                standing at December 31, 2000 and December 31, 2001, respectively             352,354               406,398
        Additional paid-in capital                                                          6,213,690             9,185,817
        Common stock subscriptions receivable                                                (656,251)                  (56)
        Common stock options granted and not exercised                                        152,341               169,890
        Pre-paid financing costs                                                                    -              (140,250)
        Accumulated deficit during development stage                                       (7,830,478)          (10,567,355)
                        Total stockholders' equity (deficit)                               (1,768,344)             (945,556)

                                                                                      $       174,069         $     159,923


The accompanying notes are an integral part of these consolidated financial statements.


                    DataMEG Corp. and Subsidiaries
                   (A Development Stage Enterprise)
                Consolidated Statements of Operations


                                                                                                            Cumulative
                                                                 For the              For the              from inception
                                                                 year ended           year ended         (January 13, 1999)
                                                                 December 31,         December 31,      to December 31, 2001
                                                                 2000                 2001                   (unaudited)


REVENUE                                                         $         -        $           -       $                  -

OPERATING EXPENSES:
        Research and development                                    493,604              612,154                  1,275,080
        General and administrative                                6,282,072            2,037,602                  9,205,810

                Total operating expenses                          6,775,676            2,649,756                 10,480,890

        Loss from operations                                     (6,775,676)          (2,649,756)               (10,480,890)

OTHER INCOME (EXPENSES):
        Realized gain on sale of securities                               -                    -                      8,530
        Loss on acquisition fee                                           -              (73,950)                   (73,950)
        Loss on disposal of property & equipment                          -               (1,058)                    (1,058)
        Interest income                                                   -                  210                        210
        Interest expense                                             (7,874)             (12,323)                   (20,197)
                Total other income (expenses)                        (7,874)             (87,121)                   (86,465)

NET LOSS BEFORE BENEFIT FOR
        INCOME TAXES                                             (6,783,550)          (2,736,877)               (10,567,355)

        Benefit for income taxes                                          -                    -                          -

NET LOSS                                                        $(6,783,550)       $  (2,736,877)      $        (10,567,355)

Net loss per common share
        (basic and diluted)                                     $     (0.21)       $       (0.08)      $              (0.33)

Weighted average number of common
        shares outstanding                                       31,827,392           33,245,571                 32,183,717


The accompanying notes are an integral part of these consolidated financial statements.


                    DataMEG Corp. and Subsidiaries
                   (A Development Stage Enterprise)
      Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                               Common
                                                                                                               Stock
                                                  Shares             Common            Additional           Subscriptions
                                                Outstanding          Stock           Paid-in Capital         Receivable


Balance, January 13, 1999                    $            -       $          -       $             -        $          -

Stock issuances                                   2,182,803             21,828             1,026,079                   -
Stock issuance in lieu of cash
        for compensation                         27,471,040            274,710              (162,210)            (31,300)
Net loss (comprehensive net loss)                         -                  -                     -                   -

Balance, December 31, 1999                   $   29,653,843       $    296,538       $       863,869        $    (31,300)

Stock issuances                                      46,784                468               695,232                   -
Stock issuances in lieu of cash
        for compensation                          1,905,000             19,050             4,607,338            (622,696)
Conversion of debentures                             38,000                380                94,610                   -
Stock options, exercised
        for cash                                    174,588              1,746                15,713              (2,255)
Stock options granted                                     -                  -                     -                   -
Post share exchange adjustment                      117,180              1,172                (1,172)                  -
Share exchange                                    3,300,007             33,000               (61,900)                  -
Net loss (comprehensive net loss)                         -                  -                     -                   -

Balance, December 31, 2000                   $   35,235,402       $    352,354       $     6,213,690        $   (656,251)

Stock issuances                                      33,308                333                92,067                   -
Stock issuances in lieu of cash
        for compensation                          5,300,515             53,005             2,852,524                   -
Conversion of debentures                              7,996                 80                19,920                   -
Stock subscriptions receivable
        reductions                                        -                  -                     -             656,195
Stock options granted and exercised                  62,600                626                 5,635                   -
Stock options expired                                     -                  -                 1,981                   -
Net loss (comprehensive net loss)                         -                  -                     -                   -

Balance, December 31, 2001                   $   40,639,821       $    406,398       $     9,185,817        $        (56)

The accompanying notes are an integral part of these consolidated financial statements.


                    DataMEG Corp. and Subsidiaries
                   (A Development Stage Enterprise)
      Consolidated Statements of Stockholders' Equity (Deficit)
                             (Continued)

                                                                                                Deficit
                                                 Common                                       Accumulated
                                              Stock options                                     During
                                               Granted and            Pre-paid                Development
                                              not exercised        Financing Costs              Stage                    Total


Balance, January 13, 1999                    $          -          $          -           $            -          $            -

Stock issuances                                         -                     -                        -               1,047,907
Stock issuance in lieu of cash
        for compensation                                -                     -                        -                  81,200
Net loss (comprehensive net loss)                       -                     -               (1,046,928)             (1,046,928)

Balance, December 31, 1999                   $          -          $          -           $   (1,046,928)         $       82,179

Stock issuances                                         -                     -                        -                 695,700
Stock issuances in lieu of cash
        for compensation                                -                     -                        -               4,003,692
Conversion of debentures                                -                     -                        -                  94,990
Stock options, exercised
        for cash                                        -                     -                        -                  15,204
Stock options granted                             152,341                     -                        -                 152,341
Post share exchange adjustment                          -                     -                        -                       -
Share exchange                                          -                     -                        -                 (28,900)
Net loss (comprehensive net loss)                       -                     -               (6,783,550)             (6,783,550)

Balance, December 31, 2000                   $    152,341          $          -           $   (7,830,478)         $   (1,768,344)

Stock issuances                                         -                     -                        -                  92,400
Stock issuances in lieu of cash
        for compensation                                -              (140,250)                       -               2,765,279
Conversion of debentures                                -                     -                        -                  20,000
Stock subscriptions receivable
        reductions                                      -                     -                        -                 656,195
Stock options granted and exercised                19,530                     -                        -                  25,791
Stock options expired                              (1,981)                    -                        -                       -
Net loss (comprehensive net loss)                       -                     -               (2,736,877)             (2,736,877)

Balance, December 31, 2001                   $    169,890          $   (140,250)          $  (10,567,355)         $     (945,556)

The accompanying notes are an integral part of these consolidated financial statements.


                    DataMEG Corp. and Subsidiaries
                   (A Development Stage Enterprise)
                Consolidated Statements of Cash Flows


                                                                                                                  Cumulative
                                                                          For the             For the           from inception
                                                                          year ended          year ended     (January 13, 1999) to
                                                                          December 31,        December 31,     December 31, 2001
                                                                          2000                2001                (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                         $  (6,783,550)     $   (2,736,877)     $  (10,567,355)
        Adjustments to reconcile net loss to net
                cash provided by (used in) operating activities:
                Depreciation                                                    21,338              24,041              54,378
                Stock issued, or to be issued, in lieu of
                        cash for professional services                       4,272,829           1,563,608           5,947,768
                Stock issued to officers for reimbursement
                        of corporate expenses or compensation                  798,003             693,778           1,491,781
                Stock options issued in lieu of cash for
                        professional services                                  152,341              17,549             169,890
                Property and equipment given in lieu of cash
                        for professional services                                    -              15,475              15,475
                Realized gains on sales of investments                               -                   -              (8,530)
                Loss on acquisition fee                                              -              73,950              73,950
                Loss on disposal of property                                         -               1,058               1,058
                Changes in assets and liabilities
                        affecting operations:
                                Employee advances                                  267                   -                   -
                                Prepaid expenses                                56,667                   -                   -
                                Due from stockholder and officer                25,700                   -                   -
                                Accounts payable and accrued
                                        expenses                               611,231            (219,203)            478,106
                                Promissory Note                                      -             568,382             568,382
                                Due to stockholders and officers               (57,593)             21,616              21,616
                                        Net cash provided by (used in)
                                                operating activities          (902,767)             23,377          (1,753,481)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                     (8,699)               (533)            (39,454)
        Payments for intangible assets                                         (20,063)            (15,580)           (127,274)
        Payments for security deposits                                          (7,522)             (1,250)            (12,486)
        Purchases of investments                                                     -                   -             (20,000)
        Sales of investments                                                         -                   -              28,530
                                        Net cash used in investing
                                                activities                     (36,284)            (17,363)           (170,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from loan from shareholder                                     26,000                   -              26,000
        Repayment of loan from shareholder                                     (26,000)                  -             (26,000)
        Repayment of capital lease obligations                                 (15,577)               (300)            (31,702)
        Net proceeds from issuance of stock                                    813,623               1,203           1,822,809
        Proceeds from issuance of debentures                                   139,990                   -             139,990
                                        Net cash provided by financing
                                                activities                     938,036                 903           1,931,097

NET CHANGE IN CASH                                                              (1,015)              6,917               6,932

CASH, BEGINNING OF PERIOD                                                        1,030                  15                   -

CASH, END OF PERIOD                                                      $          15      $        6,932      $        6,932

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                Financing of property and equipment
                        with capital lease                               $      21,216      $            -      $       42,540
                Issuance of stock in exchange for notes
                        receivable                                       $     624,951      $            -      $      656,251
                Issuance of stock in exchange for
                        notes payable                                    $     114,990      $            -      $      114,990
                Stock issued as a reduction of the liability for
                        stock to be issued                               $           -      $    1,208,096           1,208,096
                Stock issued in lieu of pre-paid financing               $           -      $      140,250      $      140,250

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
                Interest paid                                            $       6,612      $            -      $        6,612

The accompanying notes are an integral part of these consolidated financial statements.


                    DataMEG Corp. and Subsidiaries
                   (A Development Stage Enterprise)

              Note to Consolidated Financial Statements


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

        On September 13, 2001 the Company created CAS Communications, Inc. ("CAS Comm"), a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company continues to own the intellectual property but the CAS Comm received an exclusive license. CAS Comm issued 6,666,666 shares to a minority owner and 20,000,000 shares to the Company, which represent 75% ownership of CAS Comm with the minority owner owning the remaining 25%, which is reflected in the accompanying consolidated balance sheet as minority interest in consolidated subsidiary. The Company intends to distribute on a pro-rata basis the 20,000,000 shares to Company shareholders in 2002.

        On December 11, 2001 the Company created DataMEG Acquisition Corp. 1 ("DAC 1"), Inc., a wholly-owned subsidiary to be used to facilitate the merger of an acquisition which will be finalized in 2002.

        The Company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements present the consolidation of the financial statements of DataMEG Corp., its wholly-owned subsidiary, DataMEG Corporation, its majority-owned subsidiary, CAS Comm and its wholly-owned subsidiary, DAC 1. Material inter-company transactions and balances have been eliminated in the consolidation.

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

INTANGIBLE ASSETS - Intangible assets consisted of costs incurred related to a pending patent as of December 31, 2000 and 2001. Patent costs are amortized over seventeen years using the straight-line method. For the years ending December 31, 2000 and 2001, no amortization expense related to patents was recorded since the patent is still pending. The company does not believe that there exists an impairment to this asset.

ADVERTISING - Advertising costs are charged to operations as incurred. For the year ending December 31, 2000, amounts charged to operations were $2,000 and there were no advertising costs for the year ending December 31, 2001.

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

SEGMENT INFORMATION - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for years ending December 31, 2000 and 2001.

DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The FASB has recently issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of FASB Statement No. 133." The Statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management's adoption of this standard did not have a material effect on the Company's financial position or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS:

BUSINESS COMBINATIONS - In June 2001, the FASB issued SFAS No. 141, "Business Combinations." It supersedes preexisting accounting and reporting standards for business combinations. It requires that all business combinations defined within the scope of the Statement be accounted for using only the purchase method as opposed to the pooling-of-interest method, a previously approved alternative for accounting and reporting business combinations. These provisions of this Statement apply to all business combinations initiated after June 30, 2001 or for which the acquisition is July 1, 2001 or later. Management has not concluded an acquisition since July 1, 2001, however these provisions would apply to any future acquisitions.

GOODWILL AND OTHER INTANGIBLE ASSETS - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." It supersedes preexisting accounting and reporting standards for intangible assets. It requires that intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) that have indefinite useful lives should no longer be amortized on an annual basis but instead be annually evaluated for impairment. It also removes the constraint of an arbitrary ceiling of 40 years for the amortization of intangible assets with finite lives. Required disclosures include information about goodwill and intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Management has not acquired goodwill or intangible assets after June 30, 2001 and intends to implement this Statement on January 1, 2002.

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

C. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

                                     2000         2001
                                   -------      -------
Equipment                          $77,468      $52,008
Furniture                            3,481        1,640
Computer software                      512            -
                                   -------      -------
                                    81,461       53,648

Less: accumulated depreciation     (30,337)     (40,417)
                                   -------      -------
Property and equipment, net        $51,124      $13,231
                                   =======      =======

        Depreciation expense totaled $21,338 and $24,041 for the years ended December 31, 2000 and 2001, respectively.

D. CONVERTIBLE SUBORDINATED DEBENTURES

        In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures may be converted to common stock at a price of $2.50 per share at any time prior to maturity. During November and December 2000, approximately $115,000 of the convertible subordinated debentures were converted resulting in the issuance of 38,000 shares of restricted common stock and stock to be issued in the amount of $20,000 as of December 31, 2000. The remaining convertible subordinated debentures total $25,000 at December 31, 2000 and December 31, 2001. Interest accrued related to the unconverted subordinated debentures was $1,262 at December 31, 2000 and was $10,255 at December 31, 2001. The Company is in default related to payments of interest and principal at December 31, 2001.

E. DUE TO STOCKHOLDERS

        As of December 31, 2000, there were no amounts due to stockholders. As of December 31, 2001, the Company was indebted to officers and stockholders in the amount of $21,616 for expenses incurred on behalf of the Company.

F. LIABILITY FOR STOCK TO BE ISSUED

        The Company entered into various transactions whereby the Company was required at December 31, 2000, to issue 501,942 shares of common stock. The value of the shares of stock was based upon purchase price of shares purchased or the market value of the shares at the date of commitment for a total liability at December 31, 2000 of $1,208,905. In 2001, the Company entered into two transactions whereby the Company is required at December 31, 2001 to issue 8,085 shares of common stock. The value of the shares of stock is based upon purchase price of shares purchased or the market value of the shares at the date of commitment for a total liability at December 31, 2001 of $809.

G. PROMISSORY NOTE

        On October 29, 2001, the Company signed a Confessed Judgment Promissory Note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the Promissory Note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a Notice of Default relating to the Promissory Note.

H. COMMON STOCK SUBSCRIPTIONS RECEIVABLE

        As of December 31, common stock subscriptions receivable consisted of the following:


                                                                           2000         2001
                                                                        --------      -------
        Receivable from ten stockholders for amounts related to
options granted November 7, 2000.  The amounts due from each
stockholder range from amounts $50 to $900.                                2,254           56

        Receivable from a shareholder and an officer for payment of employee stock options exercised on August 18, 2000 and issued on
August 18 and October 30, 2000.                                          347,014            -

        Receivable from a shareholder and an employee for payment of employee stock options exercised on August 18, 2000 and issued on
October 30, 2000.                                                        187,490            -

        Receivable from a shareholder and an employee for payment of employee stock options exercised on August 18, 2000 and issued on
August 18 and October 30, 2000.                                          119,493            -
                                                                        --------      -------

        Total                                                         $  656,251    $      56
                                                                        ========      =======

I. INCOME TAXES

The benefit for income taxes for the years ended December 31 are as follows:


                                                        2000                2001
                                                   ------------         ------------
Current                                         $             -        $           -
Deferred                                                      -                    -
                                                   ------------         ------------
Total benefit for income taxes                  $             -        $           -
                                                   ============         ============

        A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows for 2000 and 2001:

                                                        2000                  2001
                                                   ------------         ------------
Computed at the expected statutory rate         $    (2,306,000)       $    (931,000)
State income tax - net of Federal
        tax benefit                                    (407,000)            (164,000)
Less: meals and entertainment                             2,600                  600
Less: key man life insurance premiums                     9,400               (3,600)
Less: valuation allowance change                      2,701,000            1,098,000
                                                   ------------         ------------
Total benefit for income taxes                  $             -        $           -
                                                   ============         ============

Deferred tax assets and liabilities at December 31, 2000 and 2001 were as follows:

                                                        2000                  2001
                                                   ------------         ------------
        Deferred tax assets:
          Net operating loss carryforwards      $       208,000        $      99,000
          Start-up costs                              2,903,000            4,104,000
          Depreciation and amortization                   5,000               11,000
            Gross deferred tax assets                 3,116,000            4,214,000

            Valuation allowance                      (3,116,000)          (4,214,000)
                                                   ------------         ------------
        Net deferred tax assets                 $             -        $           -
                                                   ============         ============

        The net increase in the valuation allowance for the years ended December 31, 2000 and 2001 was $2,701,000 and $1,098,000,
respectively. The Company has available at December 31, 2001 approximately $249,000 of unused operating loss carryforwards that may be applied against future taxable income that expire in 2019 through 2021.

J. RESEARCH AND DEVELOPMENT COSTS

        Total research and development cost were approximately
$494,000 and $612,000 for the years ending December 31, 2000 and 2001, respectively.

K. RELATED PARTY TRANSACTIONS

        As of December 31, 2000, the Company had notes receivable and other receivables from several stockholders and employees related to issuances of the Company's stock (see Note H).

        The Company also had amounts due from officers and stockholders and several amounts payable to various officers and stockholders (see Note E).

        In 2000, a member of the Director's immediate family was hired on a temporary basis to assist with administrative duties. Total compensation paid to this individual was $6,240.

        During 2001 and 2002, the President, Andrew Benson, assumed personal liability and pledged personal assets as part of several financing agreements (see Note Q).

        During the third and fourth quarters of 2001, an officer and a key employee elected to waive compensation due to them under employee contracts.

L. CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash account with a commercial bank located in Virginia. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 2000 and 2001, the Company had no uninsured cash balances.

M. COMMITMENTS AND CONTINGENCIES

Commitments

        As of December 31, 2001, the Company had committed to issue options to purchase approximately 513,000 shares of common stock at prices ranging from $0.24 to $3.46 per share for persons who had performed services for the Company.

        During 2000, the Company entered into an agreement with a consultant to provide certain services related to the possible sale of the Company. Pursuant to the agreement, the Company issued 680,000 shares of common stock as compensation for services rendered through December 31, 2000. Pursuant to the agreement, if a sale of the Company were completed, the Company would be obligated to pay the consultant total compensation of up to 10% of the gross consideration received in a sale.

        During October 2001, the Company entered into an agreement with a consultant to provide certain operations management services to the Company. This agreement guarantees monthly compensation in the amount of $16,667 for twelve months from October 1, 2001 and grants 300,000 stock options at a strike price of $0.24. Of the 300,000 stock options, 100,000 of these options vested on October 1, 2001, 100,000 options vest on January 1, 2002 and the remaining 100,000 options vest on February 1, 2002. If the consultant accepts an offer of employment from the Company, all then outstanding options will vest upon signing of an employment agreement.

Lease commitments

        In January 2000, the Company entered into a lease agreement for office space in Washington, DC. Terms of the lease agreement require base monthly rental payments of $3,101. The lease expires in December 2002.

        In September 2001, the Company entered into a lease agreement for office space in Charlotte, North Carolina. Terms of the lease agreement required base monthly rental payments of $1,100. The lease was amended in February 2002 decreasing the monthly rental payment to $825 for the duration of the lease. The lease expires in August 2002.

        The Company also leases communications equipment totaling $10,838 held under capital lease agreements expiring in January through July 2001 in which the Company is under default. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization expense.

        The minimum lease payments due under the terms of non-cancelable operating and capital leases which have initial or remaining terms in excess of one year as of December 31, 2001 are as follows:

                                                Capital    Operating
        For the years ending December 31st,     Leases     Lease
        -----------------------------------    ---------   ---------
                        2002                   $  10,838   $  44,088
                                               =========   =========

        Total rent expense for all operating leases was $33,729 and $41,280 for the years ending December 31, 2000 and 2001, respectively.

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

        On September 13, 2001 the Company signed a settlement agreement with an effective date of October 11, 2001, with a plaintiff whereby both the Company and the plaintiff would settle any litigation and create, CAS Comm, a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company will continue to own the intellectual property but CAS Comm received an exclusive license. The Company owns 75% of the CAS Comm and the plaintiff owns the remaining 25%. As partial consideration, the plaintiff received warrants to purchase 2,000,000 of the Company's shares at an exercise price of $1.13 per share. Proceeds from the exercise of these granted warrants will flow into the Company over time in an effort to address its working capital requirements. As of the grant date, management estimates the amount of any liabilities, which may be associated with the warrants granted as part of the settlement agreement, are immaterial.

N. STOCK INCENTIVE PLAN

        In July 2000, the Company adopted a stock incentive plan. The maximum number of shares which may be awarded under the plan is 3,000,000. Any person deemed eligible by the Stock Incentive Committee may receive shares or options under the plan; option awards may be in the form of an incentive option or a non-qualified stock option. Stock options issued under the plan vest over several years, unless accelerated by the Stock Incentive Committee.

        In August and December, 2000 and May and October, 2001, the Company granted options to purchase approximately 525,000 shares of common stock at prices ranging from $.24 to $5.00 per share for consultants who had performed services for the Company. At December 31, 2001, approximately 12,000 options to purchase shares of common stock expired resulting in a decrease of $1,981 in stock options and an increase in paid in capital of $1,981. The fair value of the stock options granted to non-employees has been recorded as an expense in the Consolidated Statements of Operations and as Stock Options in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2000 and 2001 in the amount of $152,341 and $19,530, respectively. All the options are unexercised and unexercised options expire August 2002, and December 2002.

        A summary of option activity, for both employees, investors and consultants, for the two years ended December 31, is as follows:

                                                         Price Per Share
                                                         ---------------
                                 Number of            Range          Weighted
                                   Shares                            Average
                                 ---------       ---------------     --------
Outstanding, January 1, 2000             -               -            $     -
            Options granted        954,422       $  0.10 - $5.00      $  2.22
            Options exercised     (745,230)      $  0.10 - $3.30      $  2.13
            Options expired      (       -)              -                  -
                                 ---------       ---------------     --------
Outstanding, January 01, 2001      209,192       $  0.10 - $5.00      $  2.55
            Options granted        320,000       $  0.24 - $2.25      $  0.38
            Options exercised    (       -)              -                  -
            Options expired      (  11,390)      $  3.00 - $5.00      $  3.36
                                 ---------       ---------------     --------
Outstanding, December 31, 2001     517,802       $   .24 - $3.46      $  1.95
                                 =========       ===============     ========

        At December 31, 2001 the weighted average remaining life of outstanding stock options was approximately 11 months.

        The Company accounts for the fair value of its options granted to employees in accordance with APB 25. Accordingly, no compensation expense has been recognized for the options granted to employees, since the options were granted at an option price per share not less than the fair market value, as determined by the Board of Directors, at the date of grant.

        Had compensation expense been determined based on the fair value of the options at the grant dates consistent with the method of accounting under SFAS 123, the Corporation's net loss and net loss per share would have been increased to the proforma amounts indicated below:

                                2000            2001
Net loss
        As reported        $(6,783,550)     $(2,736,877)
        Proforma           $(6,880,702)     $(2,736,877)

Net loss per common share
        Basic and diluted
        As reported              $(.21)           $(.08)
        Proforma                 $(.22)           $(.08)

        The weighted average Black-Scholes value of options granted to employees during 2000 was $.22 per share. No options were granted to employees in 2001. The fair value of each option is estimated on the date of the grant using a type of Black-Scholes option-pricing model with the following assumptions used for grants during the year ended December 31, 2000: dividend yield of 0%, volatility of 2.739, terms varied based on the negotiated term of the options agreement, and risk-free interest rates varied based on the Treasury bond yield with a term comparable to the length of the term listed in the options agreement.

O. NET LOSS PER COMMON SHARE

        As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                           For the year         For the year          Cumulative from
                        ended December 31,    ended December 31,         inception
                              2000                  2001            (January 13,1999) to
                           (audited)             (audited)            December 31, 2001
                                                                        (unaudited)

Net loss
(numerator)               $ (6,783,550)         $ (2,736,877)          $ (10,567,355)

Weighted
average Share
(denominator)               31,827,392            33,245,571              32,183,717

Basic and diluted
net loss per share        $      (0.21)         $      (0.08)          $       (0.33)


        As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options granted as of December 31, 2000 and 2001 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

P. OPERATING LOSSES

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan, as outlined in its business plan. In addition, the Company used substantial amounts of working capital in funding these costs. At December 31, 2001, current liabilities exceed current assets by $1,097,071. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability achieve its business objectives and the success of its future operations.

Q. SUBSEQUENT EVENTS

        The Company executed a merger agreement with North Electric Company, Inc ("NECI"). in Raleigh, North Carolina on December 10, 2001 and the terms of the agreement required the Company to issue 15,000,000 shares of restricted common stock to NECI shareholders and pay $400,000 to NECI's majority shareholder. Furthermore, under the merger agreement, the merger would become effective on the first date on which: (a) a Registration Statement is effective and (b) the Company had raised a pre-determined amount of funding and (c) the Company continued to fund NECI operations at a fixed monthly amount. On March 3, 2002 the Company and NECI signed an amendment to the merger agreement, which effectively waived all of the above noted conditions to the final merger and the 15,000,000 shares are expected to be issued in April 2002.

        On December 21, 2001 the Company announced the securing of an investment agreement to purchase the Company's common stock. Pursuant to the investment agreement, the Company may, at their discretion, periodically issue and sell up to 5,000,000 shares of common stock for a total purchase price not to exceed $2.5 million. The Purchase Price shall be equal to 90% of the average of the three (3) lowest closing bid prices of the Company's Common Stock during the specified period. Certain conditions may significantly limit the capital that can be raised under this investment agreement. The effectiveness of the sale of the shares under the investment agreement is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission, which was filed in January 2002. In consideration of this agreement, the Company issued to the investor 500,000 shares of common stock on December 21, 2001, the value of which, has been recorded as pre-paid financing costs in the equity section of the balance sheet.

        Furthermore, on December 18, 2001 the Company entered into a short-term loan agreement with the same investor involved in the investment agreement discussed above, in an amount equal to $120,000. The proceeds of this short-term loan agreement were received in January 2002. Principal and interest on the loan are due April 15, 2002. Among other things, the loan is secured by approximately 3.7 million shares of the Company's stock owned and pledged by the Company's President, Andrew Benson. In consideration for this short-term loan agreement, the Company issued 1,000,000 shares of common stock on December 21, 2001, the value of which, has been recorded as pre-paid financing costs in the equity section of the balance sheet.

        On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock for the sum of eighty percent (80%) of the net re-sale proceeds of the stock. Based on this agreement, the Company issued 5,000,000 shares of common stock to the investor on February 14, 2002 and the investor advanced $192,500 to the Company as partial payment toward the stock on February 16, 2002. In the event that 80% of the net re-sale proceeds of the stock is below the amount previously advanced, the Company will be required to repay the
difference.   On March 6, 2002, certain terms related to the re-sale
of the stock were amended including requiring the Company's President, Andrew Benson to accept personal liability for all the obligations of the Company under the stock sale agreement.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        There were no changes in or disagreements with accountants on accounting and financial disclosures in 2001.

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

        During the past five years, no Director, executive officer, nominee, or significant employee has been convicted in a criminal proceeding or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding, has been or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, federal or state securities laws or finding any violation with respect to such laws.

NORTH ELECTRIC COMPANY, INC.

        REX HESTER, CHAIRMAN & CEO, NORTH ELECTRIC COMPANY, INC.
Mr. Hester has over 30 years experience in product management, sales and marketing, consulting, and business and strategic planning. After twenty-one years of service with ITT in various senior management capacities, Mr. Hester left the company and co-founded Protocol Technologies, Inc (PTI) to design, develop, and market a product family called MGTS (Message Generator / Traffic Simulator). MGTS was a very successful product offering for SS7 network performance test, equipment test and acceptance. PTI was sold to Tekelec, Inc (TKLC:
Nasdaq) in 1988 and the MGTS technology became the core of both Tekelec's Eagle STP product family and the foundation for several of Tekelec's protocol performance test and monitor products. Since the sale of PTI, Mr. Hester has consulted in the area of Mergers and Acquisitions for several large telecommunications companies. Mr. Hester also has a patent application involving next generation communication networks

        DAN FERENCE, PRESIDENT & COO, NORTH ELECTRIC COMPANY, INC.
Mr. Ference has over 27-years experience in the communications industry with various voice and data products and technologies including almost 20-years managing R & D programs. From May 1994 to June 2001, Mr. Ference was Vice President of Fujitsu Network Communications' Raleigh, NC Development Center, where he was responsible for overall
Development Center Operations and the Network Management and related Network Element development programs. Prior to this, his career included serving at: Bell Laboratories in various design and management capacities; ITT Network Systems as Technical Director responsible for all transmission and switching development; CIT - Alcatel, as Vice President of Engineering Planning & Services responsible for all systems engineering and advanced technology activities associated with their advanced digital switch product and Nortel, Inc. as Assistant Vice President of Switching Development responsible for various aspects of their DMS Digital Switch Development. Mr. Ference holds a BS degree from Penn State University and an MS degree from Ohio State University both in Electrical Engineering.

ITEM 11.  EXECUTIVE AND SIGNIFICANT PAST AND CURRENT EMPLOYEE COMPENSATION

                                SUMMARY COMPENSATION TABLE
                                --------------------------
                                                                       Long-term
                                                                      Compensation
                                                                --------------------------       -------
                                                                         Awards                  Payouts
---------       ----    ---------     -----      ------         --------------------------       -------         ---------
Name and        Year    Salary In     Bonus      Other          Restricted      Securities       LTIP            All Other
Principal               Cash and      ($)        Annual         Underlying       Options/        Payouts          Compen-
Position                Stock                    Compen-          Stock           SARS           ($)              sation
                        ($)                      sation          Awards          (#)(1)                            ($)
                                                 ($)                ($)
---------       ----    ---------     -----      ------         --------------------------       -------         ---------

Andrew          1999      280,500         0           0                0                0              0                0
Benson,
President       2000      432,000         0           0                0          187,500              0                0
& Sole
Director        2001      237,865         0           0                0                0              0                0
---------       ----    ---------     -----      ------         --------------------------       -------         ---------

Reggie          1999      240,500         0           0                0                0              0                0
Phillips
(2)             2000      432,000         0           0                0          187,500              0                0

                2001      180,727         0           0                0                0              0                0
---------       ----    ---------     -----      ------         --------------------------       -------         ---------

John            1999       53,063         0           0                0                0              0                0
Cairns
                2000      120,000         0           0                0          187,500              0                0

                2001      159,274         0           0                0                0              0                0
---------       ----    ---------     -----      ------         --------------------------       -------         ---------



        - All options were used to acquire unrestricted stock in salary in cash and unrestricted stock and no options remained outstanding at December 31. 2000. The options do not represent any additional compensation beyond that which is disclosed in the column "Salary In Cash and Unrestricted Stock."

        -       Mr. Phillips resigned from DataMEG Corporation on
                March 31, 2001. He is still a significant shareholder.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 2001, by:

         (i) each person who is known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock;

        (ii) the Company's President  and Chief Executive Officer
             ("CEO");

       (iii) each director and director  nominee; and

        (iv) all directors, director nominees and executive officers of the Company as a group. The Company is not aware of any beneficial owner of more than 5% of the outstanding Common Stock other than as set forth in the following table. Unless otherwise indicated, the address of each named beneficial owner is c/o DataMeg Corporation, 10800 Sikes Place, Suite 300, Charlotte, NC 28277.

 NAME AND ADDRESS                NUMBER OF SHARES      PERCENT OF CLASS
OF BENEFICIAL OWNER             BENEFICIALLY OWNED       OUTSTANDING
-----------------------         ------------------     ----------------
  Andrew Benson                       9,003,322                  22%
  Reggie L. Phillips                  7,060,509                  17%
  John P. Cairns                      3,857,657                   9%

All directors,  director
Nominees, key employees
And beneficial owners
as a group (3 persons)             ------------               ------
                                     19,921,488                  49%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As of December 31, 2001, the Company was indebted to an officers and a stockholder in the amount of $21,616 for expenses incurred on behalf of the Company.

        As of December 31, 2001 the Company had a notes receivables from one stockholders related to issuances of the Company's stock in the amount of $56. As of December 31, 2001, there were no amounts due from the Director, Director nominee or significant current or past employees.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Reports filed on Form 8-K

a) Exhibits

EXHIBIT INDEX

EXHIBIT NO.   CONTENT

     10.1     Merger Agreement - Subsequent event reported on 8-K Filed
              March 22, 2002

     10.2 Amendment to Merger Agreement - Subsequent event reported on 8-K Filed March 22, 2002

     23.2     Consent Of Independent Auditors

     99.01 News Release: October 10, 2001 - DataMEG Corp. Signs Letter of Intent to Acquire Raleigh-Based, North
              Electric Company

     99.02    News Release: December 10, 2001 - North Electric
              Company, Inc. Announce Completion of Merger Agreement, Offer of $2.5M Capitalization Funding

     99.03 News Release: December 21, 2001 - DataMEG Corp. Secures Financing Commitment

     99.04 News Release: December 21, 2001 - DataMEG Corp. Releases Overview Of North Electric Company, Inc. Business Focus

     99.05    News Release: March 04, 2002 - (Subsequent Event) -
              DataMEG Corp. Completes Merger with North Electric
              Company, Inc.

     99.06    News Release: March 18, 2002 - (Subsequent Event) -
              DataMEG Corp. Announces Plan to Distribute Its CAS
              Communications, Inc. Ownership to DTMG Shareholders

     99.07    News Release: March 20, 2002 - (Subsequent Event) -
              DataMEG Corp. Forms New Management Team

     99.08    News Release: March 21, 2002 - (Subsequent Event) -
              DataMEG Corp. Announces Collaborative Licensing
              Agreement Between Data Connection and Its Wholly Owned Subsidiary, North Electric Company, Inc.

(b) Reports on Form 8-K.

There were two reports on Form 8-K filed during the fiscal year 2001 and one 8-K filed on March 22, 2002 as a subsequent event.

1) 8-K Filed

        Date Filed: February 13, 2001

        Item 8. Change in Fiscal Year.

        The Company adopted the fiscal year of DTMG-VA, ending
        December 31, as its own fiscal year end.

2) 8-K Filed:

        Date Filed: Sept27, 2001

        Item 5. Other Events

        The company announced that as of September 20, 2001, it has moved its operations to Charlotte, North Carolina. The new address and phone number is as follows: 10800 Sikes Place, Suite 300 , Charlotte, NC 28277 (704)849-7690

3) 8-K Filed - Subsequent Event

        Date Filed: March 22, 2002

        Item 2. Acquisition or Disposition of Assets

        On March 3, 2002 the Registrant entered into an amendment to a Merger Agreement to merge North Electric Company, Inc. (NEC) into the Registrant's wholly owned subsidiary, DataMEG
        Acquisition Corp. 1, a North Carolina corporation.



SIGNATURE

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DATAMEG CORP.


        Date: April 15, 2001       By: /s/ Andrew Benson
                                           ----------------------------
                                           Andrew Benson
                                           President and Sole Director
                                           (principal executive officer)