Form 10QSB
period 2002-03-31
DATAMEG CORP
filed 2002-05-20
CIK 716749

===============================================================================

              QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                    TO THE 1934 ACT REPORTING REQUIREMENTS

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2002

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________.

===============================================================================

                       Commission File Number: 0-12493


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

===============================================================================

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock par value $0.01 per share with 48,529,861 shares outstanding at March 31, 2002 and 70,957,331 shares outstanding at May 13, 2002.


                                DATAMEG CORP.

                                    INDEX

                                                                           Page
Part I.          FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS - NOT REVIEWED ..........................F-1 - F-3

        CONSOLIDATED BALANCE SHEETS - December 31, 2001 (audited)
        and March 31,2002(unaudited)........................................F-1

        CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months Ended March 31, 2001 (unaudited) and
        For the Three Months Ended March 31, 2002 (unaudited) and
        Cumulative From Inception (January 13, 1999)
        to March 31, 2002 (unaudited).......................................F-2

        CONSOLIDATED STATEMENTS OF CASH FLOWS -
        For the Three Months Ended March 31, 2001 (unaudited) and
        For the Three Months Ended March 31, 2002 (unaudited) and
        Cumulative From Inception (January 13, 1999)
          To March 31, 2002 (unaudited).....................................F-3

NOTES TO FINANCIAL STATEMENTS.........................................F-4 - F-8

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

Item 4. Submission of Matters to a Vote of Security Holders..................17

Item 5. Other Information....................................................17

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K......18

SIGNATURES...................................................................14


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NOTE: THE FINANCIAL STATEMENTS BELOW HAVE NOT BEEN REVIEWED BY THE PUBLIC
      ACCOUNTING FIRM RETAINED BY OUR COMPANY.


                         DataMEG Corp. and Subsidiary
                       (A Development Stage Enterprise)
                       Consolidated Financial Statements
              For the Three Months Ended March 31, 2001 and 2002
                                (unaudited)


CONTENTS                                                                PAGE

Consolidated Financial Statements:

Balance sheets..........................................................F-1

Statements of operations................................................F-2

Statements of cash flows................................................F-3

Notes to Financial Statements.....................................F-4 - F-8




                        DataMEG Corp. and Subsidiaries
                       (A Development Stage Enterprise)

                      Consolidated Financial Statements
                          For the Three Months Ended
                           March 31, 2001 and 2002


CONTENTS                                                        PAGE



CONSOLIDATED FINANCIAL STATEMENTS:

Balance sheets                                                 F-1

Statements of operations                                       F-2

Statements of cash flows                                       F-3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-4-7



                        DataMEG Corp. and Subsidiaries
                       (A Development Stage Enterprise)
                         Consolidated Balance Sheets

                                                                            December 31,           March 31,
                                                                               2001                  2002
                                                                             (audited)            (unaudited)
                                                                             ----------            ----------
ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                       $         6,932         $       2,641
                        Total current assets                                      6,932                 2,641
                                                                             ----------            ----------
PROPERTY AND EQUIPMENT, net                                                      13,231                 8,889

OTHER ASSETS:
        Intangible assets                                                       127,274               127,274
        Deposits                                                                 12,486                12,486
                                                                             ----------            ----------
                        Total other assets                                      139,760               139,760
                                                                             ----------            ----------
                                                                        $       159,923         $     151,290
                                                                             ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
        Capital lease obligation                                        $        10,838         $       8,302
        Accounts payable and accrued expenses                                   478,167               501,112
        Due to stockholders and officers                                         21,616                19,250
        Short-term note payable                                                       -               125,326
        Convertible subordinated debentures                                      25,000                25,000
                                                                             ----------            ----------
                        Total current liabilities                               535,621               678,990

LONG TERM LIABILITIES:
        Promissory Note                                                         568,382               568,382
        Liability for stock to be issued                                            809                   809
                                                                             ----------            ----------
                        Total long term liabilities                             569,191               569,191

                        Total liabilities                                     1,104,812             1,248,181

COMMITMENTS AND CONTINGENCIES                                                         -                     -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                        667                   667

STOCKHOLDERS'  EQUITY (DEFICIT):
        Preferred stock, $.01 par value, 5,000,000 shares
                authorized, none issued or outstanding                                -                     -
        Common stock, $.01 par value; 75,000,000 shares
                authorized; 40,639,821  and 48,569,821
                shares issued and outstanding at December
                31, 2001 and March 31, 2002, respectively                       406,398               485,698
        Common stock subscriptions receivable                                       (56)                 (56)
        Additional paid-in capital                                            9,185,817             9,432,879
        Stock options                                                           169,890               169,890
        Deferred financing costs                                               (140,250)             (46,750)
        Accumulated deficit                                                 (10,567,355)         (11,139,219)
                                                                             ----------           -----------
                        Total stockholders' equity (deficit)                   (945,556)          (1,097,558)
                                                                             ----------            ----------
                                                                        $       159,923         $     151,290
                                                                             ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.



                        DataMEG Corp. and Subsidiaries
                       (A Development State Enterprise)
                    Consolidated Statements of Operations


                                                             For the Three          For the Three          Cumulative
                                                             Months Ended           Months Ended           from inception
                                                             March 31,              March 31,            (January 13, 1999)
                                                             2001                   2002                 to March 31, 2002
                                                             (unaudited)            (unaudited)            (unaudited)


REVENUE                                                    $            -        $          -           $            -

COST OF REVENUES                                                        -                   -                        -
                                                              -----------         -----------              -----------
        Gross Profit                                                    -                   -                        -

OPERATING EXPENSES
        General and administrative                                964,163             275,878                9,481,688
        Research and development                                  125,220             264,694                1,539,774
                                                              -----------         -----------              -----------
                Total operating expenses                        1,089,383             540,572               11,021,462
                                                              -----------         -----------              -----------
        Loss from operations                                   (1,089,383)           (540,572)             (11,021,462)

OTHER INCOME (EXPENSES):
        Interest income                                               194                  11                      221
        Interest expense                                           (1,062)            (31,303)                 (51,500)
        Loss on acquisition fee                                         -                   -                  (73,950)
        Loss on disposal of property & equipment                        -                   -                   (1,058)
        Realized gains on sale of securities                            -                   -                    8,530
                                                              -----------         -----------              -----------
                Total other income (expenses)                        (868)            (31,292)                (117,757)
                                                              -----------         -----------              -----------
NET LOSS BEFORE BENEFIT FOR
        INCOME TAXES                                           (1,090,251)           (571,864)             (11,139,219)

        Benefit for income taxes                                        -                   -                        -
                                                              -----------         -----------              -----------
NET LOSS                                                   $   (1,090,251)       $   (571,864)          $  (11,139,219)
                                                              ===========         ===========              ===========
Net loss per common share
        (basic and diluted)                                $        (0.03)       $      (0.01)          $        (0.28)
                                                              ===========         ===========              ===========
Weighted average number of common
        shares outstanding                                     35,646,342          39,873,774               39,577,691
                                                              ===========         ===========              ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        DataMEG Corp.and Subsidiaries
                       (A Development Stage Enterprise)
                    Consolidated Statements of Cash Flows

                                                                                                                       Cummulative
                                                                           For the three        For the three         from inception
                                                                           months ended         months ended           (January 13,
                                                                             March 31,            March 31,              1999) to
                                                                               2001                2002               March 31, 2002
                                                                           (unaudited)          (unaudited)            (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                        $  (1,090,251)           $ (571,864)         $  (11,139,219)
        Adjustments to reconcile net loss to net
                cash provided by (used in) operating activities:
                Depreciation                                                    6,673                 4,342                  58,720
                Stock issued, or to be issued, in lieu of
                        cash for professional services                        237,593               133,862               6,081,569
                Stock issued to officers for reimbursement
                        of corporate expenses or compensation                 653,998                     -               1,491,781
                Stock options issued in lieu of cash for
                        professional services                                       -                     -                 169,890
                Property and equipment given in lieu of cash
                        for professional services                                   -                     -                  15,475
                Realized gains on sales of investments                              -                     -                  (8,530)
                Loss on acquisition fee                                             -                     -                  73,950
                Loss on disposal of property and equipment                          -                     -                   1,058
                Stock issued in lieu of financing costs                             -                93,500                  93,500
                Changes in assets and liabilities
                        affecting operations:
                                Accounts receivable                              (150)                    -                       -
                                Accounts payable and accrued
                                        expenses                               77,888                22,945                 501,112
                                Capital lease obligations                           -                (2,236)                 (2,236)
                                Promissory note                                     -                 5,326                 573,708
                                Due to stockholders and officers              128,547                (2,366)                 19,250
                                                                           ----------             ---------               ---------
                                        Net cash provided by
                                        (used in) operating
                                         activities                            14,298              (316,491)             (2,069,972)
                                                                           ----------             ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                         -                     -                 (39,454)
        Payments for intangible assets                                        (11,953)                    -                (127,274)
        Payments for security deposits                                              -                     -                 (12,486)
        Purchases of investments                                                    -                     -                 (20,000)
        Sales of investments                                                        -                     -                  28,530
                                                                           ----------             ---------               ---------
                                        Net cash used in
                                        investing
                                         activities                           (11,953)                    -                (170,684)
                                                                           ----------             ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from loan from shareholder                                         -                     -                  26,000
        Repayment of loan from shareholder                                          -                     -                 (26,000)
        Proceeds from short-term loan                                               -               120,000                 120,000
        Repayment of capital lease obligations                                      -                  (300)                (32,002)
        Net proceeds from issuance of stock                                     1,203               192,500               2,015,309
        Proceeds from issuance of debentures                                        -                     -                 139,990
                                                                           ----------             ---------               ---------
                                        Net cash provided by
                                        financing
                                         activities                             1,203               312,200               2,243,297
                                                                           ----------             ---------               ---------
NET CHANGE IN CASH                                                              3,548                (4,291)                  2,641

CASH, BEGINNING OF PERIOD                                                          15                 6,932                       -
                                                                           ----------             ---------               ---------
CASH, END OF PERIOD                                                       $     3,563            $    2,641          $        2,641
                                                                           ==========             =========               =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
                Financing of property and equipment
                        with capital lease                                $    -                 $        -          $       42,540
                                                                           ==========             =========               =========
                Issuance of stock in exchange for notes
                        receivable                                        $    -                 $        -          $      656,251
                                                                           ==========             =========               =========
                Issuance of stock in exchange for notes payable           $    -                 $        -          $      114,990
                                                                           ==========             =========               =========
                Stock issued as a reduction of the liability for
                        stock to be issued                                $ 1,208,096            $        -          $    1,208,096
                                                                           ==========             =========               =========
                Stock issued in lieu of pre-paid financing                $    -                 $        -          $       46,750
                                                                           ==========             =========               =========

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
                Interest paid                                             $    -                 $        -          $        6,612
                                                                           ==========             =========               =========

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

On December 11, 2001 the Company created DataMEG Acquisition Corp. 1 ("DAC 1"), Inc., a wholly-owned subsidiary to be used to facilitate the merger of the acquisition of North Electric Company, Inc. ("NECI") which was finalized in April 2002.

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

INTANGIBLE ASSETS - Intangible assets consisted of costs incurred related to a pending patent as of March 31, 2001 and 2002. Patent costs are amortized over seventeen years using the straight-line method. For the three months ending March 31, 2001 and 2002, no amortization expense related to patents was recorded since the patent is still pending.

ADVERTISING - Advertising costs are charged to operations as incurred. For the three months ending March 31, 2001 and 2002, there were no advertising costs charged to operations.

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

CAPITAL STRUCTURE - SFAS No. 129, "Disclosure of Information about Capital Structure", requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company's outstanding stock is completely comprised of voting common stock. There are no other rights or privileges to disclose.

COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Entities that do not have items of other comprehensive income in any period presented are not required to report comprehensive income, accordingly the Company has not made any such disclosure in the statements presented herein.

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

GOODWILL AND OTHER INTANGIBLE ASSETS - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." It supersedes preexisting accounting and reporting standards for intangible assets. It requires that intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) that have indefinite useful lives should no longer be amortized on an annual basis but instead be annually evaluated for impairment. It also removes the constraint of an arbitrary ceiling of 40 years for the amortization of intangible assets with finite lives. Required disclosures include information about goodwill and intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement are to be reported as
resulting from a change in accounting principle.    Management has not
acquired goodwill or intangible assets after June 30, 2001. Management's adoption of this standard did not have a material effect on the Company's financial position or results of operations.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." It supersedes and amends preexisting accounting and reporting standards for the impairment or disposal of long-lived assets. This statement resolves implementation issues related to the impairment loss recognized by removing goodwill from its scope, gives additional guidance in measuring that loss, and establishes a "primary-asset" approach to determine the unit of accounting for a long-lived asset to be held and used. It also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff, be considered held and used until disposed of. Furthermore, the statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The effective date of SFAS No. 144 is for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years and the provisions are generally to be applied prospectively. Management believes that the adoption of this standard did not have a material effect on the Company's financial position or results of operations.

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

C.      CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures may be converted to common stock at a price of $2.50 per share at any time prior to maturity. During November and December 2000, approximately $115,000 of the convertible subordinated debentures were converted resulting in the issuance of 38,000 shares of restricted common stock and stock to be issued in the amount of $20,000 as of December 31, 2000. The remaining convertible subordinated debentures total $25,000 at March 31, 2001 and March 31, 2002. Interest accrued related to the unconverted subordinated debentures was $2,205 at March 31, 2001 and was $11,005 at March 31, 2002. The Company is in default related to payments of interest and principal at March 31, 2002.

D.      DUE TO STOCKHOLDERS

As of March 31, 2001, there were no amounts due to stockholders. As of March 31, 2002, the Company was indebted to officers and stockholders in the amount of $19,250 for expenses incurred on behalf of the Company.

E.      PROMISSORY NOTE

On October 29, 2001, the Company signed a Confessed Judgment Promissory Note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the Promissory Note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a Notice of Default relating to the Promissory Note and as of January 1, 2002 the outstanding balance began to accrue interest at a rate of 18%.

F.      COMMITMENTS AND CONTINGENCIES

COMMITMENTS

As of March 31, 2002, the Company had committed to issue options to purchase approximately 313,000 shares of common stock at prices ranging from $0.24 to $3.46 per share for persons who had performed services for the Company.

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

During October 2001, the Company entered into an agreement with a consultant to provide certain operations management services to the Company. This agreement guarantees monthly compensation in the amount of $16,667 for twelve months from October 1, 2001 and grants 300,000 stock options at a strike price of $0.24. Of the 300,000 stock options, 100,000 of these options vested on October 1, 2001, 100,000 options vest on January 1, 2002 and the remaining 100,000 options vest on February 1, 2002. If the consultant accepts an offer of employment from the Company, all then outstanding options will vest upon signing of an employment agreement. In 2002, The consultant waived his rights to consulting fees for the three months ended March 31, 2002.

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

On September 13, 2001 the Company signed a settlement agreement with an effective date of October 11, 2001, with Quantam Advanced Technologies, Inc. ("QAT") whereby both the Company and QAT would settle any litigation and create, CAS Comm, a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company will continue to own the intellectual property but CAS Comm received an exclusive license. The Company owns 75% of CAS Comm and QAT owns the remaining 25%. As partial consideration, QAT received warrants to purchase 2,000,000 of the Company's shares at an exercise price of $1.13 per share. Proceeds from the exercise of these granted warrants, if exercised, will flow into the Company over time in an effort to address its working capital requirements. As of the grant date, management estimates the amount of any liabilities, which may be associated with the warrants granted as part of the settlement agreement, are immaterial.

G.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                              Cumulative from
                         For the three      For the three         inception
                             months             months             (January
                             ended              ended            13,1999) to
                           March 31,          March 31,           March 31,
                              2001               2002                2002
                          (unaudited)        (unaudited)         (unaudited)

Net loss
(numerator)             $( 1,090,251)      $ (    571,864)      $(10,159,963)
Weighted average          ==========          ===========         ==========
 Shares (denominator)     35,646,342           39,873,774         39,577,691
Basic and diluted
 net loss per share     $      (0.08)      $        (0.01)      $      (0.28)
                          ==========          ===========         ==========


As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options granted as of March 31, 2001 and 2002 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

H.      OPERATING LOSSES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan, as outlined in its business plan. In addition, the Company used substantial amounts of working capital in funding these costs. At March 31, 2002, current liabilities exceed current assets by $676,349. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability achieve its business objectives and the success of its future operations.

I.      SUBSEQUENT EVENTS

The Company executed a merger agreement with North Electric Company, Inc ("NECI"). in Raleigh, North Carolina on December 10, 2001 and the terms of the agreement required the Company to issue 15,000,000 shares of restricted common stock to NECI shareholders and pay $400,000 to NECI's majority shareholder. Furthermore, under the merger agreement, the merger would become effective on the first date on which: (a) a Registration Statement is effective and (b) the Company had raised a pre-determined amount of funding and (c) the Company continued to fund NECI operations at a fixed monthly amount. On March 3, 2002 the Company and NECI signed an amendment to the merger agreement, which effectively waived all of the above noted conditions to the final merger and the 15,000,000 shares were issued and articles of merger in the state of North Carolina were filed in May 2002.

On December 21, 2001 the Company announced the securing of an investment agreement to purchase the Company's common stock. Pursuant to the investment agreement, the Company may, at their discretion, periodically issue and sell up to 5,000,000 shares of common stock for a total purchase price not to exceed $2.5 million. The Purchase Price shall be equal to 90% of the average of the three (3) lowest closing bid prices of the Company's Common Stock during the specified period. Certain conditions may significantly limit the capital that can be raised under this investment agreement. The effectiveness of the sale of the shares under the investment agreement is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission, which was filed in January 2002. In consideration of this agreement, the Company issued to the investor 500,000 shares of common stock on December 21, 2001, the value of which, has been recorded as pre-paid financing costs in the equity section of the balance sheet. As of March 31, 2002, the Company has been unable to access this investment agreement due to the decrease in share price subsequent to the effectiveness of the agreement.

Furthermore, on December 18, 2001 the Company entered into a short-term loan agreement with the same investor involved in the investment agreement discussed above, in an amount equal to $120,000. The proceeds of this short-term loan agreement were received in January 2002. Principal and interest on the loan were due April 15, 2002. The Company is under default according to the original agreement but is currently negotiating an extension of the due date with the investor. Among other things, the loan is secured by approximately 3.7 million shares of the Company's stock owned and pledged by the Company's President, Andrew Benson. In consideration for this short-term loan agreement, the Company issued 1,000,000 shares of common stock on December 21, 2001, the value of which, has been recorded as financing costs in the income statement.

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock for the sum of eighty percent (80%) of the net re-sale proceeds of the stock. Based on this agreement, the Company issued 5,000,000 shares of common stock to the investor on February 14, 2002 and the investor advanced $192,500 to the Company as partial payment toward the stock on February 16, 2002. In the event that 80% of the net re-sale proceeds of the stock is below the amount previously advanced, the Company will be required to repay the difference. On March 6, 2002, certain terms related to the re-sale of the stock were amended including requiring the Company's President, Andrew Benson to accept personal liability for all the obligations of the Company under the stock sale agreement. On May 10, 2002, the projected re-sale proceeds of the stock were below the amount previously advanced however a projected liability has not been established due to on going negotiations with the investor which are anticipated to have a significant impact on the valuation of such a liability.

On April 18, 2002, the Company's subsidiary, CASCom, entered into an agreement with a consultant to find a qualified company willing to construct a prototype implementing the CAS technology and secure financing for this project. As compensation for these efforts, the consultant was given options to purchase 20% of the existing equity of CASCom at $.02 per share, the current fair value. The options would vest upon the attainment of certain performance benchmarks.

On May 13, 2002, the investor filed a lawsuit against the Company related to this transaction and a court order mediation has been stipulated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN INFORMATION IN THIS QUARTERLY REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR THE PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE ECONOMIC CONDITIONS OR PERFORMANCE AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, "FORWARD-LOOKING STATEMENTS" CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY", "WILL", "BELIEVES", "PLANS", "ANTICIPATES", "ESTIMATES", "POTENTIAL", OR "CONTINUE", OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS "FORWARD-LOOKING STATEMENTS" ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS "FORWARD-LOOKING STATEMENTS" WILL PROVE TO BE CORRECT, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S "FORWARD-LOOKING STATEMENTS." THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY OTHER "FORWARD-LOOKING STATEMENTS", ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED BELOW.

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

As of March 31, 2002, the Company had issued options to purchase approximately 313,000 shares of common stock at prices ranging from $1.73 to $5.00 per share for persons who had performed services for the Company.

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

From DataMEG Corp.'s inception in January 1999 through March 31, 2002, operating activities consisted primarily of research and development, product design, and development and testing of the CAS technology and , more recently, with the acquisition of North Electric Company, Inc., the integration of this operating entity for deployment of its first product prototype release scheduled for mid-2002. During this period, DataMEG Corp. has focused on developing this technology using its internal resources, primarily, its Senior Technology employee and other external product development-engineering firms. Since inception, DataMEG Corp. has incurred operating losses, and as of March 31, 2002, had an accumulated deficit of $11.1 million. DataMEG Corp. has not realized any operating revenue nor has it achieved profitability on a quarterly or annual basis. While DataMEG Corp. is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.

QUARTER AND THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO QUARTER AND THREE MONTHS ENDED MARCH 31,2001

The Company continued its policy through the first quarter of 2002 of conserving capital by rigorously controlling general and administrative expenses,directing both financial and human resources towards validating, both technically and commercially, the CAS technology and the integration and funding of North Electric Company, Inc.,for deployment of its first product prototype release scheduled for mid-2002. . Management also pursued efforts on stabilizing its financial condition through efforts to access both private and public sources of funding. Of note, management and a certain consultant elected to waive all most all of the Company's salary and fee obligations for the full quarter ending March 2002. These efforts are reflected in the quarterly results and further discussion in the Current Developments section that follows.

Revenues for the three months ended and year to date March 31,2002 were $0
(zero) as well as for the corresponding periods in the prior year.

Cost of Revenues for the three months ended and year to date March 31,2002 were $0 (zero) as well as for the corresponding periods in the prior year.

Net loss for the three months ended March 31,2002 was approximately $572,000 compared to a net loss of approximately $1,100,000 for the three months ended March 31, 2001. The decrease in the net loss was primarily attributable to decreases in expenses relating to consulting fees of $14,000, compensation of $377,000, legal fees of $24,000 promotion fees of $28,000, security fees of $203,000 and travel of $271,000, and increases in expenses related to financing fees of $121,000, interest expense of $30,000 and R&D of $259.000 and increases in general and administrative expenses of $11,000. Expenses, and therefore the net loss, for the three months ended March 31, 2002 were concentrated in the areas of R&D, financing fees, and professional fees (accounting, legal, investor relations).

Research and development expenses were approximately $265,000 for the three months ended March 31, 2002 compared to approximately $125,000 for the for the same period ended in the prior year. The increase in expenses was primarily due to increased costs associated with non- recurring engineering costs incurred in 2002. Research and development cost in 2002 were for prototype expenses for the design and development and third party evaluation of the CAS technology and new projects in conjunction with the North Electric Company, Inc. Research and development is essential to DataMEG Corp.'s future success and it expects that the amounts for research and development expenses will remain constant in future periods.

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

In 2001, the Company entered into agreements with several vendors to provide contract accounting services, temporary operations management services and corporate legal services. The Company agreed to issue the vendors unrestricted shares of stock in lieu of cash compensation and for reimbursed expenses. The Company issued 500,000 shares in the period January through March of 2002 and recorded a charge to the Statement of Operations for consulting fees, legal fees and accounting fees in the amount of $93,000 for the three months ended March 31, 2002. It is anticipated that there will be additional fees related to accounting, operations management and corporate legal services in the future.

In 2001, the Company entered into agreements with several technical consultants to provide assistance with the research and development of the CAS technology and other new projects. The company agreed to issue the vendors unrestricted shares of stock in lieu of cash compensation.

The Company issued 2,430,000 shares and recorded a charge to the Statement of Operations for R&D in the amount of $265,000 for the three months ended March 31, 2002. It is anticipated that there will be additional fees related to research and development in the future.

Compensation paid and accrued to an officer and other employees was approximately $31,000 for the three months ended March 31, 2002 compared to $408,000 for the same period in the prior year. An officer and an employee elected to waive almost all compensation per their employment agreements for the first quarter of 2002. As of March 31, 2002, the Company was indebted to officers and stockholders in the amount of $19,250 for expenses incurred on behalf of the Company. As of March 31, 2002, no officer, employees or stockholders were indebted to the Company.

General and administrative expenses were approximately $276,000 for the three months ended March 31, 2002 compared to approximately $964,000 for the same period in the prior year. The decrease in expenses reflects the decrease of costs related to compensation, security expenses, travel, legal fees and promostion expense, and other various expenses as previously noted.

Cash used in operating activities for the three months ended March 31,2002 was approximately $316,000. Cash used in investing activities was approximately zero for the three months ended March 31, 2002. Cash provided by financing activities was approximately $312,000 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

DataMEG Corp. continued to finance its operations in the first quarter of 2002 primarily through issuance of capital stock in lieu of compensation to vendors and corporate borrowings. The Company has been successful to date with cash infusions from capital stock sales and other debt obligations. DataMEG Corp.'s ongoing ability to access capital may or may not diminish depending on market conditions. DataMEG Corp. believes that the current cash, cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. In addition, the Company's recent trading range of its stock makes it increasingly difficult for it to attract new investors willing to amke direct equity or loans to the Company. Management will continue to prioritize the securing of financing that optimizes both the Company and shareholder interests.

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

        Furthermore, on December 18, 2001 the Company entered into a short-term loan agreement with the same investor involved in the investment agreement discussed above, in an amount equal to $120,000. The proceeds of this short-term loan agreement were received in January 2002. Principal and interest on the loan are due April 15, 2002. Among other things, the loan is secured by approximately 3.7 million shares of the Company's stock owned and pledged by the Company's President, Andrew Benson. In consideration for this short- term loan agreement, the Company issued 1,000,000 shares of common stock on December 21, 2001, the value of which, has been recorded as pre-paid financing costs in the equity section of the balance sheet.

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

CURRENT DEVELOPMENTS

        On September 13, 2001 the Company signed an agreement with an effective date of October 11, 2001 with Quantum Advanced Technologies, Inc.
(QAT) whereby both the Company and QAT settled any litigation between the two companies and created a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. DataMEG Corp. owns the intellectual property but the new entity, CAS Communications Inc. ("CAS Comm"), received exclusive license to provide for the commercialization of the CAS technology. DataMEG Corp. owns 75% of CASC, which will later be distributed to DataMEG Corp.'s shareholders on a pro-rata basis and QAT owns the remaining 25%. As partial consideration, QAT has received options to purchase 2,000,000 of the Company's shares at an exercise price equal to the closing bid price on the day prior the term sheet's execution ($1.13/share). The proceeds from the exercise of these granted options will flow into the Company over a three-year vesting period.

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

As of May 18, 2002, the number of shares issued and outstanding is 70,000,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FACTORS THAT MAY EFFECT FUTURE RESULTS

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

        Any failure of DataMEG Corp to generate revenues would prevent it from achieving and/or maintaining profitability. DataMEG Corp has incurred losses since inception and expects to continue to incur losses in the future. As of March 31, 2002, DataMEG Corp had an accumulated deficit of $11.1 million. DataMEG Corp has not achieved profitability on a quarterly or annual basis, and DataMEG Corp anticipates that it will continue to incur net losses.

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

Part II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On October 29, 2001, the Company signed a Promissory Note with the law firm Hunton & Williams due December 31, 2001 acknowledging monies owed Hunton & Williams amounting to $568,382. On January 7, 2002 the Company received a Notice of Default relating to the Promissory Note.

       On May 13, 2002, the Company became party to a lawsuit relating to payment due as a result of a stock sale agreement that the Company entered into on February 13, 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K

Reports filed on Form 8-K: NO REPORTS ISSUED THIS QUARTER.

EXHIBIT INDEX

EXHIBIT NO.   CONTENT

     10.1     Merger Agreement - reported on 8-K Filed March 22, 2002.

     10.2     Amendment to Merger Agreement - reported on 8-K Filed March 22,
              2002.

     99.05 News Release: March 04, 2002 - DataMEG Corp. Completes Merger with North Electric Company, Inc.

     99.06 News Release: March 18, 2002 - DataMEG Corp. Announces Plan to Distribute Its CAS Communications, Inc. Ownership to DTMG Shareholders.

     99.07    News Release: March 20, 2002 - DataMEG Corp. Forms New
              Management Team.

     99.08 News Release: March 21, 2002 - DataMEG Corp. Announces Collaborative Licensing Agreement Between Data Connection and Its Wholly Owned Subsidiary, North Electric Company, Inc.

(b) Reports on Form 8-K.

There was one report on Form 8-K filed during this quarter ended March 31, 2002.

1) 8-K Filed

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

                                               DATAMEG CORP.


        Date: May 20, 2002             By: /s/ Andrew Benson
                                               -------------
                                               Andrew Benson
                                               President and Sole Director
                                              (principal executive officer)