Form 10QSB
period 2002-06-30
DATAMEG CORP
filed 2002-08-16
CIK 716749

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                June 30, 2002

                       Commission file number 0-12493

                                 DATAMEG CORP.

            (Exact Name of Registrant As Specified In Its Charter)

             NEW YORK                                     13-3134389

  (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                      Identification No.)


1000 St. Albans Drive, Suite 210, Raleigh, NC              27609-7348

      (Address of Principal Office)                         Zip Code

                                (919) 341-6000
            (Registrant's Telephone Number, Including Area Code)

       Former Address : 10800 Sikes Place, Suite 300, Charlotte, NC 28277 Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

Common stock par value $0.01 per share with 73,157,831 shares outstanding at June 30, 2002.

================================================================================


                                  DATAMEG CORP.

                                      INDEX


Page
Part I.          FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS - NOT REVIEWED ..........................F-1 - F-3

        CONSOLIDATED BALANCE SHEETS - December 31, 2001 (audited)
        and June 30,2002(unaudited).........................................F-1

        CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months Ended June 30, 2001 (unaudited) and
        For the Three Months Ended June 3o, 2002 (unaudited) and
        Cumulative From Inception (January 13, 1999)
        to June 30, 2002 (unaudited)........................................F-2

        CONSOLIDATED STATEMENTS OF CASH FLOWS -
        For the Three Months Ended June 30, 2001 (unaudited) and
        For the Three Months Ended June 30, 2002 (unaudited) and
        Cumulative From Inception (January 13, 1999)
          To June 30, 2002 (unaudited)......................................F-3

NOTES TO FINANCIAL STATEMENTS.........................................F-4 - F-8

Item 2. Managements Discussion and Analysis of Financial Condition
        And Results of Operations.............................................2

Item 3. Quantitative and Qualitative Disclosures About Market Risk............7

Part II.        OTHER INFORMATION

Item 1. Legal Proceedings.....................................................8

Item 2. Changes in Securities and Use of Proceeds.............................9

Item 3. Defaults Upon Senior Securities.......................................9

Item 4. Submission of Matters to a Vote of Security Holders...................9

Item 5. Other Information.....................................................9

Item 6. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......9

SIGNATURES...................................................................10



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NOTE: THE FINANCIAL STATEMENTS BELOW HAVE NOT BEEN REVIEWED BY THE PUBLIC
      ACCOUNTING FIRM RETAINED BY OUR COMPANY.


                         DataMEG Corp. and Subsidiary
                       (A Development Stage Enterprise)
                       Consolidated Financial Statements
              For the Three Months Ended June 30, 2001 and 2002
                                (unaudited)


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

Balance Sheets..........................................................F-1

Statements Of Operations................................................F-2

Statements Of Cash Flows................................................F-3

Notes to Financial Statements.....................................F-4 - F-8

                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets


                                                    December 31,      June 30,
                                                        2002            2002
                                                     (audited)      (unaudited)

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                         $     6,932     $     4,768
   Total current assets                                  6,932           4,768

PROPERTY AND EQUIPMENT, net                             13,231           9,705

OTHER ASSETS:
 Due from shareholders                                       -          18,457
 Goodwill, net                                               -         530,746
 Software License                                            -         125,000
 Patents                                               127,274         127,274
 Deposits                                               12,486          19,986
   Total other assets                                  139,760         821,463

                                                   $   159,923     $   835,936


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Capital lease obligation                          $    10,838     $     8,302
 Accounts payable and accrued expenses                 478,167         965,778
 Due to stockholders and officers                       21,616          50,000
 Short-term note payable                                     -         130,711
 Convertible subordinated debentures                    25,000          25,000
   Total current liabilities                           535,621       1,179,791

LONG TERM LIABILITIES:
 Promissory Note                                       568,382         568,382
 Liability for stock to be issued                          809             809
   Total long term liabilities                         569,191         569,191

   Total liabilities                                 1,104,812       1,748,982

COMMITMENTS AND CONTINGENCIES                                -               -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY               667             667

STOCKHOLDERS'  EQUITY (DEFICIT):
 Preferred stock, $.01 par value, 5,000,000
  shares authorized, 4,000,000 shares issued
  and outstanding at June 30, 2002                           -          40,000
 Common stock, $.01 par value; 75,000,000
  shares authorized; 40,639,821 and
  70,569,821 shares issued and outstanding
  at December 31, 2001 and June 30, 2002,
  respectively                                         406,398         705,698
 Common stock subscriptions receivable                     (56)            (56)
 Additional paid-in capital                          9,185,817       9,692,324
 Stock options                                         169,890         169,890
 Deferred financing costs                             (140,250)        (46,750)
 Accumulated deficit                               (10,567,355)    (11,474,819)
   Total stockholders' equity (deficit)               (945,556)       (913,713)

                                                   $   159,923     $   835,936

The accompanying notes are an integral part of these consolidated financial statements.

                         DataMEG Corp. and Subsidiaries
                        (A Development State Enterprise)
                     Consolidated Statements of Operations


                             For the Three    For the Three    For the Six     For the Six       Cumulative
                              Months Ended    Months Ended     Months Ended    Months Ended     from inception
                               June 30,        June 30,         June 30,        June 30,      (January 13, 1999)
                                 2001            2002             2001            2002          June 30, 2002
                              (unaudited)     (unaudited)      (unaudited)     (unaudited)       (unaudited)
                             -----------       ---------        -----------     ----------      ------------
REVENUE

COST OF REVENUES
 Gross Profit

OPERATING EXPENSES
 General and administ        $   473,522    $    225,148     $    1,437,685    $   501,027    $    9,706,837
 Research and develop             60,425          77,267            185,645        341,960         1,617,040
  Total operating exp            533,947         302,415          1,623,330        842,987        11,323,877

 Loss from operations           (533,947)       (302,415)        (1,623,330       (842,987)      (11,323,877)

OTHER INCOME (EXPENSES):
 Interest income                       7               -                201             11               221
 Interest expense                   (758)        (33,185)            (1,820)       (64,488)          (84,685)
 Loss on acquisition                   -               -                  -              -           (73,950)
 Loss on disposal of
  property & equipment                 -               -                  -              -            (1,058)
 Realized gains on sale
  of securities                        -               -                  -              -             8,530
                               ---------       ---------         ----------      ---------       -----------
  Total other income                (751)        (33,185)            (1,619)       (64,477)         (150,942)
                               ---------       ---------         ----------      ---------       -----------
NET LOSS BEFORE BENEFIT
 FOR INCOME TAXES               (534,698)       (335,600)        (1,624,949)      (907,464)     (11,474,819)

 Benefit for income taxes              -               -                  -              -                 -
                               ---------       ---------         ----------      ---------       -----------

NET LOSS                        (534,698)       (335,600)      $  (1,624,94)    $  (907,464)    $(11,474,819)
                               =========       =========         ==========      =========       ===========
Net loss per common share
 (basic and diluted)           $   (0.01)     $    (0.01)       $     (0.05)    $    (0.02)     $      (0.33)
                               =========       =========         ==========      =========       ===========
Weighted average number
 of common shares
 outstanding                  35,799,052      50,965,441         31,578,506     45,299,321        39,125,027
                              ==========     ===========         ==========    ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.


                         DataMEG Corp.and Subsidiaries
                        (A Development Stage Enterprise)
                     Consolidated Statements of Cash Flows


                                                                                          Cummulative
                                                            For the six   For the six    from inception
                                                            months ended  months ended    (January 13,
                                                              June 30,     June 30,         1999) to
                                                                2001         2002         June 30, 2002
                                                            (unaudited)   (unaudited)      (unaudited)
                                                            -----------   ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                $ (1,624,948)     (907,464)    $ (11,474,819)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                               14,540        18,757            73,134
    Stock issued, or to be issued, in lieu of
       cash for professional services                          816,569       275,808         6,223,515
    Stock issued to officers for reimbursement
       of corporate expenses or compensation                   693,778             -         1,491,781
    Stock options issued in lieu of cash for
       professional services                                         -             -           169,890
    Property and equipment given in lieu of cash
       for professional services                                11,617             -            15,475
    Realized gains on sales of investments                           -             -            (8,530)
    Loss on acquisition fee                                          -             -            73,950
    Loss on disposal of property and equipment                       -             -             1,058
    Stock issued in lieu of financing costs                          -        93,500            93,500
    Changes in assets and liabilities
      affecting operations:
        Prepaid expenses                                       (50,000)            -                 -
        Accounts payable and accrued
           expenses                                            132,904       230,176            708,343
        Capital lease obligations                                    -        (2,236)           (2,236)
        Promissory note                                              -        10,711            579,093
        Due to stockholders and officers                        17,014         1,384             23,001
           Net cash provided by (used in)                   ----------    ----------         ----------
             operating activities                               11,474      (279,364)        (2,032,845)
                                                            ----------    ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                -             -           (39,454)
  Payments for intangible assets                               (11,953)      (75,000)         (202,274)
  Payments for security deposits                                     -             -           (12,486)
  Purchases of investments                                           -             -           (20,000)
  Sales of investments                                               -             -            28,530
     Net cash used in investing
       activities                                              (11,953)      (75,000)         (245,684)
                                                            ----------    ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan from shareholder                                -             -            26,000
  Repayment of loan from shareholder                                 -             -           (26,000)
  Proceeds from short-term loan                                      -       120,000           120,000
  Repayment of capital lease obligations                             -          (300)          (32,002)
  Net proceeds from issuance of stock                            1,203       232,500         2,055,309
  Proceeds from issuance of debentures                               -             -           139,990
     Net cash provided by financing                         ----------    ----------        ----------
       activities                                                1,203       352,200         2,283,297
                                                            ----------    ----------        ----------
NET CHANGE IN CASH                                                 724        (2,164)            4,768

CASH, BEGINNING OF PERIOD                                           15         6,932                 -
                                                            ----------    ----------        ----------
CASH, END OF PERIOD                                                739         4,768      $      4,768
                                                            ==========    ==========        ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

     Financing of property and equipment
       with capital lease                                 $          -             -      $     42,540
                                                            ==========    ==========        ==========
     Issuance of stock in exchange for notes
       receivable                                         $          -             -      $    656,251
                                                            ==========    ==========        ==========
     Issuance of stock in exchange for notes
       payable                                            $          -             -      $    114,990
                                                            ==========    ==========        ==========
     Stock issued as a reduction of the
       liability for stock to be issued                   $  1,208,096             -      $  1,208,096
                                                            ==========    ==========        ==========

     Stock issued in lieu of pre-paid financing           $          -             -      $     46,750
                                                            ==========    ==========        ==========
     Stock issued in exchange for pre-paid
       compensation                                       $     55,657             -      $          -
                                                            ==========    ==========        ==========

     Stock issued in exchange for acquisition             $          -       337,500      $    337,500
                                                            ==========    ==========        ==========
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:

     Interest paid                                        $          -             -      $      6,612
                                                            ==========    ==========        ==========


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

   On September 13, 2001 the Company created CAS Communications, Inc. ("CASCO"), a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS
   technology.    The  Company  continues  to  own  the   intellectual
   property but the CASCO received an exclusive license. CASCO issued 6,666,666 shares to a minority owner and 20,000,000 shares to the Company, which represent 75% ownership of CASCO with the minority owner owning the remaining 25%, which is reflected in the accompanying consolidated balance sheet as minority interest in consolidated subsidiary. The Company intends to distribute on a pro-rata basis the 20,000,000 shares to Company shareholders in 2002.

   The Company executed a merger agreement with North Electric Company, Inc ("NECI"). in Raleigh, North Carolina on December 10, 2001 and the terms of the agreement required the Company to issue 15,000,000 shares of restricted common stock to NECI shareholders and pay $400,000 to NECI's majority shareholder. Furthermore, under the merger agreement, the merger would become effective on the first date on which: (a) a Registration Statement is effective and (b) the Company had raised a pre-determined amount of funding and (c) the Company continued to fund NECI operations at a fixed monthly amount. On March 3, 2002 the Company and NECI signed an amendment to the merger agreement, which effectively waived all of the above noted conditions to the final merger and the 15,000,000 shares were issued and articles of merger in the state of North Carolina were filed in April 2002. The surviving entity was DAC1 which has subsequently changed its name to NECI.

   The Company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of consolidation - The accompanying consolidated financial statements present the consolidation of the financial statements of DataMEG Corp., its wholly-owned subsidiary, DataMEG Corporation, its majority-owned subsidiary, CAS Comm and its wholly-owned subsidiary, NECI, formerly known as DAC1. Material inter-company transactions and balances have been eliminated in the consolidation.

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

   Intangible assets - Intangible assets consisted of costs incurred related to a pending patent as of June 30, 2001 and also included costs related to goodwill related to the DAC1 and NECI merger in
   April 2002 and software licensing rights as of June 30, 2002. Patent costs are amortized over seventeen years using the straight-line method. For the three months ending June 30, 2001 and 2002, no amortization expense related to patents was recorded since the patent is still pending. For the three months ending June 30, 2002 no amortization expense related to software licensing rights was recorded since the rights have yet to be perfected. For the three months ending June 30, 2002, $10,076 in amortization expense was recorded related to goodwill.

   Advertising - Advertising costs are charged to operations as incurred. For the three months ending June 30, 2001 and 2002, there were no advertising costs charged to operations.

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

   Stock-based compensation - The Company follows guidance provided in SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the grant date. SFAS No. 123 permits companies to account for stock-based compensation based on provisions prescribed in SFAS No. 123 or based on the authoritative guidance in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company elected in the past to account for its stock based compensation in accordance with APB 25, which uses the intrinsic value method. There has been no stock issued to employees since April 2001 and all such future transactions, if any, will be accounted for in accordance with SFAS No. 123. The Company accounts for all other issuances of equity instruments in accordance with SFAS No. 123.

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

   Capital Structure - SFAS No. 129, "Disclosure of Information about
   Capital   Structure", requires a summary   presentation   of  the
   pertinent rights and  privileges  of   the   various   securities
   outstanding. The Company's outstanding stock is comprised of 70,569,821 shares of voting common stock and 4,000,000 shares of non-voting convertible preferred stock. The outstanding preferred shares are held by one investor and shall be convertible into shares of common stock of the Company at a rate of one share of common stock for each share of preferred stock with 2,000,000 of the shares of preferred stock being convertible immediately and 2,000,000 of the shares being convertible upon meeting certain agreed-upon product development benchmarks. If those benchmarks are attained before June 2003, then the shares of preferred stock shall be convertible into shares of common stock at a rate of two shares of common stock for each share of preferred stock..

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

   Segment Information - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for three months ending June 30, 2001 and 2002.

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

   Business Combinations - In June 2001, the FASB issued SFAS No. 141, "Business Combinations." It supersedes preexisting accounting and reporting standards for business combinations. It requires that all business combinations defined within the scope of the Statement be accounted for using only the purchase method as opposed to the pooling-of-interest method, a previously approved alternative for accounting and reporting business combinations. These provisions of this Statement apply to all business combinations initiated after June 30, 2001 or for which the acquisition is July 1, 2001 or later. Management has adopted this standard and applied it to the DAC1 and NECI merger (See Note
   I).

   Goodwill and Other Intangible Assets - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." It supersedes preexisting accounting and reporting standards for intangible  assets.  It requires that intangible  assets  that  are acquired individually or with a group of other assets (but not those acquired in a business combination) that have indefinite useful lives should no longer be amortized on an annual basis but instead be annually evaluated for impairment. It also removes the constraint of an arbitrary ceiling of 40 years for the amortization of intangible assets with finite lives. Required disclosures include information about goodwill and intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Management implemented this Statement on January 1, 2002. As a result of the DAC1 and NECI merger on April 23, 2002, goodwill has been recognized and the above standards have been applied with no material effect on the Company's financial position or results of operations.

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

C. CONVERTIBLE SUBORDINATED DEBENTURES

   In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During November and December 2000, approximately $115,000 of the convertible subordinated debentures were converted resulting in the issuance of 38,000 shares of restricted common stock and stock to be issued in the amount of $20,000 as of December 31, 2000. The remaining convertible subordinated debentures total $25,000 at June 30, 2001 and June 30, 2002. Interest accrued related to the unconverted subordinated debentures was $2,142 at June 30, 2001 and was $11,763 at June 30, 2002. The Company is in default related to payments of interest and principal at June 30, 2002.

D. DUE TO STOCKHOLDERS

   As of June 30, 2001, the Company was indebted to officers and stockholders in the amount of $17,014. As of June 30, 2002, the Company was indebted to officers and stockholders in the amount of $31,543 for expenses incurred on behalf of the Company.

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

F. COMMITMENTS AND CONTINGENCIES
   Commitments
   As of June 30, 2002, the Company had committed to issue options to purchase approximately 1,203,130 shares of common stock at prices ranging from $0.05 to $3.46 per share for persons who had performed services for the Company.

   During October 2001, the Company entered into an agreement with a consultant to provide certain operations management services to the Company. This agreement guarantees monthly compensation in the amount of $16,667 for twelve months from October 1, 2001 and grants 300,000 stock options at a strike price of $0.24. Of the 300,000 stock options, 100,000 of these options vested on October 1, 2001, 100,000 options vest on January 1, 2002 and the remaining 100,000 options vest on February 1, 2002. If the consultant
   accepts  an  offer  of  employment  from  the  Company,  all   then
   outstanding options will vest upon signing of an employment agreement. In 2002, the consultant waived his rights to consulting fees for the six months ended June 30, 2002 and no longer providing services to the Company.

   In 1999, the Company entered into an agreement with a consultant for services rendered over the period October 1999 through June 2000. The agreement with the consultant may call for additional consideration totaling 4% of outstanding stock in warrants, contingent upon the consummation of the share exchange. The Company believes that no such additional compensation is due to the consultant under the terms of the agreement. No amount has been recorded related to the possible requirements to issue warrants.

   On September 13, 2001, the Company signed a settlement agreement with an effective date of October 11, 2001, with Quantum Advanced Technologies, Inc. ("QAT") whereby both the Company and QAT would settle any litigation and create, CAS Comm, a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company will continue to own the intellectual property but CAS Comm received an exclusive license. The Company owns 75% of CAS Comm and QAT owns the remaining 25%. As partial consideration, QAT received warrants to purchase 2,000,000 of the Company's shares at an exercise price of $1.13 per share. Proceeds from the exercise of these granted warrants, if exercised, will flow into the Company over time in an effort to address its working capital requirements. As of the grant date, management estimates the amount of any liabilities, which may be associated with the warrants granted as part of the settlement agreement, are immaterial.


G. NET LOSS PER COMMON SHARE

   As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:


                  For the       For the        For the       For the       Cumulative
                   three         three           six           six           from
                   months        months         months        Months       inception
                   ended         ended          ended         Ended        (January
                    June         June           June          June             13,
                      30,          30,            30,           30,           1999)
                     2001         2002          2001          2002          to June
                  (unaudited)  (unaudited)   (unaudited)   (unaudited)         30,
                                                                              2002
                                                                          (unaudited)
                    ----------    ----------    ---------    ---------    ------------
     Net loss
     (numerator)  $  (534,697)  $  (335,600) $(1,624,948) $ (907,464)    $ (10,159,963)
                   ==========     ==========   ===========  =========     ============
     Weighted
     average
     Shares
    (denominator)  35,779,052    50,965,441    31,578,506   45,299,321      35,125,027

     Basic and
     diluted
     net loss     $     (0.01)  $     (0.01) $      (0.05) $     (0.02)  $       (0.33)
     per share      ==========    ==========    =========      =======      ==========



   As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options granted as of June 30, 2001 and 2002 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

H. OPERATING LOSSES

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan, as outlined in its business plan. In addition, the Company used substantial amounts of working capital in funding these costs. At June 30, 2002, current liabilities exceed current assets by $1,175,023. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability achieve its business objectives and the success of its future operations.

I. PROFORMA STATEMENTS

   On April 23, 2002, the Company's subsidiary, DAC1 finalized a merger with NECI (See Note A and Note B) and the transaction was accounted for by the purchase method as required under SFAS 141. The following pro forma statements, as required under APB No. 16, reflect the potential impact of the merger if it had occurred on December 31, 2001.

                             DataMEG Corp.
                 Consolidated Pro Forma Balance Sheet
              Giving Effect to Issue of Common Stock for
         All the Common Stock of North Electric Company, Inc.
                       Under Purchase Accounting
                           December 31, 2001

                                                    Pro Forma
Assets                   Audited      Unaudited     Consolidated
                      Balance Sheet   Adjustments   Balance Sheet
                      -------------   -----------   -------------

Current Assets        $     6,932        90,668         97,600

Fixed Assets               13,231         3,307         16,538

Other Assets              140,427             -        140,427

Investment in
subsidiaries              337,500      (337,500)             -

Goodwill                        -       335,020        335,020

Total Assets          $   498,090       428,995        589,585
                        ==========    =========      ==========

Liabilities and
  Stockholder's
  Equity

Current Liabilities   $ 1,105,479        91,495      1,196,974

Minority Interest             667             -            667

Common Stock & APIC     9,959,299             -      9,959,299

Retained Earnings     (10,567,355)            -    (10,567,355)

Total Liabilities
and Stock Holder's
Equity                $   498,090                      589,585
                       ==========     =========     ==========



                             DataMEG Corp.
                 Consolidated Pro Forma Balance Sheet
              Giving Effect to Issue of Common Stock for
         All the Common Stock of North Electric Company, Inc.
                       Under Purchase Accounting
                            March 31, 2002

                                                    Pro Forma
Assets                   Audited      Unaudited     Consolidated
                      Balance Sheet   Adjustments   Balance Sheet
                      -------------   -----------   -------------

Current Assets        $     2,641        14,623         17,264

Fixed Assets, Net           8,889         5,155         14,044

Other Assets, Net         140,427        57,500        197,927

Investment in             337,500      (337,500)             -
subsidiaries

Goodwill, Net                   -       335,020        335,020

Total Assets         $    489,457                      564,255
                      ===========                   ==========

Liabilities and
      Stockholder's
Equity
Current Liabilities  $  1,248,848       242,250      1,491,098

Minority Interest             667             -            667

Common Stock & APIC    10,379,161             -     10,379,161

Retained Earnings     (10,567,355)            -    (10,567,355)

Net Loss                 (571,864)     (167,452)      (739,316)

Total Liabilities
and Stock Holder's
Equity               $    489,457                      564,255
                       -----------                  -----------



                             DataMEG Corp.
                 Consolidated Pro Forma Balance Sheet
              Giving Effect to Issue of Common Stock for
         All The Common Stock Of North Electric Company, Inc.
                       Under Purchase Accounting
                             June 30, 2002

                                                    Pro Forma
Assets                   Audited      Unaudited     Consolidated
                      Balance Sheet   Adjustments   Balance Sheet
                      -------------   -----------   -------------

Current Assets       $         26          4,742          4,768

Fixed Assets, Net           4,752          4,953          9,705

Other Assets, Net         140,427        150,290        290,717

Investment in
subsidiaries              337,500       (337,500)             -

Goodwill, Net                   -        335,020        335,020

Total Assets         $    482,705                       640,210
                       ==========                    ==========

             Liabilities and  Stockholder's Equity

Current Liabilities  $  1,326,591        432,291      1,758,882

Minority Interest             667                           667

Common Stock & APIC    10,521,107                    10,521,107

Preferred Stock &
APIC                       40,000                        40,000

Retained Earnings     (10,567,355)             -    (10,567,355)

Net Loss                 (838,305)      (274,786)    (1,113,091)

Total Liabilities
and Stock Holder's
Equity               $    482,705                       640,210
                       ==========                    ==========

J. SUBSEQUENT EVENTS


   On December 21, 2001 the Company announced the securing of an investment agreement to purchase the Company's common stock. Pursuant to the investment agreement, the Company may, at their discretion, periodically issue and sell up to 5,000,000 shares of common stock for a total purchase price not to exceed $2.5 million. The Purchase Price shall be equal to 90% of the average of the three (3) lowest closing bid prices of the Company's Common Stock during the specified period. Certain conditions may significantly limit the capital that can be raised under this investment agreement. The effectiveness of the sale of the shares under the investment agreement is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission, which was filed in January 2002. In consideration of this agreement, the Company issued to the investor 500,000 shares of common stock on December 21, 2001, the value of which, has been recorded as pre-paid financing costs in the equity section of the balance sheet. As of June 30, 2002, the Company has been unable to access this investment agreement due to the decrease in share price subsequent to the effectiveness of the agreement.

   Furthermore, on December 18, 2001 the Company entered into a short-term loan agreement with the same investor involved in the investment agreement discussed above, in an amount equal to $120,000. The proceeds of this short-term loan agreement were received in January 2002. Principal and interest on the loan were due April 15, 2002. The Company is under default according to the original agreement but is currently negotiating an extension of the due date with the investor. Among other things, the loan is secured by approximately 3.7 million shares of the Company's stock owned and pledged by the Company's President, Andrew Benson. In consideration for this short-term loan agreement, the Company issued 1,000,000 shares of common stock on December 21, 2001, the value of which has been recorded as financing costs in the income statement. On May 17, 2002, the investor filed suit against the Company and the Company's President, Andrew Benson for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principle and the interest has been recorded in the balance sheet of the Company however a projected liability has not been established related to potential legal fees and damages owed due to on going negotiations with the investor which are anticipated to have a significant impact on the valuation of such a liability.

   On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock for the sum of eighty percent
   (80%) of the net re-sale proceeds of the stock. Based on this agreement, the Company issued 5,000,000 shares of common stock to the investor on February 14, 2002 and the investor advanced $192,500 to the Company as partial payment toward the stock on February 16, 2002. In the event that 80% of the net re-sale proceeds of the stock is below the amount previously advanced, the Company will be required to repay the difference. On March 6, 2002, certain terms related to the re-sale of the stock were amended including requiring the Company's President, Andrew Benson to accept personal liability for all the obligations of the Company under the stock sale agreement. As of May 10, 2002, the projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002 for the return of an undetermined balance of the advance. This case has been remanded to a court ordered mediator, however a projected liability has not been established due to on going negotiations with the investor which are anticipated to have a significant impact on the valuation of such a liability.

   On April 18, 2002, the Company's subsidiary, CASCO, entered into an agreement with a consultant to find a qualified company willing to construct a prototype implementing the CAS technology and secure financing for this project. As compensation for these efforts, the consultant was given options to purchase 20% of the existing equity of CASCO at $.02 per share, the current fair value. The options would vest upon the attainment of certain performance benchmarks. On July 31, as a result of the signing of an agreement between CASCO and an engineering firm to build a prototype, 50% of the options granted are vested and unexercised.

   On July 31, 2002, the Company's subsidiary, CASCO, entered into an agreement with an engineering firm to assist in the development, manufacture, testing and evaluation of the CAS prototype. The cost to secure this assistance is based on the documented costs plus a 50% premium that are associated with the project. The projected cost of the project is $15,000 for a total estimated cost of the project of $22,500 which is payable in either cash or a comparable value in equity in CASCO.

   On August 6, 2002 the Company entered into a financing Agreement with an investor. The Agreement allows for a bridge loan to be made to the Company using shares of DTMG Common Stock (restricted) as collateral. The Company has agreed to file a Registration Statement effectively registering the collateralized shares. At the time of the Effective Date of the Registration Statement filing, the investor will purchase the collateralized shares of Common Stock, at a prices associated with the bid price of DTMG. The financing agreement commits a minimum of $ 240,000 to Datameg Corp. over the 8 weeks following the Effective Date of the Registration Statement.

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

On September 13, 2001 the Company created CAS Communications, Inc. ("CASCO"), a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company continues to own the intellectual property but the CASCO received an exclusive license. CASCO issued 6,666,666 shares to a minority owner and 20,000,000 shares to the Company, which represent 75% ownership of CASCO with the minority owner owning the remaining 25%, which is reflected in the accompanying consolidated balance sheet as minority interest in consolidated subsidiary. The Company intends to distribute on a pro-rata basis the 20,000,000 shares to Company shareholders in 2002.

The Company executed a merger agreement with North Electric Company, Inc ("NECI"). in Raleigh, North Carolina on December 10, 2001 and the terms of the agreement required the Company to issue 15,000,000 shares of restricted common stock to NECI shareholders and pay $400,000 to NECI's majority shareholder. Furthermore, under the merger agreement, the merger would become effective on the first date on which: (a) a Registration Statement is effective and (b) the Company had raised a pre-determined amount of funding and (c) the Company continued to fund NECI operations at a fixed monthly amount. On March 3, 2002 the Company and NECI signed an amendment to the merger agreement, which effectively waived all of the above noted conditions to the final merger and the 15,000,000 shares were issued and articles of merger in the state of North Carolina were filed in April 2002. The surviving entity was DAC1 which has subsequently changed its name to NECI.

The company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

As of June 30, 2002, the Company had committed to issue options to purchase approximately 1,203,130 shares of common stock at prices ranging from $0.05 to $3.46 per share for persons who had performed services for the Company.

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

During October 2001, the Company entered into an agreement with a consultant to provide certain operations management services to the Company. This agreement guarantees monthly compensation in the amount of $16,667 for twelve months from October 1, 2001 and grants 300,000 stock options at a strike price of $0.24. Of the 300,000 stock options, 100,000 of these options vested on October 1, 2001, 100,000 options vest on January 1, 2002 and the remaining 100,000 options vest on February 1, 2002. If the consultant accepts an offer of employment from the Company, all then outstanding options will vest upon signing of an employment agreement. In 2002, the consultant waived his rights to consulting fees for the six months ended June 30, 2002 and no longer providing services to the Company.

On September 13, 2001, the Company signed a settlement agreement with an effective date of October 11, 2001, with Quantum Advanced Technologies, Inc. ("QAT") whereby both the Company and QAT would settle any litigation and create, CAS Comm, a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company will continue to own the intellectual property but CAS Comm received an exclusive license. The Company owns 75% of CAS Comm and QAT owns the remaining 25%. As partial consideration, QAT received warrants to purchase 2,000,000 of the Company's shares at an exercise price of $1.13 per share. Proceeds from the exercise of these granted warrants, if exercised, will flow into the Company over time in an effort to address its working capital requirements. As of the grant date, management estimates the amount of any liabilities, which may be associated with the warrants granted as part of the settlement agreement, are immaterial.

>From DataMEG Corp.'s inception in January 1999 through June 30, 2002, operating activities consisted primarily of research and development, product design, and development and testing of the CAS technology and , more recently, with the acquisition of North Electric Company, Inc., the integration of this operating entity for development and deployment of its first product prototype release scheduled for late-2002. During this period, DataMEG Corp. has also focused on developing the CAS technology using its internal resources, primarily, its Senior Technology employee and other external product development-engineering firms. Since inception, DataMEG Corp. has incurred operating losses, and as of June 30, 2002, had an accumulated deficit of $11.5 million. DataMEG Corp. has not realized any operating revenue nor has it achieved profitability on a quarterly or annual basis. While DataMEG Corp. is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.

QUARTER AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30,2001

The Company continued its policy through the second quarter of 2002 of conserving capital by rigorously controlling general and administrative expenses,directing both financial and human resources towards validating, both technically and commercially, the CAS technology and the integration and funding of North Electric Company, Inc.,for development and deployment of its first product prototype release scheduled for late-2002. . Management also pursued efforts on stabilizing its financial condition through efforts to access both private and public sources of funding. Of note, management and a certain consultant elected to waive almost all of the Company's salary and fee obligations for the full quarter ending June 2002. These efforts are reflected in the quarterly results and further discussion in the Current Developments section that follows.

Revenues for the three months ended and year to date June 30,2002 were $0 (zero) as well as for the corresponding periods in the prior year.

Cost of Revenues for the three months ended and year to date June 30,2002 were $0 (zero) as well as for the corresponding periods in the prior year.

Net loss for the three months ended June 30,2002 was approximately $336,000 compared to a net loss of approximately $535,000 for the three months ended June 30, 2001. The decrease in the net loss was primarily attributable to a decrease in expenses relating to consulting fees,salaries, legal fees,security fees and travel, and increases in expenses related to interest expense and R&D. Expenses, and therefore the net loss, for the three months ended June 30, 2002 were concentrated in the areas of R&D, financing fees, and professional fees (accounting, legal, investor relations).

Research and development expenses were approximately $77,000 for the three months ended June 30, 2002 compared to approximately $60,000 for the for the same period ended in the prior year. The increase in expenses was primarily due to increased costs associated with non- recurring engineering costs incurred in 2002. Research and development cost in 2002 were for prototype expenses for the design and development and third party evaluation of the CAS technology and new projects in conjunction with the North Electric Company, Inc. Research and development is essential to DataMEG Corp.'s future success and it expects that the amounts for research and development expenses will remain constant in future periods.

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

In 2001 and 2002, the Company entered into agreements with several vendors to provide contract accounting services, temporary operations management services and corporate legal services. The Company agreed to issue the vendors unrestricted shares of stock in lieu of cash compensation and for reimbursed expenses. The Company issued 5,400,000 shares in the period April through June of 2002 and recorded a charge to the Statement of Operations for consulting fees, legal fees and accounting fees in the amount of $166,448 for the three months ended June 30, 2002. It is anticipated that there will be additional fees related to accounting, operations management and corporate legal services in the future.

In 2001, the Company entered into agreements with several technical consultants to provide assistance with the research and development of the CAS technology and other new projects. The company agreed to issue the vendors unrestricted shares of stock in lieu of cash compensation.

The Company issued 1,600,000 shares and recorded a charge to the Statement of Operations for R&D in the amount of $21,853 for the three months ended June 30, 2002. It is anticipated that there will be additional fees related to research and development in the future.

Compensation paid and accrued to an officer and one key employee was approximately $14,000 for the three months ended June 30, 2002 compared to $170,000 for the same period in the prior year. An officer and one key employee elected to waive almost all compensation per their employment agreements for the second quarter of 2002. As of June 30, 2002, the Company was indebted to officers and stockholders in the amount of $31,543 for expenses incurred on behalf of the Company. As of June 30, 2002, no officer, employees or stockholders were indebted to the Company.

General and administrative expenses were approximately $225,000 for the three months ended June 30, 2002 compared to approximately $474,000 for the same period in the prior year. The decrease in expenses reflects the decrease of costs related to compensation, security expenses, travel, legal fees and promostion expense, and other various expenses as previously noted.

Cash used in operating activities for the three months ended June 30,2002 was approximately $280,000. Cash used in investing activities was approximately $75,000 for the three months ended June 30, 2002. Cash provided by financing activities was approximately $40,000 for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

DataMEG Corp. continued to finance its operations in the second quarter of 2002 primarily through issuance of capital stock in lieu of compensation to vendors and corporate borrowings. The Company has been successful to date with cash infusions from capital stock sales and other debt obligations. DataMEG Corp.'s ongoing ability to access capital may or may not diminish depending on market conditions. DataMEG Corp. believes that the current cash, cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. In addition, the Company's recent trading range of its stock makes it increasingly difficult for it to attract new investors willing to amke direct equity or loans to the Company. Management will continue to prioritize the securing of financing that optimizes both the Company and shareholder interests.

CURRENT DEVELOPMENTS

On December 21, 2001 the Company announced the securing of an investment agreement to purchase the Company's common stock. Pursuant to the investment agreement, the Company may, at their discretion, periodically issue and sell up to 5,000,000 shares of common stock for a total purchase price not to exceed $2.5 million. The Purchase Price shall be equal to 90% of the average of the three (3) lowest closing bid prices of the Company's Common Stock during the specified period. Certain conditions may significantly limit the capital that can be raised under this investment agreement. The effectiveness of the sale of the shares under the investment agreement is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission, which was filed in January 2002. In consideration of this agreement, the Company issued to the investor 500,000 shares of common stock on December 21, 2001, the value of which, has been recorded as pre-paid financing costs in the equity section of the balance sheet. As of June 30, 2002, the Company has been unable to access this investment agreement due to the decrease in share price subsequent to the effectiveness of the agreement.

Furthermore, on December 18, 2001 the Company entered into a short-term loan agreement with the same investor involved in the investment agreement discussed above, in an amount equal to $120,000. The proceeds of this short-term loan agreement were received in January 2002. Principal and interest on the loan were due April 15, 2002. The Company is under default according to the original agreement but is currently negotiating an extension of the due date with the investor. Among other things, the loan is secured by approximately 3.7 million shares of the Company's stock owned and pledged by the Company's President, Andrew Benson. In consideration for this short-term loan agreement, the Company issued 1,000,000 shares of common stock on December 21, 2001, the value of which has been recorded as financing costs in the income statement. On May 17, 2002, the investor filed suit against the Company and the Company's President, Andrew Benson for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principle and the interest has been recorded in the balance sheet of the Company however a projected liability has not been established related to potential legal fees and damages owed due to on going negotiations with the investor which are anticipated to have a significant impact on the valuation of such a liability.

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock for the sum of eighty percent (80%) of the net re-sale proceeds of the stock. Based on this agreement, the Company issued 5,000,000 shares of common stock to the investor on February 14, 2002 and the investor advanced $192,500 to the Company as partial payment toward the stock on February 16, 2002. In the event that 80% of the net re-sale proceeds of the stock is below the amount previously advanced, the Company will be required to repay the difference. On March 6, 2002, certain terms related to the re-sale of the stock were amended including requiring the Company's President, Andrew Benson to accept personal liability for all the obligations of the Company under the stock sale agreement. As of May 10, 2002, the projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002 for the return of an undetermined balance of the advance. This case has been remanded to a court ordered mediator, however a projected liability has not been established due to on going negotiations with the investor which are anticipated to have a significant impact on the valuation of such a liability.

On April 18, 2002, the Company's subsidiary, CASCO, entered into an agreement with a consultant to find a qualified company willing to construct a prototype implementing the CAS technology and secure financing for this project. As compensation for these efforts, the consultant was given options to purchase 20% of the existing equity of CASCO at $.02 per share, the current fair value. The options would vest upon the attainment of certain performance benchmarks. On July 31, as a result of the signing of an agreement between CASCO and an engineering firm to build a prototype, 50% of the options granted are vested and unexercised.

On July 31, 2002, the Company's subsidiary, CASCO, entered into an agreement with an engineering firm to assist in the development, manufacture, testing and evaluation of the CAS prototype. The cost to secure this assistance is based on the documented costs plus a 50% premium that are associated with the project. The projected cost of the project is $15,000 for a total estimated cost of the project of $22,500 which is payable in either cash or a comparable value in equity in CASCO.

On August 6, 2002 the Company entered into a financing Agreement with an investor. The Agreement allows for a bridge loan to be made to the Company using shares of DTMG Common Stock (restricted) as collateral. The Company has agreed to file a Registration Statement effectively registering the collateralized shares. At the time of the Effective Date of the Registration Statement filing, the investor will purchase the collateralized shares of Common Stock, at a prices associated with the bid price of DTMG. The financing agreement commits a minimum of $ 240,000 to Datameg Corp. over the 8 weeks following the Effective Date of the Registration Statement. As of July 31, 2002, the number of shares issued and outstanding is 73,369,821.

The Company has filed with the state of New York a certificate of amendment of the certificate of incorporation to increase the authorized number of shares to 130 million. Of the 130 million shares, 125 million shall be common stock, par value $.01 and 5 million shares shall be preferred stock, par value $.01. The Company intends to file an SB-2 in August 2002 to register an undetermined number of shares of common stock for the purposes of meeting current and future capital requirements.

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

        Any failure of DataMEG Corp to generate revenues would prevent it from achieving and/or maintaining profitability. DataMEG Corp has incurred losses since inception and expects to continue to incur losses in the future. As of June 30, 2002, DataMEG Corp had an accumulated deficit of $11.5 million. DataMEG Corp has not achieved profitability on a quarterly or annual basis, and DataMEG Corp anticipates that it will continue to incur net losses.

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

Part II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On October 29,2001, the Company signed a Promissory Note with the law firm Hunton & Wiliiams due December 31,2001 acknowledging monies owed Hunton & Williams amounting to $568,382. On January 7, 2002 the Company received a Notice of Default relating to the Promissory Note.

On December 18, 2001 the Company entered into a short-term loan agreement with the an investor in an amount equal to $120,000. The proceeds of this short-term loan agreement were received in January 2002. Principal and interest on the loan were due April 15, 2002. The Company is under default according to the original agreement but is currently negotiating an extension of the due date with the investor. Among other things, the loan is secured by approximately 3.7 million shares of the Company's stock owned and pledged by the Company's President, Andrew Benson. In consideration for this short-term loan agreement, the Company issued 1,000,000 shares of common stock on December 21, 2001, the value of which has been recorded as financing costs in the income statement. On May 17, 2002, the investor filed suit against the Company and the Company's President, Andrew Benson for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principle and the interest has been recorded in the balance sheet of the Company however a projected liability has not been established related to potential legal fees and damages owed due to on going negotiations with the investor which are anticipated to have a significant impact on the valuation of such a liability.

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock for the sum of eighty percent (80%) of the net re-sale proceeds of the stock. Based on this agreement, the Company issued 5,000,000 shares of common stock to the investor on February 14, 2002 and the investor advanced $192,500 to the Company as partial payment toward the stock on February 16, 2002. In the event that 80% of the net re-sale proceeds of the stock is below the amount previously advanced, the Company will be required to repay the difference. On March 6, 2002, certain terms related to the re-sale of the stock were amended including requiring the Company's President, Andrew Benson to accept personal liability for all the obligations of the Company under the stock sale agreement. As of May 10, 2002, the projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002 for the return of an undetermined balance of the advance. This case has been remanded to a court ordered mediator, however a projected liability has not been established due to on going negotiations with the investor which are anticipated to have a significant impact on the valuation of such a liability.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5. OTHER INFORMATION

NONE


ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K

Reports filed on Form 8-K: NO REPORTS ISSUED THIS QUARTER.

EXHIBIT INDEX            DESCRIPTION
------------             ---------------
99.01                    Certification of CEO and CFO
99.02                    News Release - 06/05/2002
99.03                    News Release - 08/01/2002 (Subsequent Event)
99.04                    News Release - 08/06/2002 (Subsequent Event)

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DATAMEG CORP.



        Date: August 14, 2002          By: /s/ Andrew Benson
                                               -------------
                                               Andrew Benson
                                               President and Sole Director
                                               (principal executive officer)