Form 10QSB
period 2002-09-30
DATAMEG CORP
filed 2002-11-19
CIK 716749

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               September 30, 2002

                         Commission file number 0-12493

                                 DATAMEG CORP.

            (Exact Name of Registrant As Specified In Its Charter)

                     NEW YORK                        13-3134389

          (State or other jurisdiction of          (IRS Employer
          incorporation or organization)         Identification No.)

        1000 St. Albans Drive, Suite 210, Raleigh, NC     27609-7348
              (Address of Principal Office)               (Zip Code)

                                 (919) 341-6000
              (Registrant's Telephone Number,Including Area Code)

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

Common stock par value $0.01 per share with 99,442,548 shares outstanding at September 30, 2002 DATAMEG CORP.

================================================================================

                                    INDEX
                                                                           Page
                                                                          ------
Part I.          FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS - NOT REVIEWED ..........................F-1 - F-3

 CONSOLIDATED BALANCE SHEETS - December 31, 2001 (audited)
 and September 30,2002(unaudited)...........................................F-1

CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended
September 30, 2001 (unaudited) and For the Three Months Ended
September 30, 2002 (unaudited) and For the Nine Months Ended
September 30, 2001 (unaudited) and For the Nine Months Ended
September 30, 2002 (unaudited) and Cumulative From
Inception (January 13, 1999) To September 30, 2002(unaudited)...............F-2

CONSOLIDATED STATEMENTS OF CASH FLOWS - For the Nine Months Ended
September 30, 2001 (unaudited) and For the Nine Months Ended
September 30, 2002 (unaudited) and Cumulative From Inception
(January 13, 1999) To September 30,2002 (unaudited).........................F-3

NOTES TO FINANCIAL STATEMENTS........................................F-4 - F-19

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

CERTIFICATION................................................................11


                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NOTE: THE FINANCIAL STATEMENTS BELOW HAVE NOT BEEN REVIEWED BY THE PUBLIC ACCOUNTING FIRM RETAINED BY OUR COMPANY.

         DataMEG Corp. and Subsidiary (A Development Stage Enterprise)
          Consolidated Financial Statements For the Three Months Ended
                    September 30, 2001 and 2002 (unaudited)

CONTENTS                                                               PAGE

Consolidated Financial Statements:

Balance Sheets..............................................................F-1

Statements Of Operations....................................................F-2

Statements Of Cash Flows....................................................F-3

Notes to Financial Statements.........................................F-4 - F-8

                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets


                                                               December 31,      September 30,
                                                                  2002               2002
                                                                (audited)         (unaudited)

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                   $      6,932       $       1,126
   Total current assets                                             6,932               1,126

PROPERTY AND EQUIPMENT, net                                        13,231               7,615

OTHER ASSETS:
 Due from shareholders                                               -                 18,457
 Goodwill, net                                                       -                517,338
 Software License                                                    -                   -
 Patents                                                          127,274             127,274
 Deposits                                                          12,486              19,986
   Total other assets                                             139,760             683,055

                                                             $    159,923       $     691,796


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Capital lease obligation                                    $     10,838       $       8,302
 Accounts payable and accrued expenses                            478,167           1,178,679
 Due to stockholders and officers                                  21,616             190,255
 Short-term note payable                                             -                   -
 Convertible subordinated debentures                               25,000              25,000
   Total current liabilities                                      535,621           1,402,236

LONG TERM LIABILITIES:
 Promissory Note                                                  568,382             568,382
 Liability for stock to be issued                                     809                 809
   Total long term liabilities                                    569,191             569,191

   Total liabilities                                            1,104,812           1,971,427

COMMITMENTS AND CONTINGENCIES                                        -                   -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                          667                 667

STOCKHOLDERS'  EQUITY (DEFICIT):
 Class A convertible preferred stock, $.01 par value, 5,000,000 shares
  authorized, 2,000,000 shares issued and outstanding at Septem                        20,000
 Class B convertible preferred stock, $.10 par value, 150,000 shares
  authorized, 75,000 shares issued and outstanding at September                         7,500
 Common stock, $.01 par value; 120,000,000 shares
  authorized; 40,639,821  and 99,442,548 shares issued and out-
  standing at December 31, 2001 and September 30, 2002, respect   406,398             994,425
 Common stock subscriptions receivable                                (56)                (56)
 Additional paid-in capital                                     9,185,817           9,708,954
 Stock options                                                    169,890             160,942
 Deferred financing costs                                        (140,250)            (46,750)
 Accumulated deficit                                             (10,567,355)      (12,125,313
   Total stockholders' equity (deficit)                          (945,556)         (1,280,298)

                                                             $    159,923       $     691,796


The accompanying notes are an integral part of these consolidated financial state


                         DataMEG Corp.and Subsidiaries
                        (A Development Stage Enterprise)
                     Consolidated Statements of Cash Flows

                                                                                                           Cummulative
                                                               For the nine        For the nine           from inception
                                                              months ending       months ending            (January 13,
                                                              September 30,       September 30,              1999) to
                                                                   2001                2002               September 30,
                                                               (unaudited)         (unaudited)             (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $    (2,329,485)    $    (1,557,958)      $      (12,125,313)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                                     19,573              34,256                   88,634
  Stock issued, or to be issued, in lieu of
   cash for professional services                                1,334,945             363,808                6,311,515
  Stock issued to officers for reimbursement
   of corporate expenses or compensation                           606,358                   -                1,491,781
  Stock options issued in lieu of cash for
   professional services                                              -                (8,948)                  160,942
  Property and equipment given in lieu of cash
   for professional services                                        13,327                   -                   15,475
  Realized gains on sales of investments                              -                      -                   (8,530)
  Loss on acquisition fee                                           73,950                   -                   73,950
  Loss on disposal of property and equipment                         1,058                   -                    1,058
  Stock issued in lieu of financing costs                                -             193,500                  193,500
  Changes in assets and liabilities
   affecting operations:
    Employee advances                                                  267                   -                        -
    Goodwill                                                                               226                      226
    Deposits                                                             -             (7,500)                   (7,500)
    Software license                                                     -             125,000                  125,000
    Prepaid expenses                                                     -                   -                        -
    Accounts payable and accrued
     expenses                                                      316,226             318,077                  796,244
    Due from Stockholders and officers                              25,700              18,457                   18,457
    Capital lease obligations                                            -             (2,236)                   (2,236)
    Promissory note                                                      -              10,909                  579,291
    Due to stockholders and officers                               (31,794)            139,403                  161,019
     Net cash provided by (used in) operating
      activities                                                    30,125           (373,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                  (533)                  -                  (39,454)
 Payments for intangible assets                                    (15,519)                  -                 (127,274)
 Payments for security deposits                                     (1,250)                  -                  (12,486)
 Purchases of investments                                                -                   -                  (20,000)
 Sales of investments                                                    -                   -                   28,530
     Net cash used in investing
      activities                                                   (17,302)                  -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loan from shareholder                                     -                   -                   26,000
 Repayment of loan from shareholder                                      -                   -                  (26,000)
 Proceeds from short-term loan                                           -             120,000                  120,000
 Repayment of capital lease obligations                                  -               (300)                  (32,002)
 Net proceeds from issuance of stock                                 1,203             247,500                2,070,309
 Proceeds from issuance of debentures                                 -                      -                  139,990
     Net cash provided by financing
      activities                                                     1,203             367,200

NET CHANGE IN CASH                                                  14,026             (5,806)                    1,126

CASH, BEGINNING OF PERIOD                                               15               6,932

CASH, END OF PERIOD                                                 14,041     $         1,126       $

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:

  Financing of property and equipment
   with capital lease                                      $             -     $             -       $           42,540

  Issuance of stock in exchange for notes
   receivable                                              $           667     $             -       $          656,251

  Issuance of stock in exchange for notes payable          $             -     $       130,711       $          245,701

  Stock issued as a reduction of the liability for
   stock to be issued                                      $     1,195,598     $             -       $        1,208,096

  Stock issued in lieu of acquisition fee                  $        73,950                   -

  Stock issued in lieu of pre-paid financing               $             -     $             -       $           46,750

  Stock issued in exchange for pre-paid compensation       $        55,657     $             -       $                -

  Stock issued in exchange for net assets of subsidiary    $             -     $       337,500       $          337,500

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
  Interest paid                                            $             -     $             -       $            6,612


The accompanying notes are an integral part of these consolidated financial statements.


                        DataMEG Corp. and Subsidiaries
                        (A Development State Enterprise)
                     Consolidated Statements of Operations


                                  For the Three       For the Three      For the Nine       For the Nine      Cumulative
                                   Months Ended        Months Ended      Months Ended       Months Ended     from inception
                                  September 30,       September 30,     September 30,      September 30,    (January 13, 1999)
                                       2001                2002              2001               2002        September 30, 2002
                                   (unaudited)         (unaudited)       (unaudited)        (unaudited)       (unaudited)


REVENUE                         $                    $                 $                  $                 $

COST OF REVENUES
 Gross Profit

OPERATING EXPENSES
 General and administrative           433,697            377,132          1,871,382                             10,094,517
 Research and development             269,020            243,831            185,645                              1,850,323
  Total operating expenses            702,717            620,963          2,057,027                             11,944,840

 Loss from operations                (702,717)          (620,963)        (2,057,027)        (1,463,950)        (11,944,840)

OTHER INCOME (EXPENSES):
 Interest income                            6                  -                207                 11                 221
 Interest expense                        (767)           (29,531)            (2,587)           (94,019)           (114,216)
 Loss on acquisition fee               (1,058)                 -             (1,058)                 -             (73,950)
 Loss on disposal of property               -                  -                  -                  -              (1,058)
 Realized gains on sale of sec                                                                                       8,530
  Total other income (expenses                                                                                    (180,473)

NET LOSS BEFORE BENEFIT FOR
 INCOME TAXES                        (704,536)          (650,494)        (2,060,465)        (1,557,958)        (12,125,313)

 Benefit for income taxes

NET LOSS                             (704,536)          (650,494)    $   (2,060,465)    $   (1,557,958)     $  (12,125,313)

Net loss per common share
 (basic and diluted)                    (0.02)             (0.01)    $        (0.06)    $        (0.03)     $        (0.31)

Weighted average number of common
 shares outstanding                36,195,602         67,235,138         32,217,192                             38,580,764


The accompanying notes are an integral part of these consolidated financial state


                        DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                   Note to Consolidated Financial Statements
                          September  30, 2002 and 2001



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

The Company executed a merger agreement with North Electric Company, Inc ("NECI") in Raleigh, North Carolina on December 10, 2001 and the terms of the agreement required the Company to issue 15,000,000 shares of restricted common stock to NECI shareholders and pay $400,000 to NECI's majority shareholder. Furthermore, under the merger agreement, the merger would become effective on the first date on which: (a) a Registration Statement is effective and (b) the Company had raised a pre-determined amount of funding and (c) the Company continued to fund NECI operations at a fixed monthly amount. On March 3, 2002 the Company and NECI signed an amendment to the merger agreement, which effectively waived all of the above noted conditions to the final merger and the 15,000,000 shares were issued and articles of merger in the state of North Carolina were filed in April 2002. The surviving entity was DAC1, which has subsequently changed its name to NECI.

The Company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The accompanying consolidated financial statements present the consolidation of the financial statements of DataMEG Corp., its wholly-owned subsidiary, DataMEG Corporation, its majority-owned subsidiary, CAS Comm ("CASCO") and its wholly-owned subsidiary, NECI, formerly known as DAC1. Material inter-company transactions and balances have been eliminated in the consolidation.

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

Property and equipment - Property and equipment are stated at cost. Depreciation and amortization is determined using the straight-line method over estimated useful lives ranging from three to seven years.

Intangible assets - Intangible assets consisted of costs incurred related to a pending patent as of September 30, 2002 and also included costs related to goodwill related to the DAC1 and NECI merger in April 2002. Patent costs are amortized over seventeen years using the straight-line method. For the three months ending September 30, 2001 and 2002, no amortization expense related to patents was recorded since the patent is still pending. Goodwill is amortized over ten years using the straight-line method. For the three months ending June 30, 2002, $13,637 in amortization expense was recorded related to goodwill.

Advertising - Advertising costs are charged to operations as incurred. For the three months ending September 30, 2001 and 2002, there were no advertising costs charged to operations.

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

Stock-based compensation - The Company follows guidance provided in SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the grant date. SFAS No. 123 permits companies to account for stock-based compensation based on provisions prescribed in SFAS No. 123 or based on the authoritative guidance in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company elected in the past to account for its stock based compensation in accordance with APB 25, which uses the intrinsic value method. Stock options issued to employees since April 2001 and all such future transactions, if any, will be accounted for in accordance
with SFAS No. 123.   The Company accounts for all other issuances of equity
instruments in accordance with SFAS No. 123.

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

Capital Structure - SFAS No. 129, "Disclosure of Information about Capital Structure," requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company's outstanding stock is comprised of 99,442,548 shares of voting common stock, 2,000,000 shares of non-voting Class A convertible preferred stock and 75,000 shares of non-voting Class B preferred stock. One investor holds the outstanding preferred shares. The Class A preferred stock shall be convertible into shares of common stock of the Company at a rate of one share of common stock for each share of preferred stock with 2,000,000 of the shares being convertible upon meeting certain agreed-upon product development benchmarks. If those benchmarks are attained before June 2003, then the shares of preferred stock shall be convertible into shares of common stock at a rate of two shares of common stock for each share of preferred stock. The Class B preferred stock shall be convertible into shares of common stock of the Company at a rate of twenty shares of common stock for each share of preferred stock with 75,000 shares being convertible upon meeting certain agreed-upon product development benchmarks.

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

Segment Information - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for three months ending September 30, 2001 and 2002.

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

Impairment or Disposal of Long-Lived Assets - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." It supersedes and amends preexisting accounting and reporting standards for the impairment or disposal of long-lived assets. This statement resolves implementation issues related to the impairment loss recognized by removing goodwill from its scope, gives additional guidance in measuring that loss, and establishes a "primary-asset" approach to determine the unit of accounting for a long-lived asset to be held and used. It also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off, be considered held and used until disposed of. Furthermore, the statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The effective date of SFAS No. 144 is for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years and the provisions are generally to be applied prospectively. Management's adoption of this standard did not have a material effect on the Company's financial position or results of operations.

Accounting for the impairment or Disposal of Long-Lived Assets -Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations", pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. Management's adoption of this standard did not have a material effect on the Company's financial position or results of operations.

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

C.      CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During November and December 2000, approximately $115,000 of the convertible subordinated debentures were converted resulting in the issuance of 38,000 shares of restricted common stock and stock to be issued in the amount of $20,000 as of December 31, 2000. The remaining convertible subordinated debentures total $25,000 at September 30, 2001 and September 30, 2002. Interest accrued related to the unconverted subordinated debentures was $9,488 at September 30, 2001 and was $12,530 at September 30, 2002. The Company is in default related to payments of interest and principal at September 30, 2002.

D.      DUE TO STOCKHOLDERS

As of September 30, 2001, the Company was indebted to officers and stockholders in the amount of $25,799. As of September 30, 2002, the Company was indebted to officers and stockholders in the amount of $172,465 for expenses incurred on behalf of the Company.

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

F. COMMITMENTS AND CONTINGENCIES Commitments As of September 30, 2002, the Company had committed to issue options to purchase approximately 2,173,130 shares of common stock at prices ranging from $0.05 to $3.46 per share for persons who had performed services for the Company.

During October 2001, the Company entered into an agreement with a consultant to provide certain operations management services to the Company. This agreement guarantees monthly compensation in the amount of $16,667 for twelve months from October 1, 2001 and grants 300,000 stock options at a strike price of $0.24. Of the 300,000 stock options, 100,000 of these options vested on October 1, 2001, 100,000 options vested on January 1, 2002 and the remaining 100,000 options vested on February 1, 2002. In 2002, the consultant waived his rights to consulting fees for the nine months ended September 30, 2002.

On July 1, 2002, the Company awarded 5,000,000 stock options at a price of $.04 per share, to the President, Andrew Benson for his continued service to the Company and in recognition of salary waived over the past twelve months. These stock options were exercised in October 2002 and the Company recognized a charge to compensation in the amount of $200,000 at that time.

G.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:


                   For the       For the        For the       For the       Cumulative
                    three         three          nine          nine           from
                    months        months         months        Months       inception
                    ended         ended          ended         Ended        (January
                  September     September      September    September 30    (1999 to
                      30,          30,            30,           30,         September
                     2002         2002           2002          2002          30, 2002
                  (unaudited)  (unaudited)   (unaudited)   (unaudited)     (unaudited
                    ----------    ----------    ---------    ---------    ------------
     Net loss
     (numerator)  $  (704,536)  $  (650,494) $(2,060,465) $ (1,557,958)    $ (12,125,313)
                   ==========     ==========   ===========  =========     ============
     Weighted
     average
     Shares
    (denominator)  36,195,602     67,235,138   32,217,192   56,681,303        38,580,764

     Basic and
     diluted
     net loss     $     (0.02)  $     (0.01) $     (0.06)  $    (0.03)   $       (0.31)
     per share      ==========    ==========    =========      =======      ==========




As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options granted as of September 30, 2001 and 2002 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

H.              OPERATING LOSSES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan, as outlined in its business plan. In addition, the Company used substantial amounts of working capital in funding these costs. At September 30, 2002, current liabilities exceed current assets by $1,400,443. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability achieve its business objectives and the success of its future operations.

I.      PROFORMA STATEMENTS

 On April 23, 2002, the Company's subsidiary, DAC1 finalized a merger with NECI (See Note A and Note B) and the transaction was accounted for by the purchase method as required under SFAS 141. The following pro forma statements, as required under APB No. 16, reflect the potential impact of the merger if it had occurred on December 31, 2001


                           DataMEG Corp.
                 Consolidated Pro Forma Balance Sheet
              Giving Effect to Issue of Common Stock for
         All the Common Stock of North Electric Company, Inc.
                       Under Purchase Accounting
                           December 31, 2001

                                                    Pro Forma
Assets                   Audited      Unaudited     Consolidated
                      Balance Sheet   Adjustments   Balance Sheet
                      -------------   -----------   -------------

Current Assets        $     6,932        90,668         97,600

Fixed Assets               13,231         3,307         16,538

Other Assets              139,760             -        139,760

Goodwill                        -       335,020        335,020

Total Assets          $   159,923       428,995        588,918
                        ==========    =========      ==========

Liabilities and  Stockholder's  Equity

Current Liabilities   $ 1,104,812        91,495      1,196,307

Minority Interest             667             -            667

Common Stock & APIC     9,621,799       337,500      9,959,299

Retained Earnings     (10,567,355)            -    (10,567,355)

Total Liabilities
and Stock Holder's
Equity                $   159,923       428,995        588,918
                       ==========     =========     ==========

                             DataMEG Corp.
                 Consolidated Pro Forma Balance Sheet
              Giving Effect to Issue of Common Stock for
         All the Common Stock of North Electric Company, Inc.
                       Under Purchase Accounting
                            March 31, 2002

                                                    Pro Forma
Assets                   Audited      Unaudited     Consolidated
                      Balance Sheet   Adjustments   Balance Sheet
                      -------------   -----------   -------------

Current Assets        $     2,641        14,623         17,264

Fixed Assets, Net           8,889         5,155         14,044

Other Assets, Net         139,760        57,500        197,260

Goodwill, Net                   -       335,020        335,020

Total Assets         $    151,290       412,298        563,588
                      ===========     =========     ==========

Liabilities and  Stockholder's Equity

Current Liabilities  $  1,248,181       242,250      1,490,431

Minority Interest             667             -            667

Common Stock & APIC    10,041,661       337,500     10,379,161

Retained Earnings     (10,567,355)            -    (10,567,355)

Net Loss                 (571,864)     (167,452)      (739,316)

Total Liabilities
and Stock Holder's
Equity               $    151,290       412,298        563,588
                      ===========     =========     ==========

                             DataMEG Corp.
                 Consolidated Pro Forma Balance Sheet
              Giving Effect to Issue of Common Stock for
         All The Common Stock Of North Electric Company, Inc.
                       Under Purchase Accounting
                             June 30, 2002

                                                    Pro Forma
Assets                   Audited      Unaudited     Consolidated
                      Balance Sheet   Adjustments   Balance Sheet
                      -------------   -----------   -------------

Current Assets       $         26          4,742          4,768

Fixed Assets, Net           4,752          4,953          9,705

Other Assets, Net         139,760        150,290        290,050

Goodwill, Net                   -        335,020        335,020

Total Assets         $    144,538        495,005        639,543
                       ==========     ==========     ==========


Liabilities and  Stockholder's Equity


Current Liabilities  $  1,325,925        432,291      1,758,216

Minority Interest             667              -            667

Common Stock & APIC    10,183,606        337,500     10,521,106

Preferred Stock &
APIC                       40,000              -         40,000

Retained Earnings     (10,567,355)             -    (10,567,355)

Net Loss                 (838,305)      (274,786)    (1,113,091)

Total Liabilities
and Stock Holder's
Equity               $    144,538        495,005        639,543
                       ==========     ==========     ==========

                             DataMEG Corp.
                 Consolidated Pro Forma Balance Sheet
              Giving Effect to Issue of Common Stock for
         All The Common Stock Of North Electric Company, Inc.
                       Under Purchase Accounting
                            September 30, 2002

                                                    Pro Forma
Assets                   Audited      Unaudited     Consolidated
                      Balance Sheet   Adjustments   Balance Sheet
                      -------------   -----------   -------------

Current Assets       $        986           4,742          5,728

Fixed Assets, Net           2,982           4,632          7,614

Other Assets, Net         139,760          25,290        165,050

Goodwill, Net                   -         309,895        309,895

Total Assets         $    143,728         344,559        488,287
                       ==========      ==========     ==========


Liabilities and  Stockholder's Equity


Current Liabilities  $  1,440,258        530,502      1,970,760

Minority Interest             667              -            667

Common Stock & APIC    10,480,015        337,500     10,817,515

Preferred Stock &
APIC                       27,500              -         27,500

Retained Earnings     (10,567,355)             -    (10,567,355)

Net Loss              ( 1,237,357)      (523,443)    (1,760,800)

Total Liabilities
and Stock Holder's
Equity               $    144,728        344,559        488,287
                        ==========     ==========     ==========

J.      SUBSEQUENT EVENTS


On December 21, 2001 the Company announced the securing of an investment agreement to purchase the Company's common stock. Pursuant to the investment agreement, the Company may, at their discretion, periodically issue and sell up to 5,000,000 shares of common stock for a total purchase price not to exceed $2.5 million. The Purchase Price shall be equal to 90% of the average of the three (3) lowest closing bid prices of the Company's Common Stock during the specified period. Certain conditions may significantly limit the capital that can be raised under this investment agreement. The effectiveness of the sale of the shares under the investment agreement is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission, which was filed in January 2002. In consideration of this agreement, the Company issued to the investor 500,000 shares of common stock on December 21, 2001, the value of which, has been recorded as pre-paid financing costs in the equity section of the balance sheet. As of September 30, 2002, the Company has been unable to access this investment agreement due to the decrease in share price subsequent to the effectiveness of the agreement.

Furthermore, on December 18, 2001 the Company entered into a short-term loan agreement with the same investor involved in the investment agreement discussed above, in an amount equal to $120,000. The proceeds of this short-term loan agreement were received in January 2002. Principal and interest on the loan were due April 15, 2002. Among other things, the loan was secured by approximately
3.7 million shares of the Company's stock owned and pledged by the Company's President, Andrew Benson. In consideration for this short-term loan agreement, the Company issued 1,000,000 shares of common stock on December 21, 2001, the value of which has been recorded as financing costs in the income statement. On May 17, 2002, the investor filed suit against the Company and the Company's President, Andrew Benson for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principle and the interest was recorded in the balance sheet of the Company. This liability was satisfied in full by the pledged shares in August 2002. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to reimburse him for the loss of the pledged stock.

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock for the sum of eighty percent (80%) of the net re-sale proceeds of the stock. Based on this agreement, the Company issued 5,000,000 shares of common stock to the investor on February 14, 2002 and the investor advanced $192,500 to the Company as partial payment toward the stock on February 16, 2002. In the event that 80% of the net re-sale proceeds of the stock is below the amount previously advanced, the Company will be required to repay the difference. On March 6, 2002, certain terms related to the re-sale of the stock were amended including requiring the Company's President, Andrew Benson to accept personal liability for all the obligations of the Company under the stock sale agreement. As of May 10, 2002, the projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002 for the return of an undetermined balance of the advance. This case was remanded to a court ordered mediator, however since then, the Company has been able to negotiate a settlement with the investor by issuing the investor an additional 5,000,000 shares of common stock in August 2002. Furthermore, the Company sold an additional 10,000,000 shares of common stock to this investor for $50,000 in August 2002.

On April 18, 2002, the Company's subsidiary, CASCO, entered into an agreement with a consultant to find a qualified company willing to construct a prototype implementing the CAS technology and secure financing for this project. As compensation for these efforts, the consultant was given options to purchase 20% of the existing equity of CASCO at $.02 per share, the current fair value. The options would vest upon the attainment of certain performance benchmarks. On July 31, as a result of the signing of an agreement between CASCO and an engineering firm to build a prototype, 50% of the options granted are vested and unexercised. Intrinsic value related to these options is immaterial and no expense has been recognized related to the options as of September 30, 2002.

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

On October 1, 2002, the Company awarded 5,000,000 stock options at a price of $.03 per share, to the President, Andrew Benson for his continued service to the Company and in recognition of salary waived over the past twelve months. These stock options were exercised in October 2002 and the Company recognized a charge to compensation in the amount of $150,000 at that time.

On November 1, 2002, the Company's subsidiary, CASCO, entered into an agreement with an engineering firm to perform analysis of the current CAS modulation scheme and design a product development plan and specification for the prototype system being developed elsewhere. The projected cost of the project is $36,000 plus incidental expenses which is payable either in cash or comparable value in equity in the Company.

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

During October 2001, the Company entered into an agreement with a consultant to provide certain operations management services to the Company. This agreement guarantees monthly compensation in the amount of $16,667 for twelve months from October 1, 2001 and grants 300,000 stock options at a strike price of $0.24. Of the 300,000 stock options, 100,000 of these options vested on October 1, 2001, 100,000 options vested on January 1, 2002 and the remaining 100,000 options vested on February 1, 2002. In 2002, the consultant waived his rights to consulting fees for the nine months ended September 30, 2002.

From DataMEG Corp.'s inception in January 1999 through September 30, 2002, operating activities consisted primarily of research and development, product design, and development and testing of the CAS technology and , more recently, with the acquisition of North Electric Company, Inc., the integration of this operating entity for development and deployment of its first product prototype release scheduled for late-2002. During this period, DataMEG Corp. has also focused on developing the CAS technology using its internal resources, primarily, its Senior Technology employee and other external product development-engineering firms. Since inception, DataMEG Corp. has incurred operating losses, and as of September 30, 2002, had an accumulated deficit of $12.1 million. DataMEG Corp. has not realized any operating revenue nor has it achieved profitability on a quarterly or annual basis. While DataMEG Corp. is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.


QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30,2001

The Company continued its policy through the third quarter of 2002 of conserving capital by rigorously controlling general and administrative expenses,directing both financial and human resources towards validating, both technically and commercially, the CAS technology and the integration and funding of North Electric Company, Inc.,for development and deployment of its first product prototype release scheduled for late-2002. Management also pursued efforts on stabilizing its financial condition through efforts to access both private and public sources of funding. These efforts are reflected in the quarterly results and further discussion in the Current Developments section that follows.

Revenues for the three months ended and year to date September 30,2002 were $0
(zero) as well as for the corresponding periods in the prior year.

Revenues for the nine months ended and year to date September 30, 2002 were $0
(zero) as well as for the corresponding period in the prior year.

Cost of Revenues for the three months ended and year to date September 30,2002 were $0 (zero) as well as for the corresponding periods in the prior year.

Cost of Revenues for the nine months ended and year to date September 30, 2002 were $0 (zero) as well as for the corresponding periods in the prior year.

Net loss for the three months ended September 30,2002 was approximately $650,000 compared to a net loss of approximately $705,000 for the three months ended September 30, 2001. The decrease in the net loss was primarily attributable to a decrease in expenses relating to general and administrative and research and development expenses and ncreases in interest expense. Expenses, and therefore the net loss, for the three months ended September 30, 2002 were concentrated in the areas of R&D, financing fees, and professional fees (accounting, legal, investor relations).

Net loss for the nine months ended September 30, 2002 was approximately $1,558,000 compared to a net loss of approximatley $2,060,000 for the nine months ended September 30, 2001. The decrease in net loss was primarily attributable to significant decreases in general and administrative expenses related to legal fees, security and travel expenses and significant increases in research and development expenses.

Research and development expenses were approximately $244,000 for the three months ended September 30, 2002 compared to approximately $269,000 for the for the same period ended in the prior year. The decrease in expenses was primarily due to decreased costs associated with non- recurring engineering costs incurred in 2001. Research and development cost in 2002 were for prototype expenses for the design and development and third party evaluation of the CAS technology and new projects in conjunction with the North Electric Company, Inc.

Research and development expenses were approximately $575,000 for the nine months ended September 30, 2002 compared to approximately $186,000 for the same period in the prior year. The significant increase in research and developmnent expenses relate to the efforts of the Company to further the development of the CAS and NECI technologies. Research and development is essential to DataMEG Corp.'s future success and it expects that the amounts for research and development expenses will remain constant in future periods.

General and administrative expenses were approximately $377,000 for the three months ended September 30, 2002 compared to approximately $434,000 for the same period in the prior year. The decrease in expenses reflects the decrease of costs related to security expenses, travel, legal fees and promostion expense, and other various expenses as previously noted.

General and administrative expenses were approximately $889,000 for the nine months ended September 30, 2002 compared to approximately $1,871,000 for the same period in the prior year. The decrease in expenses is attributable to the decrease in legal fees, security, travel and promotion expense and reflects the committment of management to protect the limited resources of the Company, as much as possible, for use in finalizing the development of the CAS and NECI technologies.

Cash used in operating activities for the three months ended September 30,2002 was approximately $69,000. Cash used in investing activities was approximately $0 (zero) for the three months ended September 30, 2002. Cash provided by financing activities was approximately $65,000 for the three months ended September 30, 2002.

Cash used in operating activities for the nine months ended September 30, 2002 was approximately $373,000. Cash used in investing activities was approximately $0 (zero) for the nine months ended September 30, 2002. Cash provided by financing activities was approximately $367,200 for the nine months ended September 30, 2002.

In 2001 and 2002, the Company entered into agreements with several vendors to provide contract accounting services, temporary operations management services and corporate legal services. The Company agreed to issue the vendors unrestricted shares of stock in lieu of cash compensation and for reimbursed expenses. The Company issued 5,100,000 shares in the period July through September of 2002 and recorded a charge to the Statement of Operations related to these shares for consulting fees, legal fees and accounting fees in the amount of $88,000 for the three months ended September 30, 2002. It is anticipated that there will be additional fees related to accounting, operations management and corporate legal services in the future.

In 2001, the Company entered into agreements with several technical consultants to provide assistance with the research and development of the CAS technology and other new projects. The company agreed to issue the vendors unrestricted shares of stock or stock options in lieu of cash compensation. In May and July of 2002, the Company issued stock options for 1,340,000 shares of common stock with a strike price of $.05 per share. The value of these shares has been deemed immaterial to the financial statements and therefore no expense has been recorded related to these stock options.It is anticipated that there will be additional fees related to research and development in the future.

Compensation paid and accrued to an officer and one key employee was approximately $245,000 for the nine months ended September 30, 2002 compared to $578,000 in total compensation for the same period in the prior year. Actual cash compensation paid was approximatley $100,000 with the balance of compensation accrued. As of September 30, 2002, the Company was indebted to officers and stockholders in the amount of $172,465 for unpaid compensation and expenses incurred on behalf of the Company. As of September 30, 2002, no officer, employees or stockholders were indebted to the Company.

LIQUIDITY AND CAPITAL RESOURCES

DataMEG Corp. continued to finance its operations in the third quarter of 2002 primarily through issuance of capital stock in lieu of compensation to vendors and corporate borrowings. The Company has had limited successs to date with cash infusions from capital stock sales and other debt obligations. DataMEG Corp.'s ongoing ability to access capital may or may not diminish depending on market conditions. DataMEG Corp. believes that the current cash, cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. In addition, the Company's recent trading range of its stock makes it increasingly difficult for it to attract new investors willing to make direct equity or loans to the Company. Management will continue to prioritize the securing of financing that optimizes both the Company and shareholder interests.

CURRENT DEVELOPMENTS

On December 21, 2001 the Company announced the securing of an investment agreement to purchase the Company's common stock. Pursuant to the investment agreement, the Company may, at their discretion, periodically issue and sell up to 5,000,000 shares of common stock for a total purchase price not to exceed $2.5 million. The Purchase Price shall be equal to 90% of the average of the three (3) lowest closing bid prices of the Company's Common Stock during the specified period. Certain conditions may significantly limit the capital that can be raised under this investment agreement. The effectiveness of the sale of the shares under the investment agreement is conditioned upon us registering the shares of common stock with the Securities and Exchange Commission, which was filed in January 2002. In consideration of this agreement, the Company issued to the investor 500,000 shares of common stock on December 21, 2001, the value of which, has been recorded as pre-paid financing costs in the equity section of the balance sheet. As of September 30, 2002, the Company has been unable to access this investment agreement due to the decrease in share price subsequent to the effectiveness of the agreement.

Furthermore, on December 18, 2001 the Company entered into a short-term loan agreement with the same investor involved in the investment agreement discussed above, in an amount equal to $120,000. The proceeds of this short-term loan agreement were received in January 2002. Principal and interest on the loan were due April 15, 2002. Among other things, the loan was secured by approximately
3.7 million shares of the Company's stock owned and pledged by the Company's President, Andrew Benson. In consideration for this short-term loan agreement, the Company issued 1,000,000 shares of common stock on December 21, 2001, the value of which has been recorded as financing costs in the income statement. On May 17, 2002, the investor filed suit against the Company and the Company's President, Andrew Benson for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principle and the interest was recorded in the balance sheet of the Company. This liability was satisfied in full by the pledged shares in August 2002. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to reimburse him for the loss of the pledged stock.

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock for the sum of eighty percent (80%) of the net re-sale proceeds of the stock. Based on this agreement, the Company issued 5,000,000 shares of common stock to the investor on February 14, 2002 and the investor advanced $192,500 to the Company as partial payment toward the stock on February 16, 2002. In the event that 80% of the net re-sale proceeds of the stock is below the amount previously advanced, the Company will be required to repay the difference. On March 6, 2002, certain terms related to the re-sale of the stock were amended including requiring the Company's President, Andrew Benson to accept personal liability for all the obligations of the Company under the stock sale agreement. As of May 10, 2002, the projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002 for the return of an undetermined balance of the advance. This case was remanded to a court ordered mediator, however since then, the Company has been able to negotiate a settlement with the investor by issuing the investor an additional 5,000,000 shares of common stock in August 2002. Furthermore, the Company sold an additional 10,000,000 shares of common stock to this investor for $50,000 in August 2002.

On April 18, 2002, the Company's subsidiary, CASCO, entered into an agreement with a consultant to find a qualified company willing to construct a prototype implementing the CAS technology and secure financing for this project. As compensation for these efforts, the consultant was given options to purchase 20% of the existing equity of CASCO at $.02 per share, the current fair value. The options would vest upon the attainment of certain performance benchmarks. On July 31, as a result of the signing of an agreement between CASCO and an engineering firm to build a prototype, 50% of the options granted are vested and unexercised. Intrinsic value related to these options is immaterial and no expense has been recognized related to the options as of September 30, 2002.

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

On October 1, 2002, the Company awarded 5,000,000 stock options at a price of $.03 per share, to the President, Andrew Benson for his continued service to the Company and in recognition of salary waived over the past twelve months. These stock options were exercised in October 2002 and the Company recognized a charge to compensation in the amount of $150,000 at that time.

On November 1, 2002, the Company's subsidiary, CASCO, entered into an agreement with an engineering firm to perform analysis of the current CAS modulation scheme and design a product development plan and specification for the prototype system being developed elsewhere. The projected cost of the project is $36,000 plus incidental expenses which is payable either in cash or comparable value in equity in the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The registrant's principal executive officer and principal financial officer has evaluated the effectiveness of the registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to the filing date of this quarterly report and has concluded that disclosure controls and procedures of the registrant have ensured that material information relating to the registrant, including its consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this quarterly report is being prepared.

     There were no significant changes in the registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

FACTORS THAT MAY EFFECT FUTURE RESULTS

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

        Any failure of DataMEG Corp to generate revenues would prevent it from achieving and/or maintaining profitability. DataMEG Corp has incurred losses since inception and expects to continue to incur losses in the future. As of September 30, 2002, DataMEG Corp had an accumulated deficit of $12.1 million. DataMEG Corp has not achieved profitability on a quarterly or annual basis, and DataMEG Corp anticipates that it will continue to incur net losses.

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

                          PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS On October 29, 2001, the Company signed a Confessed Judgment Promissory Note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the Promissory Note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a Notice of Default relating to the Promissory Note and as of January 1, 2002 the outstanding balance began to accrue interest at a rate of 18%.

Furthermore, on December 18, 2001 the Company entered into a short-term loan agreement with the same investor involved in the investment agreement discussed above, in an amount equal to $120,000. The proceeds of this short-term loan agreement were received in January 2002. Principal and interest on the loan were due April 15, 2002. Among other things, the loan was secured by approximately
3.7 million shares of the Company's stock owned and pledged by the Company's President, Andrew Benson. In consideration for this short-term loan agreement, the Company issued 1,000,000 shares of common stock on December 21, 2001, the value of which has been recorded as financing costs in the income statement. On May 17, 2002, the investor filed suit against the Company and the Company's President, Andrew Benson for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principle and the interest was recorded in the balance sheet of the Company. This liability was satisfied in full by the pledged shares in August 2002. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to reimburse him for the loss of the pledged stock.

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock for the sum of eighty percent (80%) of the net re-sale proceeds of the stock. Based on this agreement, the Company issued 5,000,000 shares of common stock to the investor on February 14, 2002 and the investor advanced $192,500 to the Company as partial payment toward the stock on February 16, 2002. In the event that 80% of the net re-sale proceeds of the stock is below the amount previously advanced, the Company will be required to repay the difference. On March 6, 2002, certain terms related to the re-sale of the stock were amended including requiring the Company's President, Andrew Benson to accept personal liability for all the obligations of the Company under the stock sale agreement. As of May 10, 2002, the projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002 for the return of an undetermined balance of the advance. This case was remanded to a court ordered mediator, however since then, the Company has been able to negotiate a settlement with the investor by issuing the investor an additional 5,000,000 shares of common stock in August 2002.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K


(a) EXHIBIT

EXHIBIT                         INDEX
----------                      ----------------
99.01                           News Release - Aug. 01, 2002
99.02                           News Release - Aug. 06, 2002
99.03                           News Release - Sep. 27, 2002

(b) Reports filed on Form 8-K:

    NO REPORTS ISSUED THIS QUARTER.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DATAMEG CORP.

        Date: November 19, 2002      By: /s/ Andrew Benson
                                             -------------
                                             Andrew Benson
                                             President and Sole Director
                                            (Principal Executive Officer)

================================================================================


                                 CERTIFICATIONS
                               SEPTEMBER 30, 2002

I, Andrew Benson have reviewed this quarterly report on Form 10-Q of DATAMEG CORP.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002
                                     By: /s/ Andrew Benson
                                             -------------
                                             Andrew Benson
                                             President and Sole Director
                                            (Principal Executive Officer)

================================================================================


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Reclamation Consulting and Applications, Inc. (the"Company") for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Andrew Benson, President of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                     By: /s/ Andrew Benson
                                             -------------
                                             Andrew Benson
                                             President and Sole Director
                                            (Principal Executive Officer)
Dated: November 19, 2002