Form 10KSB
period 2002-12-31
DATAMEG CORP
filed 2003-04-16
CIK 716749

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB
                              (Mark one)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                          December 31, 2002

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  _________ to ___________

                    Commission file number 0-12493

                            DATAMEG CORP.
        (Exact Name of Registrant As Specified In Its Charter)

             NEW YORK                          13-3134389
       (State or other jurisdiction of            (IRS Employer
     incorporation or organization)          Identification No.)

        20 Park Plaza, Suite 463, Boston, MA          02116
             (Address of Principal Office)           Zip Code

                            (617) 948-2680
         (Registrant's Telephone Number, Including Area Code)

         1000 St. Albans Rd, Suite 210, Raleigh, NC 27609
         Former Name, Former Address and Former Fiscal Year,
                     if Changed Since Last Report

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

                Common stock par value $0.01 per share
          124,911,990 shares outstanding at December 31, 2002

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

Item 3.   Legal Proceedings........................................................9-10

Item 4.   Submission of Matters to a Vote of Security Holders........................10

Part II.

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters............................................10

Item 6.   Managements Discussion and Analysis or Plan of Operation.................10-11

Item 7.   Financial Statements

          Consolidated Balance Sheets - December 31, 2001 (audited)
            and December 31, 2002 (audited).........................................F-2

          Consolidated Statements of Operations
            For the Year Ended December 31, 2001 (audited);
            For the Year Ended Ended December 31, 2002(audited);
            and Cumulative From Inception (January 13, 1999)
            to December 31, 2002 (unaudited)........................................F-3

          Consolidated Statements of Stockholders' Equity (Deficit)
            From Inception (January 13, 1999) to December 31, 1999 (audited);
            For the Year Ended December 31, 2000 (audited);
            For the Year Ended December 31, 2001 (audited);and
            For the Year Ended December 31, 2002 (audited)..........................F-4

          Consolidated Statements of Cash Flows -
            For the Year Ended  December 31, 2001 (audited);
            For the Year Ended December 31, 2002 (audited); and
          From Inception (January 13, 1999) to December 31, 2002 (unaudited)........F-5

          Notes to Financial Statements .....................................F-6 - F-22


Item 8.   Changes in and Disagreements with Accountants on Accounting
          And Financial Disclosures..................................................16

Part III.

Item 9.  Directors and Executive Officers of the Registrant..........................17

Item 10.  Executive Compensation.....................................................18

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.................................19

Item 12.  Certain Relationships and Related Transactions.............................20

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............21

Item 14.  Controls and Procedures....................................................22


SIGNATURES      PART 1

ITEM 1.   BUSINESS

CERTAIN INFORMATION IN THIS ANNUAL REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMEDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR THE PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE ECONOMIC CONDITIONS OR PERFORMANCE AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, "FORWARD-LOOKING STATEMENTS" CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS "FORWARD- LOOKING STATEMENTS" ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS "FORWARD-LOOKING STATEMENTS" WILL PROVE TO BE CORRECT, AN ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S "FORWARD-LOOKING STATEMENTS." THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY OTHER "FORWARD-LOOKING STATEMENTS," ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED IN ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ITEM 7A "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

OVERVIEW

We are a New York corporation and were incorporated in October 1982 as The Viola Group, Inc.. In August 2000 we exchanged 90% of our common stock for 100% of the stock of DataMEG Corporation, a Virginia corporation that was incorporated in January 1999. We subsequently changed our name to DataMEG Corp and are the successor in business operations to DataMEG Corporation, which exists as a wholly owned subsidiary of ours.

We are a development stage technology company focused on developing new technologies, software applications, and products primarily serving the telecommunications sector. We are developing a high-speed data transmission processor that will attempt to use cable network systems as the communication medium to interface between the transmission source and the receiving entity. We refer to this process as a Communications Acceleration System ("CAS"). CAS uses our proprietary Tone Frequency Modulation technology that allows for data transmissions over cable, as well as other existing communications mediums such as ISDN, T1, POTS and DSL lines.

Besides DataMEG Corporation, we have two other subsidiaries: CAS Communications, Inc., of which we own 40% and North Electric Company, Inc. which we wholly own. CAS Communications was formed in August 2001 to commercialize our CAS technology. We executed a merger agreement with North Electric Company, Inc. in Raleigh, North Carolina on December 10, 2001 which was finalized in April 2002. North Electric Company, Inc. focuses on bringing products to the telecommunications sector that serve to address specific industry needs and will partner or collaborate as appropriate to leverage or maximize the value proposition implicit in these products.

Our principal executive offices are located at 20 Park Plaza, Suite 463, Boston, MA 02116.

Development of CAS Technology

We have been developing our proprietary Communication Acceleration System (CAS) technology since inception in January 1999. CAS is a high-speed data processor that is designed to utilize cable networks as its primary transmission medium. The project work is now being performed at CAS Communications, Inc. They have filed for patent protections pertaining to the technology, now referred to the Multi Phase Poly Tone System (MPTC), as well as foreign patent protection applications. We expect these filings to result in patent grants some time in the future.

The basis of the CAS technology and its proprietary developments include the use of multiple tone-pair configurations, narrowly spaced in the voice frequency range. The transmission configuration is comprised of the use of short-duration tones, sent and received as data "pointers" to a set data encryption table, rather than sending the data directly.

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

The target market for CAS intellectual property is the high- speed data service subscribers which can not be served by the current DSL technology. This target market is defined as impaired and/or extended copper loops as well as digital loop carriers (DLC). This market is more than 50% of the 200 million lines in the U.S. as identified in a DSL Forum report, "DSL Anywhere: A paper designed to provide options for Service Providers to extend the reach of DSL into previously un-served areas". At the end of 2000, approximate 1% of U.S. lines (2.1 million) were DSL subscribers.

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

As a result of this transaction, NECI became a wholly owned subsidiary of the Company. In addition, the purchase consideration included the payment of $150,000 in cash and the issuance of 1,430,000 shares of the Company's common stock to NECI, prior to the merger, to support NECI's operations prior to the
merger.    The acquisition has been accounted for under the purchase method.
The total purchase price of approximately $1,090,000 includes cash of $150,000, common stock valued at approximately $483,000 and liabilities assumed of approximately $457,000. Of the purchase price, approximately $13,000 was allocated to property and equipment and miscellaneous current assets, approximately $207,000 was allocated to goodwill and approximately $870,000 was allocated to in-process research and development. The in-process research and development was charged to research and development expenses as of the date of the merger. The consolidated statement of operations for 2002 includes the operations of NECI from April 24, 2002 through December 31, 2002. None of the goodwill will be recorded for income tax purposes.

North Electric Company, Inc.focuses on bringing products to the telecommunications sector that serve to address specific industry needs and will partner or collaborate as appropriate to leverage or maximize the value proposition implicit in these products.As a result of the acquisition, the Company acquired goodwill of approximately $207,000, much of this was due to a projection of the value of NECI in the future based upon discounting future cash flows expected to be received as NECI is able to market its software products.

NECI is a development stage enterprise that commenced operations during October 2001. Had the purchase occurred on January 1, 2002, the net loss reported in the consolidated statement of operations would have increased by approximately $625,000 to approximately $3,465,000. Net loss per common share, basic and diluted, would have been approximately 47,601,381 per share. Most of the increase in expenses would be attributable to increased research and development expenses.

The company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

DataMEG Corp. continued to finance its operations in 2002 primarily through issuance of capital stock in lieu of compensation to vendors and through equity financings. The Company has been successful to date with cash infusions from capital stock sales and other debt obligations. DataMEG Corp.'s ongoing ability to access capital may or may not diminish depending on market conditions. DataMEG Corp. believes that the current cash, cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. Management continues to prioritize the securing of financing that optimizes both the Company and shareholder interests.

During 2002 the fourth quarter of 2002, the Company entered into several stock purchase agreements with certain investors to purchase shares of the Company's common stock. The purchase price was discounted based upon market conditions at time of issuance of the stock and subsequent The Company is holding advances in
the amount of $35,000 for which stock was not issued.   Management believes that
the investors defaulted on the stock purchase agreements and the investors believe that the Company has defaulted on the stock purchase agreements. The investors are claiming losses in excess of $160,000. Although the Company has recorded a liability to issue stock in the amount of $50,000, the final settlement between all parties cannot be readily determined at this time.

Furthermore, on December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President On May 17, 2002, the investor filed suit against the Company and the Company's Presidentfor the principal, accrued interest, legal fees and related damages. A liability in the amount of the principle and the interest was recorded in the balance sheet of the Company. This liability was satisfied in full by the receipt of the pledged shares in August 2002. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to reimburse him for the loss of the pledged stock.

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock. The investor advance the Company $192,500 against the discounted market value of the shares at at a The projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002 for the return of an undetermined balance of the advance. The investor received a judgement in the amount of $253,859 and applied proceeds from the sale of the stock issued in February 2002 of $111,471 for a balance of $142,388 as of December 31, 2002. In addition, the Company agreed to issue the investor an additional 10,000,000 shares of common stock of which the net proceeds will be applied to the current balance.

ITEM 2.   PROPERTIES

We lease approximately 500 square feet of general office space at 20
Park Plaza, Boston, MA 02116 which is used as our principal executive offices. The lease term is month to month and provides for monthly rent of $ 1,200.

Our wholly owned subsidiary, NECI, leases approximately 2500 square feet of space at One Springfield Place, 6131 Falls of the Neuse, Raleigh, NC 27609. The lease is a sub-lease and the term is for twenty (20) months beginning April 1, 2003 and expiring November 30, 2004 and with monthly rents of $2,383.33.

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

During 2002 the fourth quarter of 2002, the Company entered into several stock purchase agreements with certain investors to purchase shares of the Company's common stock. The purchase price was discounted based upon market conditions at time of issuance of the stock and subsequent The Company is holding advances in
the amount of $35,000 for which stock was not issued.   Management believes that
the investors defaulted on the stock purchase agreements and the investors believe that the Company has defaulted on the stock purchase agreements. The investors are claiming losses in excess of $160,000. Although the Company has recorded a liability to issue stock in the amount of $50,000, the final settlement between all parties cannot be readily determined at this time.

Furthermore, on December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President On May 17, 2002, the investor filed suit against the Company and the Company's Presidentfor the principal, accrued interest, legal fees and related damages. A liability in the amount of the principle and the interest was recorded in the balance sheet of the Company. This liability was satisfied in full by the receipt of the pledged shares in August 2002. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to reimburse him for the loss of the pledged stock.

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock. The investor advance the Company $192,500 against the discounted market value of the shares at at a The projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002 for the return of an undetermined balance of the advance. The investor received a judgement in the amount of $253,859 and applied proceeds from the sale of the stock issued in February 2002 of $111,471 for a balance of $142,388 as of December 31, 2002. In addition, the Company agreed to issue the investor an additional 10,000,000 shares of common stock of which the net proceeds will be applied to the current balance.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In December 2003, the Company desired to amend their certificate of incorporation with the state of New York to increase the number of authorized shares of common stock and preferred stock from 130,000,000 to 185,000,000. In order to do so they submitted the matter to a vote of a majority of shareholders. The number of shareholders contacted was twenty-four and all shareholders contacted consented to the increase in the number of authorized common and preferred shares. The Company filed a certificate of amendment of the certificate of incorporation with the state of New York and was accepted on December 31, 2002.


PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stockholder Matters

The following table sets forth the ranges of high and low sales prices of DataMEG Corp. Common Stock for each quarter since June 30, 2000.

                                                         High        Low
                                                        ------      ------
July 01, 2000 through September 18,2000
VIOL                                                    $4.000      $1.375

September 19, 2000 through September 30, 2000
DTMG                                                    $2.562      $1.437

October 1, 2000 through December 31, 2000               $4.562      $0.531

January 1, 2001 through March 31, 2001                  $4.500      $2.000

April 1, 2001 through June 30, 2001                     $2.656      $0.400

July 1, 2001 through September 30, 2001                 $1.900      $0.300

October 1, 2001 through December 31, 2001               $0.510      $0.100

January 2, 2002 through March 31, 2002                  $0.120      $0.050

April 1, 2002 through June 30, 2002                     $0.060      $0.010

July 1, 2002 through September 30, 2002                 $0.050      $0.020

October 1, 2002 through December 31, 2002               $0.050      $0.020


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

6A. SELECTED FINANCIAL INFORMATION

                                                      Year             Year           Cumulative
                                                      End              End          Since Inception
                                                      2001             2002       (January 13, 1999)
                                                -------------      -----------    ------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
REVENUE:                                        $           -     $          -      $           -

OPERATING EXPENSES:
        Research and development                $     612,154     $  1,232,209      $   2,507,289
        General and administrative              $   2,037,602     $  1,383,288      $  10,589,098
                Total Operating expenses        $   2,649,756     $  2,615,497      $  10,480,890

        Loss from operations                    $  (2,649,756)    $ (2,649,756)     $ (13,096,387)

OTHER INCOME (EXPENSES):                        $  (   87,121)    $  ( 236,740)    $ (    323,205)

NET LOSS BEFORE BENEFIT FOR
        INCOME TAXES AND MINORITY INTEREST:     $  (2,736,877)    $  (2,852,237)    $ (13,419,592)

        Benefit for income taxes                $       -         $       -         $      -

MINORITY INTEREST                               $       -         $      13,012     $      13,012

NET LOSS                                        $  (2,736,877)    $  (2,839,225)    $ (13,406,580)

Net loss per common share
        (basic and diluted)                     $       (0.08)    $       (0.04)    $       (0.29)
Weighted average number of common
        shares outstanding                         33,245,571        69,930,236        46,396,017


                                                       As of December 31,
                                                      2001            2002
BALANCE SHEET DATA:                             ------------      -----------
Total assets                                    $    159,923      $   222,103
Working capital (deficit)                       $( 1,097,880)     $(2,374,366)
Total stockholders' equity (deficit)            $(   945,556)     $(2,149,237)

6B.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

CERTAIN INFORMATION IN THIS ANNUAL REPORT MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMEDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR THE PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE ECONOMIC CONDITIONS OR PERFORMANCE AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, "FORWARD-LOOKING STATEMENTS" CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS "FORWARD- LOOKING STATEMENTS" ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS "FORWARD-LOOKING STATEMENTS" WILL PROVE TO BE CORRECT, AN ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S "FORWARD-LOOKING STATEMENTS." THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY OTHER "FORWARD-LOOKING STATEMENTS," ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED BELOW.

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

As a result of this transaction, NECI became a wholly owned subsidiary of the Company. In addition, the purchase consideration included the payment of $150,000 in cash and the issuance of 1,430,000 shares of the Company's common stock to NECI, prior to the merger, to support NECI's operations prior to the
merger.    The acquisition has been accounted for under the purchase method. The total purchase price of approximately $1,090,000 includes cash of $150,000, common stock valued at approximately $483,000 and liabilities assumed of approximately $457,000. Of the purchase price, approximately $13,000 was allocated to property and equipment and miscellaneous current assets, approximately $207,000 was allocated to goodwill and approximately $870,000 was allocated to in-process research and development. The in-process research and development was charged to research and development expenses as of the date of the merger. The consolidated statement of operations for 2002 includes the operations of NECI from April 24, 2002 through December 31, 2002. None of the goodwill will be recorded for income tax purposes.

North Electric Company, Inc.focuses on bringing products to the telecommunications sector that serve to address specific industry needs and will partner or collaborate as appropriate to leverage or maximize the value proposition implicit in these products.As a result of the acquisition, the Company acquired goodwill of approximately $207,000, much of this was due to a projection of the value of NECI in the future based upon discounting future cash flows expected to be received as NECI is able to market its software products.

NECI is a development stage enterprise that commenced operations during October 2001. Had the purchase occurred on January 1, 2002, the net loss reported in the consolidated statement of operations would have increased by approximately $625,000 to approximately $3,465,000. Net loss per common share, basic and diluted, would have been approximately 47,601,381 per share. Most of the increase in expenses would be attributable to increased research and development expenses.

These financial statements are those of the Subsidiary, with adjustments to reflect the changes in equity structure resulting from the share exchange, creation of CASCO and the merger with NECI.

The Company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

As of December 31, 2002, the Company had issued options to consultants to purchase approximately 5,924,520 shares of common stock at prices ranging from $.0126 to $5.00 per share for persons who had performed services for the Company. Of these options, as of December 31, 2002, 224,520 options have expired and none have been exercised. In January 2003, a consultant exercised 3,000,000 of the above referenced stock options and shares were issued subsequently.

>From DataMEG Corporation's inception in January 1999 through December 2002, operating activities consisted primarily of research and development, product design, and development and testing of the CAS technology and NECI technology. During this period, DataMEG Corporation has focused on developing this technology using its internal resources, primarily, its Senior Technology Officer and other external product development- engineering firms. Since inception, DataMEG Corporation has incurred operating losses, and as of December
31, 2002, had an accumulated deficit of $13.4 million.   DataMEG Corporation has
not realized any operating revenue nor has it achieved profitability on a quarterly or on an annual basis. While DataMEG Corp is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

The Company continued its policy through the fourth quarter of 2002 of conserving capital by rigorously controlling general and administrative expenses and directing both financial and human resources towards validating, both technically and commercially, the CAS and NECI technology. Management also pursued efforts on stabilizing its financial condition through efforts to access both private and public sources of funding. These efforts are reflected in the annual results and further discussion in the Current Developments section that follows.

Revenues for the three months ended and year to date December
31, 2002 were $0 (zero) as well as for the corresponding periods in the prior year.

Cost of Revenues for the three months ended and year to date December 31, 2002 were $0 (zero) as well as for the corresponding periods in the prior year.

Net loss for the three months ended December 31, 2001 was approximately $760,000 compared to a loss of approximately $407,000 for the three months ended September 30, 2001. The increase in the net loss was primarily attributable to increases in expenses relating to R&D and compensation to employees and consultants.

Research and development expenses were approximately $173,000 for the three months ended December 31, 2001 compared to approximately $204,333 for the same period ended in the prior year. The decrease in expenses was primarily due to decreased costs associated with non-recurring engineering costs incurred in 2001 and beginnng of 2002 . Research and development costs in 2002 were for prototype expenses for the design and development and third party evaluation of the CAS technology and in-process R&D related to North Electric Company, Inc. for product development scheduled for a first release in mid- 2003. Research and development is essential to DataMEG Corp. and its subsidiaries' future success and it expects that the amounts for research and development expenses will remain constant in future periods until product releases generate sufficient revenue to move the company from development stage status.

In 2002, the Company entered into agreements with several vendors to provide contract accounting services, temporary operations management services corporate legal services and research and development. The Company agreed to issue most of the vendors unrestricted shares of stock in lieu of cash compensation and for reimbursed expenses. The Company issued approximately 35,553,000 shares in the period January through December of 2002 and recorded a charge to the Statement of Operations for consulting fees, legal fees and accounting fees in the amount of $702,000 for the year ended December 31, 2002. It is anticipated that there will be additional fees related to accounting, operations management corporate legal services and research and development in the future.

Compensation paid and accrued to officers and other key employees employees was approximately $170,000 for the three months ended December 31, 2002 as compared to $246,000 for the same periods in the prior year. The decrease in compensation is due the to decrease in salary and wages awarded to the President of the Company in 2002. A liability of approximately $305,000 has been recorded related to salaries and wages due to officers and a key employee at December 31, 2002. At December 31, 2002, the Company was indebted to officers and stockholders in the amount of $63,680 for expenses incurred on behalf of the Company. As of December 2002, no officer, employees or stockholders were indebted to the Company.

General and administrative expenses were approximately $445,000 for the three months ended December 31, 2001 compared to approximately $240,000 for the same period in the prior year. The increase in expenses reflects the increase of costs related to rent, consulting fees, compensation, accounting, legal and other various expenses as previously noted.


DataMEG Corp. continued to finance its operations in the fourth quarter of 2002 primarily through issuance of capital stock in lieu of compensation to vendors. The Company has been successful to date with cash infusions from capital stock sales and other debt obligations. DataMEG Corp.'s ongoing ability to access capital may or may not diminish depending on market conditions. DataMEG Corp. believes that the current cash, cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. Management continues to prioritize the securing of financing that optimizes both Company and shareholder interests.

YEAR END DECEMBER 2002 COMPARED TO YEAR END DECEMBER 2001

Revenues for the year ended December 31, 2002 were $0 (zero) as well as for the corresponding period in the prior year. No revenues were reported for the three-month period ending December 31, 2002 as well as for the corresponding period in the prior year.

Cost of Revenues for the year ended December 31, 2002 were $0 (zero) as well as for the corresponding period in the prior year. None were reported for the three-month period ending December 31, 2002 as well as for the corresponding period in the prior.

Research and development expenses were approximately $1,232,000 for the year ended December 31, 2001 compared to approximately $612,000 for the same period in the prior year. The increase in expenses was primarily due to increased costs associated with non- recurring engineering costs and an increase in prototype expenses for the design and development of the CAS technology and in-process research and development related to North Electric Company, Inc. and its product development efforts.

Compensation paid and accrued to officer and other key employees was $640,358 for the year ended December 31, 2002 compared to $494,000 for the same period the prior year. As of December 31, 2002, the Company was indebted to an officers and stockholders for expenses incurred on behalf of the Company and unpaid compensation in the amount of $63,680. As of December 31, 2002, no officer or stockholder was indebted to the Company. 12,200,000 shares of common stock was issued to officers and employees for compensation and for reimbursements of amounts paid on behalf of DataMEG Corp. for approximately $131,000.

General and administrative expenses were approximately $1,393,000 for the year ended December 31, 2002 compared to approximately $2,038,000 for the same period in the prior year. The net decrease in general and administrative expenses was primarily attributable to a reduction in professional fees, consulting fees.

Net loss for the year ended December 31, 2002 was approximately $2,876,910 compared to a loss of approximately $2,737,000 for the year ended December 31, 2001. The increase in the net loss was primarily attributable to increases in research and development expense,consulting fees and interest expense.

Cash used in operating activities for the year ended December,2002 was approximately $523,000. Cash used in investing activities was approximately $149,000 for the year ended December 31, 2002. Cash provided by financing activities was approximately $675,000 for the year ended December 31, 2002

CURRENT DEVELOPMENTS

The Company executed a merger agreement with North Electric Company, Inc. in Raleigh, North Carolina on December 10, 2001 which will be finalized in April 2002. Under the merger agreement, the merger would become effective on the first date on which: (a) a Registration Statement is effective and (b) we had raised a pre- determined amount of funding and (c) we continued to fund North Electric Company, Inc.'s operations at a fixed monthly amount. On March 1,2002 the Company and North Electric Company, Inc. signed a final unconditional merger agreement, which, effectively waived all of the above noted conditions to final merger.

North Electric Company, Inc., is a communications networking- solutions company located in North Carolina's Research Triangle. North Electric Company, Inc.'s mission is to develop software technologies and products that integrate and leverage the recent proliferation of next generation networking technologies within the communications industry. This group will focus on bringing products to the telecommunications sector that serve to address specific industry needs rather than displace a competing product. Time to market, critical mass for the market served and an immediately exploitable client base will be key criteria in evaluating any investment in product development. A more complete overview of North Electric Company, Inc. follows.

Description of Primary Industry

The last decade has seen many new networking technologies conceived and promoted by various industry participants: Equipment vendors, network operators, and standards organizations. We have seen the evolution of the network from monolithic, fixed bandwidth time- division multiplexed (TDM) architectures to a packet-based (IP) network infrastructure that makes more efficient use of network resources. Dynamic routing protocol and traffic engineering evolutions
(MPLS) and innovative connection control mechanisms (Softswitch) are enhancing packet networks to provide new carrier class services while lowering capital and operating costs. This, coupled with increased bandwidth availability, has launched a whole new class of network services such as high-speed data networking access (DSL and Cable Modem), packetized voice (VoIP), virtual private networking (VPN), and guaranteed Quality of Service (QoS) data connections.

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

Market Size

The global market for next-generation communications networking products is large and growing rapidly, as evidenced by these estimates from various industry analysts:

Worldwide revenues for next generation voice products are forecasted to total $6 billion in 2004. The voice services market is expected to grow to US$41 billion by 2005. The market for voice over broadband equipment will reach $646 million by 2004, representing a 63% CAGR over the forecast period. The North American network edge switching and routing market reached $7.6 billion in 2000, and is expected grow at a CAGR of 44% to $33 billion by 2004. IP-centric network edge equipment will account for almost 60% of equipment vendor revenues by 2004 vs. some 37% in 2000. VoIP is rapidly emerging as an alternative to the traditional telephone network, with gateway and gatekeeper revenues projected to increase from $3.7 billion last year to $12.3 billion in 2006. Enhanced and high-end bundled services and applications delivered into the home will create phenomenal growth in the residential gateway market, with revenues forecast to increase from $267 million last year to $7.1 billion by 2006 Enterprises migrating voice from traditional networks to data networks will create a $16.5 billion dollar global IP-PBX market by 2006. The market for service creation devices, which enable service providers to offer IP- based value-added network services, is expected to grow at a projected CAGR of over 90% during the 2000-2004 period. Web based VoIP communications service revenues will increase from $208 million this year to $16.5 billion by the end of 2004.

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

6c. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Any failure of DataMEG Corp to generate revenues would prevent it from achieving and/or maintaining profitability. DataMEG Corp has incurred losses since inception and expects to continue to incur losses in the future. As of December 31, 2001, DataMEG Corp had an accumulated deficit of $13.5 million. DataMEG Corp has not achieved profitability on a quarterly or annual basis, and DataMEG Corp anticipates that it will continue to incur net losses.

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

        DataMEG Corp is dependent on the CAS technology and its future applications, its success in developing those products in development stage as a result of the merger with North Electric Company, Inc. and future growth in revenues depends on the commercial success and acceptability of this line of communication products. There can be no assurances that DataMEG Corp will be successful in completing the development or introduction of these CAS products and those of North Electric Company, Inc Failure of current or planned products to operate as expected could delay or prevent their adoption.

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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)

                       Consolidated Financial Statements
                              For the Years Ended
                           December 31, 2001 and 2002


                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                       Consolidated Financial Statements
                 For the Years Ended December 31, 2001 and 2002



CONTENTS                                                PAGE
-----------                                         ----------
Consolidated Financial Statements:

Auditor's report                                        F-1

Balance sheets                                          F-2

Statements of operations                                F-3

Statements of stockholder's equity (deficit)            F-4,5

Statements of cash flows                                F-6,7

Notes to Consolidated Financial Statements              F-8-17
===============================================================

NDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS DATAMEG CORP. (A DEVELOPMENT STAGE ENTERPRISE), Boston, MA

We have audited the accompanying consolidated balance sheets of DATAMEG CORP. AND SUBSIDIARIES, (a development stage enterprise), (the "Company") as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DATAMEG CORP. AND SUBSIDIARIES, as of December 31, 2001 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


/s/
Hoffman, Fitzgerald & Snyder, P.C.
McLean, Virginia
April 14, 2003

=================================================================




                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets



                                                 December 31,  December 31,
                                                    2001          2002


ASSETS

CURRENT ASSETS:
 Cash                                          $      6,932   $     9,319
   Total current assets                               6,932         9,319

PROPERTY AND EQUIPMENT, net                          13,231         6,038

OTHER ASSETS:
 Due from shareholders                                 -             -
 Goodwill                                              -          206,746
 Patents                                            127,274          -
 Deposits                                            12,486          -
   Total other assets                               139,760       206,746
                                                ------------  ------------
                                                $   159,923   $   222,103


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Capital lease obligation                       $    10,838   $     8,302
 Promissory note                                    568,382       701,743
 Accounts payable and accrued expenses              478,167       818,752
 Accrued salaries and wages                             -         538,248
 Due to stockholders and officers                    21,616        63,680
 Convertible subordinated debentures                 25,000        25,000
 Liability for stock to be issued                       809       227,960
   Total current liabilities                      1,104,812     2,383,685
                                                 -----------   ----------
   Total liabilities                              1,104,812     2,383,685

COMMITMENTS AND CONTINGENCIES                          -             -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY            667       (12,345)

STOCKHOLDERS'  EQUITY (DEFICIT):
 Class A convertible preferred stock, $.01 par
  value, 5,000,000 shares authorized at December 31,
  2001 and 8,000,000 shares authorized at December
  31, 2002; 2,000,000 shares outstanding at
  December 31,2002                                     -           20,000
 Class B convertible preferred stock, $.10 par
  value, none authorized at December 31, 2001
  and 150,000 shares authorized at December 31,
  2002; 75,000 shares issued and outstanding at
  December 31,2002                                     -            7,500
 Common stock, $.01 par value; 75,000,000 authorized
  at December 31, 2002 and 125,000,000 shares
  authorized at December 31, 2002; 40,639,821 shares
  and 124,911,990 shares issued and outstanding at
  December 31,2001 and December 31, 2002             406,398     1,249,120
 Common stock subscriptions receivable                  (56)          (56)
 Additional paid-in capital                       9,185,817     9,899,273
 Common stock warrants                                 -           25,000
 Stock options                                      169,890       103,906
 Deferred compensation                                 -          (47,400)
 Deferred financing costs                          (140,250)       -
 Accumulated deficit during development stage    (10,567,35)  (13,406,580)
   Total stockholders' equity (deficit)            (945,556)   (2,149,237)
                                                  ----------   -----------
                                                $   159,923   $   222,103


The accompanying notes are an integral part of these consolidated financial statements.

                         DataMEG Corp. and Subsidiaries
                        (A Development State Enterprise)
                     Consolidated Statements of Operations


                                                                                                  Cumulative
                                           Year Ended                Year Ended               from inception
                                           December 31,            December 31,           (January 13, 1999)
                                              2001                         2002            December 31, 2002
                                                                                               (unaudited)


REVENUE                                   $         -               $         -                $           -

COST OF REVENUES                                    -                         -                            -
 Gross Profit                                       -                         -                            -

OPERATING EXPENSES
 General and administrative                 2,037,602                 1,383,288                   10,589,098
 Research and development                     612,154                 1,232,209                    2,507,289
  Total operating expense                   2,649,756                 2,615,497                   13,096,387

 Loss from operations                      (2,649,756)               (2,615,497)                 (13,096,387)

OTHER INCOME (EXPENSES):
 Interest income                                  210                        15                          225
 Interest expense                             (12,323)                 (109,481)                    (129,678)
 Loss on acquisition fee                      (73,950)                        -                      (73,950)
 Loss on disposal of property
  and equipment                                (1,058)                        -                       (1,058)
 Loss on impairment of a
  tangible asset                                    -                  (127,274)                    (127,274)
 Realized gains on sale                             -                         -                        8,530
  Total other income (expenses)               (87,121)                 (236,740)                    (323,205)

LOSS BEFORE BENEFIT FOR
 INCOME TAXES AND MINORITY
 INTEREST                                  (2,736,877)               (2,852,237)                 (13,419,592)

 Benefit for income taxes                           -                         -                            -

LOSS BEFORE MINORITY INTEREST              (2,736,877)               (2,852,237)                 (13,419,592)

MINORITY INTEREST                                   -                    13,012                        13,012

NET LOSS                              $    (2,736,877)               (2,839,225)                 (13,406,580)

Net loss per common share
 (basic and diluted)                  $         (0.08)                    (0.04)                       (0.18)

Weighted average number of
 common shares outstanding                 33,245,571                68,868,382                   75,841,165



The accompanying notes are an integral part of these consolidated financial statements.


                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
           Consolidated Statements of Stockholders' Equity (Deficit)



                                                         Preferred                              Common
                                                          Stock      Series A   Series B         Stock
                                                          Shares     Preferred  Preferred       Shares           Common
                                                        Outstanding  Stock       Stock        Outstanding         Stock


Balance, January 13, 1999                                       -          -          -               -                -

Stock issuances                                                 -          -          -       2,182,803           21,828
Stock issuances in lieu of cash for compensation                -          -          -      27,471,040          274,710
Net loss (comprehensive net loss)                               -          -          -               -                -
Balance, December 31,  1999                                     -          -          -      29,653,843          296,538

Stock issuances                                                 -          -          -          46,784              468
Stock issuances in lieu of cash for compensation                -          -          -       1,905,000           19,050
Conversion of debentures                                        -          -          -          38,000              380
Stock options, exercised for cash                               -          -          -         174,588            1,746
Stock options granted                                           -          -          -               -                -
Post share exchange adjustment                                  -          -          -         117,180            1,172
Share exchange                                                  -          -          -       3,300,007           33,000
Net loss (comprehensive net loss)                               -          -          -               -                -
Balance, December 31,  2000                                     -          -          -      35,235,402          352,354

Stock issuances                                                 -          -          -          33,308              333
Stock issuances in lieu of cash for compensation                -          -          -       5,300,515           53,005
Conversion of debentures                                        -          -          -           7,996               80
Stock subscription receivables reductions                       -          -          -               -                -
Stock options granted and exercised                             -          -          -          62,500              626
Stock optons expired                                            -          -          -               -                -
Net loss (comprehensive net loss)                               -          -          -               -                -
Balance, December 31, 2001                                      -          -          -      40,639,821          406,398

Common Stock issuances                                          -          -          -      43,219,442          432,195
Common stock issuances in lieu of compensation                  0          0          0      35,552,727          355,527
Stock options granted and expired                               0          0          0               -                -
Common stock warrants                                           0          0          0               -                -
Preferred Stock issuances                               4,150,000     40,000     15,000               -                -
Preferred stock conversions to common stock            (2,075,000)   (20,000)   ( 7,500)      5,500,000           55,000
Net Loss (comprehensive net loss)                               -          -          -               -                -
Balance, December 31, 2002                              2,075,000  $  20,000 $    7,500     124,911,990    $   1,249,120


The accompanying notes are an integral part of these consolidated financial statements.


                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
           Consolidated Statements of Stockholders' Equity (Deficit)
                                  (continued)



                                                                          Common                     Common
                                                                           Stock           Common     Stock options
                                                          Additional     Subscriptions      Stock     Granted and
                                                         Paid-in Capital  Receivable      Warrants   not exercised


Balance, January 13, 1999                                         -             -             -      $          -

Stock issuances                                           1,026,079             -             -                 -
Stock issuances in lieu of cash for compensation           (162,210)      (31,300)            -                 -
Net loss (comprehensive net loss)                                 -             -             -                 -
Balance, December 31,  1999                                 863,869       (31,300)            -                 -

Stock issuances                                             695,232             -             -                 -
Stock issuances in lieu of cash for compensation          4,607,338      (622,696)            -                 -
Conversion of debentures                                     94,610             -             -                 -
Stock options, exercised for cash                            15,713        (2,566)            -                 -
Stock options granted                                             -             -             -           152,341
Post share exchange adjustment                               (1,172)            -             -                 -
Share exchange                                              (61,900)            -             -                 -
Net loss (comprehensive net loss)                                 -             -             -                 -
Balance, December 31,  2000                               6,213,690      (656,562)            -           152,341

Stock issuances                                              92,067             -             -                 -
Stock issuances in lieu of cash for compensation          2,852,524             -             -                 -
Conversion of debentures                                     19,920             -             -                 -
Stock subscription receivables reductions                         -       656,195             -                 -
Stock options granted and exercised                           5,635             -             -            19,530
Stock optons expired                                          1,981             -             -            (1,981)
Net loss (comprehensive net loss)                                 -             -             -                 -
Balance, December 31, 2001                                9,185,817           (56)            -      $    169,890

Common Stock issuances                                      244,526             -             -                 -
Common stock issuances in lieu of compensation               346070             0             0                 0
Stock options granted and expired                           150,360             -             -           (65,984)
Common stock warrants                                             -             -        25,000                 -
Preferred Stock issuances                                         -             -             -                 -
Preferred stock conversions to common stock                 (27,500)            -             -                 -
Net Loss (comprehensive net loss)                                 -             -             -                 -
Balance, December 31, 2002                                9,899,273           (56)       25,000      $    103,906


The accompanying notes are an integral part of these consolidated financial statements.


                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
           Consolidated Statements of Stockholders' Equity (Deficit)
                                  (continued)


                                                                         Deficit Accum-
                                                                         ulated During
                                                           Deferred      Deferred               Development
                                                         Compensation    Financing Cos          Stage                Total


Balance, January 13, 1999                            $           -               -        $            -     $           -

Stock issuances                                                  -               -                     -         1,047,907
Stock issuances in lieu of cash for compensation                 -               -                     -            81,200
Net loss (comprehensive net loss)                                -               -           (1,046,928)        (1,046,928)
Balance, December 31,  1999                                      -               -           (1,046,928)            82,179

Stock issuances                                                  -               -                     -           695,700
Stock issuances in lieu of cash for compensation                 -               -                     -         4,003,692
Conversion of debentures                                         -               -                     -            94,990
Stock options, exercised for cash                                -               -                     -            14,893
Stock options granted                                            -               -                     -           152,341
Post share exchange adjustment                                   -               -                     -                 -
Share exchange                                                   -               -                     -           (28,900)
Net loss (comprehensive net loss)                                -               -           (6,783,550)        (6,783,550)
Balance, December 31,  2000                                      -               -           (7,830,478)        (1,768,655)

Stock issuances                                                  -               -                     -            92,400
Stock issuances in lieu of cash for compensation                 -        (140,250)                    -         2,765,279
Conversion of debentures                                         -               -                     -            20,000
Stock subscription receivables reductions                        -               -                     -           656,195
Stock options granted and exercised                              -               -                     -            25,791
Stock optons expired                                             -               -                     -                 -
Net loss (comprehensive net loss)                                -               -           (2,736,877)        (2,736,877)
Balance, December 31, 2001                                       -        (140,250)         (10,567,355)          (945,556)

Common Stock issuances                                           -         140,250                     -           816,971
Common stock issuances in lieu of compensation                   -               0                     0           654,197
Stock options granted and expired                                0               0                     -            84,376
Common stock warrants                                            0               0                     -            25,000
Preferred Stock issuances                                        0               0                     -            55,000
Preferred stock conversions to common stock                      0               0                     -                 -
Net Loss December 31, 2002                                       -               -           (2,839,225)        (2,839,225)
Balance, December 31, 2002                               $( 47,400)              -        $ (13,406,580)     $  (2,149,237)


The accompanying notes are an integral part of these consolidated financial statements.


                         DataMEG Corp.and Subsidiaries
                        (A Development Stage Enterprise)
                     Consolidated Statements of Cash Flows


                                                                                                                Cummulative
                                                                           For the           For the           from inception
                                                                            Year Ended        Year Ended     (January 13, 1999 to
                                                                           December 31,       December 31,       December 31,
                                                                               2001              2002               2002)
                                                                                                                 (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                             (2,736,877)       (2,839,225)        (13,406,580)
        Adjustments to reconcile net loss to net
                cash provided by (used in) operating activities:
                Depreciation and amortization                                     24,041            12,120             66,498
                Stock issued for purchase of in process
                         research and development                                                  870,600            870,600
                Stock issued, or to be issued, in lieu of
                        cash for professional services                         1,563,608           333,363          6,281,398
                Stock issued to officers for reimbursement
                        of corporate expenses or compensation                    693,778           111,000          1,602,781
                Stock options issued in lieu of cash for
                        professional services                                     17,549            84,376            254,266
                Property and equipment given in lieu of cash
                        for professional services                                 15,475                 -             15,475
                Realized gains on sales of investments                                 -                 -            (8,530)
                Loss on acquisition fee                                           73,950                 -             73,950
                Loss on disposal of property and equipment                         1,058                 -              1,058
                Loss on impairment of patent                                           -           127,274            127,274
                Minority interest                                                      -          ( 13,012)          ( 13,012)
                Stock issued in lieu of deferred financing costs                       -           140,250            140,250
                Changes in assets and liabilities                                                                           -
                        affecting operations:                                                                               -
                                Deposits                                               -            19,986             19,986
                                Accounts payable and accrued                                                                -
                                        expenses                               (219,203)           299,942            778,048
                                Accrued salaries and wages                             -           149,431            149,431
                                Liability to isssue stock                              -            24,000             24,000
                                Short-term note payable                                -            10,909             10,909
                                Capital lease obligations                              -             2,236              2,236
                                Promissory note                                  568,382           133,361            701,743
                                Due to stockholders and officers                  21,616            12,486             34,102
                                        Net cash provided by (used in)
                                               operating activities               23,377          (522,872)        (2,276,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                        (533)                 -           (39,454)
        Payments for intangible assets                                          (15,580)                 -          (127,274)
        Payments for security deposits                                           (1,250)                 -           (12,486)
        Investment in subsidiary                                                       -         (149,312)          (149,312)
        Purchases of investments                                                       -                 -           (20,000)
        Sales of investments                                                           -                 -            28,530
                                        Net cash used in investing
                                                activities                      (17,363)         (149,312)          (319,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from loan from shareholder                                            -                 -            26,000
        Repayment of loan from shareholder                                             -                 -           (26,000)
        Proceeds from short-term loan                                                  -           120,000            120,000
        Repayment of capital lease obligations                                     (300)             (300)           (32,002)
        Net proceeds from issuance of stock                                        1,203           484,871          2,397,680
        Proceeds from stock to be issued                                               -            45,000             45,000
        Proceeds from issuance of warrants                                             -            25,000             25,000
        Proceeds from issuance of debentures                                           -                 -            139,990
                                        Net cash provided by financing
                                                activities                           903           674,571          2,605,668

NET CHANGE IN CASH                                                                 6,917             2,387              9,319

CASH, BEGINNING OF PERIOD                                                             15             6,932                  -

CASH, END OF PERIOD                                                                6,932             9,319              9,319

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                Financing of property and equipment
                        with capital lease                                             -                 -             42,540

                Issuance of stock in exchange for notes
                        receivable                                                     -                 -            656,251

                Issuance of stock in exchange for notes payable                        -           130,909            245,899

                Stock issued as a reduction of the liability for
                        stock to be issued                                     1,208,096                 -          1,208,096


                Stock issued in lieu of pre-paid financing                       140,250                 -            140,250

                Stock issued in exchange for deferred compensation                     -            47,400             47,400

                Stock issued in purchase of subsidiary                                 -           483,658            483,658


SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
                Interest paid                                                          -                 -              6,612



The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO FINACIALS


A.      BASIS OF PRESENTATION AND ORGANIZATION

DataMEG Corp., a development stage enterprise, (the "Company"), was incorporated
in the State of Virginia in January 1999.   The Company is a technology
development enterprise focused on introducing to the marketplace a technology it is developing, which it has termed Communications Acceleration System (CAS). CAS is a high-speed data transmission processor that uses, primarily, Plain Old Telephone Service (POTS) as the communication medium to interface between the transmission source and the receiving entity.

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

On September 13, 2001 the Company created CAS Communications, Inc. ("CASCO"), a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company continues to own the intellectual property but CASCO received an exclusive license. CASCO issued 6,666,666 shares to a minority owner and 20,000,000 shares to the Company, which represents 75% ownership of CASCO with the minority owner owning the remaining 25%, which is reflected in the accompanying consolidated balance sheet as minority interest in consolidated subsidiary.

The Company executed a merger agreement with North Electric Company, Inc ("NECI") in Raleigh, North Carolina on December 10, 2001 and the terms of the agreement required the Company to issue 15,000,000 shares of restricted common stock to NECI shareholders and pay $400,000 to NECI's majority shareholder. Furthermore, under the merger agreement, the merger would become effective on the first date on which: (a) a Registration Statement is effective and (b) the Company had raised a pre-determined amount of funding and (c) the Company continued to fund NECI operations at a fixed monthly amount. On March 3, 2002 the Company and NECI signed an amendment to the merger agreement, which effectively waived all of the above noted conditions to the final merger except for the 15,000,000 sharesthat were issued and articles of merger in the state of North Carolina were filed in April 2002.

As a result of this transaction, NECI became a wholly owned subsidiary of the Company. In addition, the purchase consideration included the payment of $150,000 in cash and the issuance of 1,430,000 shares of the Company's common stock to NECI, prior to the merger, to support NECI's operations prior to the
merger.    The acquisition has been accounted for under the purchase method.
The total purchase price of approximately $1,090,000 includes cash of $150,000, common stock valued at approximately $483,000 and liabilities assumed of approximately $457,000. Of the purchase price, approximately $13,000 was allocated to property and equipment and miscellaneous current assets, approximately $207,000 was allocated to goodwill and approximately $870,000 was allocated to in-process research and development. The in-process research and development was charged to research and development expenses as of the date of the merger. The purchase price allocation was based upon an independently performed valuation. The value allocated to in-process research and development was based upon an analysis of discounted estimated future cash flows. Technological feasibility of the in-process research and development had not been established and had no alternative future use. Management believes the replacement cost for the in-process research and development would not be substantially less than the $870,000. The consolidated statement of operations for 2002 includes the operations of NECI from April 24, 2002 through December 31, 2002. None of the goodwill will be recorded for income tax purposes.

NECI focuses on developing technology to bring products to the telecommunications sector that serve to address specific industry needs. As a result of the acquisition, the Company acquired goodwill of approximately $207,000.This was due to the value of NECI based upon discounting future cash flows expected to be received as NECI is able to market its software products.

NECI is a development stage enterprise that commenced operations during October 2001. Had the purchase occurred on January 1, 2002, the net loss reported in the consolidated statement of operations would have increased by approximately $625,000 to approximately $3,465,000. Net loss per common share, basic and diluted, would have been approximately $0.05 per share. Most of the increase in expenses would be attributable to increased research and development expenses.

The Company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The accompanying consolidated financial statements present the consolidation of the financial statements of DataMEG Corp., its wholly-owned subsidiary, DataMEG Corporation, its majority-owned subsidiary, CASCO and its wholly-owned subsidiary, NECI. Material inter-company transactions and balances have been eliminated in the consolidation.

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

Intangible assets - Intangible assets as of December 31, 2001 consisted of costs related to CAS patents. As of December 31, 2002, management determined that the pending patents were no longer utilized in the current CAS research and development efforts. The pending patents were written off and the Company realized a loss on impairment of patents in the amount of $127,274. As of December 31, 2002 intangible assets consisted of goodwill related to the NECI merger in April 2002. Goodwill is evaluated on an annual basis to determine if an impairment has occurred. At December 31, 2002 based upon an independently performed valuation of the NECI reporting unit, there has been no impairment of goodwill.

Advertising - Advertising costs are charged to operations as incurred. For the years ended December 31, 2001 and 2002, there were no advertising costs charged to operations.

Research and development - The company expenses research and development costs as incurred.

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

Stock-based compensation - The Company follows guidance provided in SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the grant date. SFAS No. 123 permits companies to account for stock-based compensation based on provisions prescribed in SFAS No. 123 or based on the authoritative guidance in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company elected in the past to account for its stock based compensation in accordance with APB 25, which uses the intrinsic value method. The Company has accounted for all other issuances of equity instruments in accordance with SFAS No. 123. In January 2002, the Company adopted SFAS No. 123 for all stock options, including those to employees. This adoption has resulted in a change in accounting principle, which has been reported using the prospective method as provided in SFAS No. 148.

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

Capital Structure - SFAS No. 129, "Disclosure of Information about Capital Structure," requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company's outstanding stock is comprised of 124,119,990 shares of voting common stock, 2,000,000 shares of non-voting Class A convertible preferred stock and 75,000 shares of non-voting Class B convertible preferred stock. One investor holds the outstanding preferred shares. The Class A preferred stock shall be convertible into shares of common stock of the Company at a rate of one share of common stock for each share of preferred stock with 2,000,000 of the shares being convertible upon meeting certain agreed-upon product development benchmarks. If those benchmarks are attained before June 2003, then the shares of preferred stock shall be convertible into shares of common stock at a rate of two shares of common stock for each share of preferred stock. The Class B preferred stock shall be convertible into shares of common stock of the Company at a rate of twenty shares of common stock for each share of preferred stock with 75,000 shares being convertible upon meeting certain agreed-upon product development
benchmarks.   The benchmarks related to the conversion rate of both classes of preferred stock have been met as of June 2002. On December 31, 2002, the Company filed a certificate of amendment with the State of New York to increase the number of authorized shares from 130,000,000 to 185,000,000, of which 175,000,000 are to be common stock and 10,000,000 are to be preferred stock.

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

Segment Information - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for the years ended December 31, 2001 and 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

Business Combinations - In June 2001, the FASB issued SFAS No. 141, "Business Combinations." It supersedes preexisting accounting and reporting standards for business combinations. It requires that all business combinations defined within the scope of the Statement be accounted for using only the purchase method as opposed to the pooling-of-interest method, a previously approved alternative for accounting and reporting business combinations. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 or for which the acquisition is July 1, 2001 or later. Management has adopted this standard and applied it to the NECI merger.

Goodwill and Other Intangible Assets - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." It supersedes preexisting accounting and reporting standards for intangible assets. It requires that intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) that have indefinite useful lives should no longer be amortized on an annual basis but instead be annually evaluated for impairment. It also removes the constraint of an arbitrary ceiling of 40 years for the amortization of intangible assets with finite lives. Required disclosures include information about goodwill and intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting
principle.    Management implemented this Statement on January 1, 2002.  As a result of the NECI merger in April 2002, goodwill has been recognized and the above standards have been applied.

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

Stock-Based Compensation Transitions - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This statement provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and changes the related disclosure requirements. Management's adoption of this standard did not have a material effect on the Company's financial position or results of operations for the year ended December 31, 2002.

C.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

                                     2001                 2002
                                    ------               ------
Equipment                          $52,008              $56,173
Furniture                            1,640                2,827
Computer software                        -                    -
                                    53,648               59,000

Less: accumulated depreciation     (40,417)             (52,962)

Property and equipment, net        $13,231              $ 6,038

Depreciation expense totaled $24,041 and $12,120 for the years ended December 31, 2001 and 2002, respectively.

D.      CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During November and December 2000, approximately $115,000 of the convertible subordinated debentures were converted resulting in the issuance of 38,000 shares of restricted common stock and stock to be issued in the amount of $20,000 as of December 31, 2000. The remaining convertible subordinated debentures total $25,000 at December 31, 2001 and 2002. Interest accrued related to the unconverted subordinated debentures was $10,255 at December 31, 2001 and was $13,297 at December 31, 2002. The Company is in default related to payments of interest and principal at December 31, 2002.

E.      DUE TO STOCKHOLDERS

As of December 31, 2001 and 2002, the Company was indebted to officers and stockholders in the amount of $21,616 and $63,680, respectively. As of December 31, 2002, the Company was indebted to officers and stockholders in the amount of $63,680 for expenses incurred on behalf of the Company.

F.      LIABILITY FOR STOCK TO BE ISSUED

In 2001, the Company entered into two transactions whereby the Company was required at December 31, 2001 to issue 8,085 shares of common stock. The value of the shares of stock is based upon purchase price of shares purchased or the market value of the shares at the date of commitment for a total liability at December 31, 2001 and 2002 of $809.

In 2002, the Company entered into transactions with a vendor for which the Company is required to issue 330,000 shares. The shares were issued in February 2003 and the value of the shares was approximately $24,000.

In 2002, the Company entered into several financing transactions with investors in which the Company is required to issue stock for the value of advanced fundings received or for the balance of judgements rendered in 2002. The final number of shares required to be issued in satisfaction of these agreements and judgements will be based upon the market value of the stock at the time of issuance and is under negotiation as of December 31, 2002. The total amount of advanced fundings under these arrangements and judgements is recorded as a liability to issue stock in the approximate amount of $203,000.

G.      PROMISSORY NOTE

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of thepromissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $702,000 as December 31, 2002.

H.      INCOME TAXES -

The benefit for income taxes for the years ended December 31 are as follows

The benefit for income taxes for the years ended December 31 are as follows:

                                   2001               2002

Current                         $       -          $       -
Deferred                                -                  -

Total benefit for income taxes  $       -          $       -


A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows for 2001 and 2002:
                                              2001             2002

Computed at the expected statutory rate   $(931,000)      $(970,000)
State income tax-net federal tax benefit   (164,000)       (171,000)
Add: Purchased in-process R&D                     -         348,000
Less: Key man life insurance premiums        (3,000)              -
Less: valuation allowance change          1,098,000         793,000
                                          ----------       ---------
Total benefit income taxes               $       -         $      -
                                         ===========       =========

Deferred tax assets and liabilities at December 31, 2000 and 2001 were as follows:
                                         2001              2002
Deferred tax assets:
 Net operating loss carryforwards   $    99,000          $  694,000
    Start-up costs                    4,104,000           4,285,000
    Depreciation and amortization        11,000              28,000
                                     ----------          -----------
Gross deferred tax assets             4,214,000           5,007,000

   Valuation allowance               (4,214,000)         (5,007,000)
                                    =============      ==============
Net deferred tax assets            $         -           $       -


The net increase in the valuation allowance for the years ended December 31, 2001 and 2002 was $1,098,000 and $ 793,000, respectively. The Company has available at December 31, 2002 approximately $1,250,000 for the parent, $430,000 for NECI and $52,000 for CASCO of unused operating loss carryforwards that may be applied against future taxable income that expire in 2019 through 2022.

I.              RESEARCH AND DEVELOPMENT COSTS

Total research and development cost were approximately $612,000 and $1,232,000 for the years ending December 31, 2001 and 2002, respectively. Research and development expense for the year ending December 31 2002 includes approximately $870,000 of in-process research and development expenses related to the NECI merger.

J. RELATED PARTY TRANSACTIONS As of December 31, 2001 and 2002 the Company had amounts payable to various officers and stockholders (see Note E).

During 2001 and 2002, the Company's President assumed personal liability and pledged personal assets as part of several financing agreements (see Note L and Note P).

K.      CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash account with a commercial bank located in Virginia. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 2001 and 2002, the Company had no uninsured cash balances.

L.      COMMITMENTS AND CONTINGENCIES Commitments

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

During October 2001, the Company entered into an agreement with a consultant to provide certain operations management services to the Company. This agreement guaranteed monthly compensation in the amount of $16,667 for twelve months from October 1, 2001 and granted 300,000 stock options at a strike price of $0.24. Of the 300,000 stock options, 100,000 of these options vested on October 1, 2001, 100,000 options vested on January 1, 2002 and the remaining 100,000 options vested on February 1, 2002. In 2002, the consultant waived his rights to consulting fees for the six months ended June 30, 2002 and is no longer with the Company.

November 1, 2002, the Company's subsidiary, CASCO, entered into an agreement with an engineering firm to perform consulting services at a projected cost of $36,000 plus incidental expenses which is payable either in cash or comparable value in equity in the Company. The project was completed in March 2003 and a billing reconciliation is pending.

On April 18, 2002, the Company's subsidiary, CASCO, entered into an agreement with a consultant to find a qualified company willing to construct a prototype implementing the CAS technology and secure financing for this project. The consultant was given an option to obtain 20% of the existing equity of CASCO which would dilute the ownership held by DataMEG Corp. The option can be exercised upon successful completion of the efforts called for under the agreement.

Lease commitments:

The Company leases office space in Boston, Massachusetts on a month to month basis with a monthly rent of $1,200.

The Company is leasing office space in Raleigh, North Carolina under a short-term lease agreement. This lease agreement will expire in March 2003 and carries a monthly rent of $7,500.

The Company leases communications equipment totaling $8,302 held under capital lease agreements, which expired in January through July 2001 in which the Company is under default. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization expense.

The minimum lease payments due under terms of non-cancelable operating which have initial or remaining terms in excess of one year as of December 31, 2002 are as follows:

For the years ending December 31st              Operating
                                                Leases
-------------------------------------          ---------
                            2003                $22,500
                         2004 and after         $0
                                              -----------
                                                $22,500

Total rent expense for all operating leases was $41,280 and $110,587 for the years ending December 31, 2001 and 2002, respectively.

Contingencies

In October 2001, as partial consideration to a settlement with a CASCO shareholder, the shareholder received warrants to purchase 2,000,000 of the Company's shares at an exercise price of $1.13 per share. As of the grant date, management estimates the amount of any liabilities, which may be associated with the warrants granted as part of the settlement agreement, are immaterial. As of December 31, 2002 none of the warrants has been exercised. During 2002, the Company entered into several stock purchase agreements with certain investors to purchase shares of the Company's common stock. The purchase price was discounted based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company is holding advances in the
amount of $35,000 for which stock was not issued.   Management believes that the
investors defaulted on the stock purchase agreements and the investors believe that the Company has defaulted on the stock purchase agreements. The investors are claiming losses in excess of $160,000. Although the Company has recorded a liability to issue stock in the amount of $50,000, the final settlement between all parties cannot be readily determined at this time.

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. On May 17, 2002, the investor filed suit against the Company and the Company's President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $59,000 at December 31, 2002.The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost.

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock. The investor advanced the Company $192,500 against the discounted market value of the shares. The projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002. The investor received a judgement in the amount of $253,859 and applied proceeds from the sale of the stock issued in February 2002 of $111,471 leaving a a balance due to the investor of $142,388 as of December 31, 2002. The Company agreed to issue the investor an additional 10,000,000 shares of common stock of which the net proceeds will be applied to the current balance.

In December 2002, the Company entered into an agreement to sell 5,000,000 warrants for its common stock for a premium of $25,000. The warrant agreement states that the purchase price is dependent upon market value at the time off issuance and that a significant decrease in market value could result in a forfeit of part of all of the warrant premium.

In December 2001, the Company entered into a merger agreement with NECI.  As
part of the conditions of the merger, the Company agreed to pay   a seller
$400,000. In March 2002, in order to move forward with the merger, an amendment to the merger agreement was signed which waived all unfulfilled provisions of the original merger agreement. The seller has asserted that the provision for payment of the $400,000 was not waived under the amended merger agreement. On the advice of legal counsel, management believes that the amount is not owed and therefore no liability has been recorded related to this assertion.

M.      STOCK OPTIONS

In July 2000, the Company adopted a stock incentive plan for employees. The maximum number of shares which may be awarded under the plan is 3,000,000. Any person deemed eligible by the Stock Incentive Committee may receive shares or options under the plan; option awards may be in the form of an incentive option or a nonqualified stock option. Stock options issued under the plan vest over several years, unless accelerated by the Stock Incentive Committee.

In addition in 2001 and 2002, the Company granted options to consultants to purchase 5,720,000 change to consultants only number shares of common stock at prices ranging from $0.0126 to $2.25 per share. The fair value of the stock options granted to consultants has been recorded as an expense in the amount of $19,530 and $84,376 for the year ended December 31, 2001 and 2002, respecitively All the options are unexercised and unexercised options expire between February 2003 and October 2008.

A summary of option activity, for both employees and consultants, for the two years ended December 31, is as follows:



                                                        Price Per Share
                                                        ---------------
                                  Number of  Shares          Range        Weighted Average
                                  -----------------     ---------------   ----------------
Outstanding, January 1, 2001            209,192         $0.10   - $5.00        $2.55
        Options granted                 320,000         $0.24   - $2.25        $0.37
        Options exercised             (       -)                -                  -
        Options expired               (  11,390)        $3,00   - $5,00        $3.36
Outstanding, December 31, 2001          517,802         $0.24   - $3.46        $1.18
        Options granted               5,400,000         $0.0126 - $0.10        $0.03
        Options exercised             (       -)                -                  -
        Options expired               ( 217,802)        $3.46   - $1.73        $2.48
                                      ---------         ---------------       ------
Outstanding, December 31, 2001        5,700,000         $0.0126 - $0.24       $ 0.04
                                      ---------         ---------------       ------

At December 31, 2002 the weighted average remaining life of outstanding stock options was approximately 19 months.

The Company accounted for the fair value its options granted to employees in 2001 in accordance with APB 25.There were no options granted to employees in 2001. During 2002, the Company changed its method of accounting to follow the standards of SFAS No. 123.


The fair value of options to consultants in 2001 and for all stock options granted in 2002 is estimated on the date of the grant using a type of Black-Scholes option-pricing model with the following assumptions used for grants during the year ended December 31, 2002: dividend yield of 0%, volatility of 2.397, terms varied based on the negotiated term of the options agreement, and risk-free interest rates varied based on the Treasury bond yield with a term comparable to the length of the term listed in the options agreement.

N.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:



                                     For the year            For the year          Cumulative from
                                     ended December 31,      ended December 31,    inception
                                     2001 (audited)          2002 (audited)        (January 13,1999) to
                                                                                   December 31, 2002
                                                                                   (unaudited)

Net loss  (numerator)                  $ (2,736,877)     $   (2,839,225)          $ (13,444,265)
Weighted average Shares (denominator)     33,245,571         68,992,736              75,841,165
Basic and diluted net loss per share   $        (.08)    $        (0.04)          $       (0.18)


As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options granted as of September 30, 2001 and 2002 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive

O.       OPERATING LOSSES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At December 31, 2002, current liabilities exceed current assets by $2,374,366. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability achieve its business objectives and the success of its future operations.

P.      SUBSEQUENT EVENTS

During December 2002, the Company entered into a promissory note with an investor whereby the investor would lend $62,000 to the company. As collateral for the note, the President of the company pledge approximately 3.3 million shares of personally owned DataMEG Corp. common stock. No amounts were funded during 2002 but the funds were advanced during 2003. The Company did not repay the loan when due and is under default under the promissory note. In March 2003 issued approximately 3.3 million shares to the President to replace the pledged stock lost.

In January 2003, the Company announced an 11 per ten stock split that will be payable to shareholders of record as of Wednesday, January 8, 2003 and is to be paid in May 2003. Thenumber of shares issued and outstanding on January 8, 2003 was 135,000,000 with a 10% dividend of 13,500,000 shares, the adjusted issued and outstanding number of shares would be 148,500,000.

During 2003 a consultant completed the required services under a contract with CASCO and received stock which gave them a 20% equity position in CASCO. Also during 2003, the other minority shareholder of CASCO contributed licensing rights to certain technology and was granted a 15% additional equity position in CASCO. As a result, as of March 2003 the Company has decreased its ownership of CASCO from 75% to 40% and the President of the Company has been removed as the president and CEO of CASCO.

On April 14, 2003, the Company signed a letter of intent to acquire a 49% equity position in a another technology company. The Company anticipates negogiating a term sheet and definitive purchase agreement upon completion of due diligence. In February 2003, the Company signed a sub-lease agreement for office space in Raleigh, North Carolina. The term of the lease is for 20 months beginning in April 2003 and ending in November 2004. The terms of the lease call for a base monthly payment of $2,383.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        There were no changes in or disagreements with accountants on accounting and financial disclosures in 2002.

PART III.

ITEM 9. DIRECTORS,EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

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

CAS COMMUNICATIONS, INC.

ANTHONY HOBBS-BOIARDI




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

ITEM 11.  EXECUTIVE AND SIGNIFICANT PAST AND CURRENT EMPLOYEE COMPENSATION

                                SUMMARY COMPENSATION TABLE
                                --------------------------
                                                                       Long-term
                                                                      Compensation
                                                                --------------------------       -------
                                                                         Awards                  Payouts
---------       ----    ---------     -----      ------         --------------------------       -------         ---------
Name and        Year    Salary In     Bonus      Other          Restricted      Securities       LTIP            All Other
Principal               Cash and      ($)        Annual         Underlying       Options/        Payouts          Compen-
Position                Stock                    Compen-          Stock           SARS           ($)              sation
                        ($)                      sation          Awards          (#)(1)                            ($)
                                                 ($)                ($)
---------       ----    ---------     -----      ------         --------------------------       -------         ---------

Andrew          1999      280,500         0           0                0                0              0                0
Benson,
President       2000      432,000         0           0                0          187,500              0                0
& Sole
Director        2001      237,865         0           0                0                0              0                0

                2002      340,358
---------       ----    ---------     -----      ------         --------------------------       -------         ---------

Reggie          1999      240,500         0           0                0                0              0                0
Phillips
(2)             2000      432,000         0           0                0          187,500              0                0

                2001      180,727         0           0                0                0              0                0

                2002        0             0           0                0                0              0                0
---------       ----    ---------     -----      ------         --------------------------       -------         ---------

John            1999       53,063         0           0                0                0              0                0
Cairns
                2000      120,000         0           0                0          187,500              0                0

                2001      159,274         0           0                0                0              0                0

                2002       40,000         0           0                0                0              0                0
---------       ----    ---------     -----      ------         --------------------------       -------         ---------

Rex
Hester,         2002     130,000                  0           0                0                0              0                0
CEO
NECI
---------      -----   ----------    ------     -------         ---------------------------     --------        -----------

Dan
Ference         2002     130,000
President
NECI            ----    ---------    ------     -------         ---------------------------     --------        -------------




        - All options were used to acquire unrestricted stock in salary in cash and unrestricted stock and no options remained outstanding at December 31. 2000. The options do not represent any additional compensation beyond that which is disclosed in the column "Salary In Cash and Unrestricted Stock."

        -       Mr. Phillips resigned from DataMEG Corporation on
                March 31, 2001 and he is no longer a significant shareholder.

        - An accrued liability related to unpaid officers and key employee salaries was recorded in the approximate amount of $305,000 at December 31, 2002.

        -       Salary for President was incurred as follows:
                        Quarter 1, 2002         60,932
                        Quarter 2, 2002         14,394
                        Quarter 3, 2002        200,000
                        Quarter 4, 2002         65,032
                            Total 2002         340,358


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information with respect to the beneficial ownership of the Company's Common Stock as of December 31, 2002, by:

         (i) each person who is known by the Company to beneficially own 5% or more of the Company's outstanding Common Stock;

        (ii) the Company's President  and Chief Executive Officer
             ("CEO");

       (iii) each director and director  nominee; and

        (iv) all directors, director nominees and executive officers of the Company as a group. The Company is not aware of any beneficial owner of more than 5% of the outstanding Common Stock other than as set forth in the following table. Unless otherwise indicated, the address of each named beneficial owner is c/o DataMeg Corporation, 20 Park Plaza, Suite 463, Boston, MA 02116

 NAME AND ADDRESS                NUMBER OF SHARES      PERCENT OF CLASS
OF BENEFICIAL OWNER             BENEFICIALLY OWNED       OUTSTANDING
-----------------------         ------------------     ----------------
Andrew Benson                       16,708,722                  13%
Rex Hester                             600,000                  .4%
Daniel Ference                       1,600,000                  1.3%
Anthony Hobbs-Boiardi/QAT               0                        0%
John Cairns                          3,503,657                   3%

All directors,  director
Nominees, key employees
And beneficial owners
as a group (3 persons)             ------------               ------
                                    22,412,379                  49%

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        As of December 31, 2002, the Company was indebted to an officers and a stockholder in the amount of $63,680 for expenses incurred on behalf of the Company.

        As of December 31, 2002, there were no amounts due from the Director, Director nominee or significant current or past employees.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER             DESCRIPTION

--------------------------------------------------------------------
99.01            Certification of CEO and CF0 Section 906


Reports filed on Form 8-K:   NONE


ITEM 14 CONTROLS AND PROCEDURES.

(a) Within 90 days prior to the filing date of this report, with the participation of the Company's management, the Company's President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and Chief Executive Officer and Vice President - Finance and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


SIGNATURE

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DATAMEG CORP.


        Date: April 15, 2003       By: /s/ Andrew Benson
                                           ----------------------------
                                           Andrew Benson
                                           President and Sole Director
                                           (principal executive officer)
CERTIFICATION

        I, Andrew Benson, certify that:

1.      I have reviewed this annual report on Form 10-KSB of Human BioSystems;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


By: /s/ Andrew Benson
----------------------------
Andrew Benson
President and Sole Director
(principal executive officer)



Exhibit 99.01 - Certification of CEO and CF0 Section 906

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of DataMEG Corp.(the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Benson, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the April 15, 2003


By: /s/ Andrew Benson
----------------------------
Andrew Benson
President and Sole Director
(principal executive officer)