Form 10KSB/A
period 2002-12-31
DATAMEG CORP
filed 2003-04-29
CIK 716749

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB/A
                     (Originally Filed: April 15, 2003)
                              (Mark one)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

Item 7.   Financial Statements.....................................................F1-F22

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

Competition

A number of solutions have been developed to offer DSL to subscribers who are not currently DSL-eligible. These solutions are attempting to solve the more difficult problems of long loops (conditioned or non-conditioned), Digital Loop Carriers, and impaired loops. Some of the progressive companies that are making headway in this market using various technologies are Elastic Networks, Catena Networks, OCCAM Networks, MuLOGIC, Paradyne, and Alcatel.

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

NECI is a development stage enterprise that commenced operations during October 2001. Had the purchase occurred on January 1, 2002, the net loss reported in the consolidated statement of operations would have increased by approximately $625,000 to approximately $3,502,000. Net loss per common share, basic and diluted, would have been approximately $0.04 per share. Most of the increase in expenses would be attributable to increased research and development expenses.

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


Furthermore, on December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President On May 17, 2002, the investor filed suit against the Company and the Company's Presidentfor the principal, accrued interest, legal fees and related damages. A liability in the amount of the principle and the interest was recorded in the balance sheet of the Company. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $59,000 at December 31, 2002. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to reimburse him for the loss of the pledged stock.


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





ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In December 2002, the Company desired to amend their certificate of incorporation with the state of New York to increase the number of authorized shares of common stock and preferred stock from 130,000,000 to 185,000,000. In order to do so they submitted the matter to a vote of a majority of shareholders. The number of shareholders contacted was twenty-four and all shareholders contacted consented to the increase in the number of authorized common and preferred shares. The Company filed a certificate of amendment of the certificate of incorporation with the state of New York and was accepted on December 31, 2002.


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


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

6A. SELECTED FINANCIAL INFORMATION

                                                      Year             Year           Cumulative
                                                      End              End          Since Inception
                                                      2001             2002       (January 13, 1999
                                                                                   to December 31, 2002)
                                                -------------      -----------    ------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
REVENUE:                                        $           -     $          -      $           -
                                                -------------     ------------      -------------

OPERATING EXPENSES:
        Research and development                $     612,154     $  1,232,209      $   2,507,289
        General and administrative              $   2,037,602     $  1,392,982      $  10,598,792
                                                -------------     ------------      -------------
                Total Operating expenses        $   2,649,756     $  2,625,191      $  13,106,081

        Loss from operations                    $  (2,649,756)    $ (2,625,191)     $ (13,106,081)
                                                -------------     ------------      -------------
OTHER INCOME (EXPENSES):                        $  (   87,121)    $  ( 264,731)     $(    351,196)
                                                -------------     ------------      -------------
NET LOSS BEFORE BENEFIT FOR
        INCOME TAXES AND MINORITY INTEREST:     $  (2,736,877)    $  (2,889,922)    $ (13,457,277)

        Benefit for income taxes                $       -         $       -         $      -
                                                -------------     -------------     -------------
MINORITY INTEREST                               $       -         $      13,012     $      13,012
                                                -------------     -------------     -------------
NET LOSS                                        $  (2,736,877)    $  (2,876,910)    $ (13,444,265)
                                                ==============    =============     =============
Net loss per common share
        (basic and diluted)                     $       (0.08)    $       (0.04)    $       (0.31)
Weighted average number of common
        shares outstanding                         33,245,571        77,324,486        43,481,254
                                                ==============    =============     =============

                                                       As of December 31,
                                                      2001            2002
BALANCE SHEET DATA:                             ------------      -----------
Total assets                                    $    159,923      $   222,103
Working capital (deficit)                       $( 1,097,880)     $(2,457,764)
Total stockholders' equity (deficit)            $(   945,556)     $(2,232,635)

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

On September 13, 2001 the Company created CAS Communications, Inc. ("CASCO"), a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company continues to own the intellectual property but the CASCO received an exclusive license. Originally, CASCO issued 6,666,666 shares to a minority owner and 20,000,000 shares to the Company, which represented 75% ownership of CASCO with the minority owner owning the remaining 25%.


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

NECI is a development stage enterprise that commenced operations during October 2001. Had the purchase occurred on January 1, 2002, the net loss reported in the consolidated statement of operations would have increased by approximately $625,000 to approximately $3,502,000. Net loss per common share, basic and diluted, would have been approximately $0.04 per share. Most of the increase in expenses would be attributable to increased research and development expenses.



These financial statements are those of the Subsidiary, with adjustments to reflect the changes in equity structure resulting from the share exchange, creation of CASCO and the merger with NECI.

The Company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

As of December 31, 2002, the Company had issued options to consultants to purchase approximately 5,599,520 shares of common stock at prices ranging from $.0126 to $5.00 per share for persons who had performed services for the Company. Of these options, as of December 31, 2002, 224,520 options have expired and none have been exercised. In January 2003, a consultant exercised 3,000,000 of the above referenced stock options and shares were issued subsequently.

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



Critical Accounting Policies - see Footnote B of the incorporated financial statements.



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

Research and development expenses were approximately $1,232,000 for the year ended December 31, 2002 compared to approximately $612,000 for the same period in the prior year. The increase in expenses was primarily due to increased costs associated with non- recurring engineering costs and an increase in prototype expenses for the design and development of the CAS technology and in-process research and development related to North Electric Company, Inc. and its product development efforts.


Compensation paid and accrued to officer and other key employees was $640,358 for the year ended December 31, 2002 compared to $577,876 for the same period of the prior year. As of December 31, 2002, the Company was indebted to an officers and stockholders for expenses incurred on behalf of the Company and unpaid compensation in the amount of $63,680. As of December 31, 2002, no officer or stockholder was indebted to the Company. During 2002, 12,200,000 shares of common stock were issued to officers and employees for compensation and for reimbursements of amounts paid on behalf of DTMG and NECI with an assigned value of approximately $130,000.

General and administrative expenses were approximately $1,393,000 for the year ended December 31, 2002 compared to approximately $2,038,000 for the same period in the prior year. The net decrease in general and administrative expenses was primarily attributable to a reduction in professional fees, consulting fees.

Net loss for the year ended December 31, 2002 was approximately $2,877,000 compared to a loss of approximately $2,737,000 for the year ended December 31, 2001. The increase in the net loss was primarily attributable to increases in research and development expense,consulting fees and interest expense.

Cash used in operating activities for the year ended December,2002 was approximately $477,000 compared to cash provided by operating activities for the year ended December 31, 2001 of approximately $23,000. This increase in cash used in operating activities was mainly based upon the Merger of NECI. Cash used in investing activities was approximately $149,000 for the year ended December 31, 2002 compared to approxmately $17,000 in 2001. The increase in cash used in investing activities was directly related to the merger with NECI. Cash provided by financing activities was approximately $629,000 for the year ended December 31, 2002 compared to $903 in 2001. The increase in cash provided by financing was the related to the efforts of management to raise capital to continue operations in 2002.



CURRENT DEVELOPMENTS

The Company executed a merger agreement with North Electric Company, Inc. in Raleigh, North Carolina on December 10, 2001 which was finalized in April 2002. Under the merger agreement, the merger was to have become effective on the first date on which: (a) a Registration Statement is effective and (b) we had raised a pre- determined amount of funding and (c) we continued to fund North Electric Company, Inc.'s operations at a fixed monthly amount. On March 1,2002 the Company and North Electric Company, Inc. signed a final unconditional merger agreement, which, effectively waived all of the above noted conditions to final merger.

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

DATACOM VS. TELECOM - Different companies dominate the telecom, or telephone networking, sector of the communications networking business, and the datacom, or data/computer networking sector. North Electric Company's target market is the convergence of telecom and datacom environments in the next- generation networking world. Therefore we expect to see specialists in IP network test and monitor capabilities seeking to grow their market by adding on functionality in the carrier network infrastructure areas, and we expect to see telecom infrastructure SA players trying to expand upward into the packet- oriented data communications areas.

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

        Any failure of DataMEG Corp to generate revenues would prevent it from achieving and/or maintaining profitability. DataMEG Corp has incurred losses since inception and expects to continue to incur losses in the future. As of December 31, 2002, DataMEG Corp had an accumulated deficit of $13.4 million. DataMEG Corp has not achieved profitability on a quarterly or annual basis, and DataMEG Corp anticipates that it will continue to incur net losses.

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

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                       Consolidated Financial Statements
                 For the Years Ended December 31, 2001 and 2002



CONTENTS                                                PAGE
-----------                                         ----------
Consolidated Financial Statements:

Auditors' report                                        F-1

Balance sheets                                          F-2

Statements of operations                                F-3

Statements of stockholders' equity (deficit)            F-4,5,6

Statements of cash flows                                F-7

Notes to Consolidated Financial Statements              F-8-22
===============================================================

INDEPENDENT AUDITORS' REPORT

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


/s/
Hoffman, Fitzgerald & Snyder, P.C.
McLean, Virginia
April 14, 2003

=================================================================




                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets



                                                December 31,   December 31,
                                                    2001           2002


ASSETS

CURRENT ASSETS:
 Cash                                          $      6,932   $     9,319
                                                -----------   -----------
   Total current assets                               6,932         9,319

PROPERTY AND EQUIPMENT, net                          13,231         6,038

OTHER ASSETS:
 Due from shareholders                                 -             -
 Goodwill                                              -          206,746
 Patents                                            127,274          -
 Deposits                                            12,486          -
                                                -----------   ------------
   Total other assets                               139,760       206,746
                                                ------------  ------------
                                                $   159,923   $   222,103
                                                ===========   ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Capital lease obligation                       $    10,838   $     8,302
 Promissory note                                    568,382       701,743
 Accounts payable and accrued expenses              478,167       902,150
 Accrued salaries and wages                             -         538,248
 Due to stockholders and officers                    21,616        63,680
 Convertible subordinated debentures                 25,000        25,000
 Liability for stock to be issued                       809       227,960
                                                 -----------   ----------
   Total current liabilities                      1,104,812     2,467,083
                                                 -----------   ----------
   Total liabilities                              1,104,812     2,467,083

COMMITMENTS AND CONTINGENCIES                          -             -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY            667       (12,345)

STOCKHOLDERS'  EQUITY (DEFICIT):
 Class A convertible preferred stock, $.01 par
  value, 5,000,000 shares authorized at December 31,
  2001 and 8,000,000 shares authorized at December
  31, 2002; 2,000,000 shares outstanding at
  December 31,2002                                     -           20,000
 Class B convertible preferred stock, $.15 par
  value, none authorized at December 31, 2001
  and 2,000,000 shares authorized at December 31,
  2002; 50,000 shares issued and outstanding at
  December 31,2002                                     -            7,500
 Common stock, $.01 par value; 75,000,000 authorized
  at December 31, 2002 and 175,000,000 shares
  authorized at December 31, 2002; 40,639,821 shares
  and 124,911,990 shares issued and outstanding at
  December 31,2001 and December 31, 2002             406,398     1,249,120
 Common stock subscriptions receivable                  (56)          (56)
 Additional paid-in capital                        9,185,817     9,853,560
 Common stock warrants                                  -           25,000
 Stock options                                       169,890       103,906
 Deferred compensation                                  -          (47,400)
 Deferred financing costs                          (140,250)            -
 Accumulated deficit during development stage   (10,567,355)  (13,444,265)
                                                ------------   -----------
   Total stockholders' equity (deficit)            (945,556)   (2,232,635)
                                                  ----------   -----------
                                                $   159,923   $   222,103
                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         DataMEG Corp. and Subsidiaries
                        (A Development State Enterprise)
                     Consolidated Statements of Operations


                                                                                                  Cumulative
                                           Year Ended                Year Ended               from inception
                                           December 31,            December 31,           (January 13, 1999 to
                                              2001                         2002            December 31, 2002)
                                                                                               (unaudited)


REVENUE                                   $         -               $         -                $           -

COST OF REVENUES                                    -                         -                            -
                                          -----------               -----------                 ------------
 Gross Profit                                       -                         -                            -

OPERATING EXPENSES
 General and administrative                 2,037,602                 1,392,982                   10,598,792
 Research and development                     612,154                 1,232,209                    2,507,289
                                          -----------               -----------                 ------------
  Total operating expense                   2,649,756                 2,625,191                   13,106,081
                                          -----------               -----------                 ------------
 Loss from operations                      (2,649,756)               (2,625,191)                 (13,106,081)

OTHER INCOME (EXPENSES):
 Interest income                                  210                        15                          225
 Interest expense                             (12,323)                 (137,472)                    (157,669)
 Loss on acquisition fee                      (73,950)                        -                      (73,950)
 Loss on disposal of property
  and equipment                                (1,058)                        -                       (1,058)
 Loss on impairment of
  patents                                           -                  (127,274)                    (127,274)
 Realized gains on sale of investments              -                         -                        8,530
                                          ------------               -----------                -------------
  Total other income (expenses)               (87,121)                 (264,731)                    (351,196)
                                          ------------               -----------                -------------

LOSS BEFORE BENEFIT FOR
 INCOME TAXES AND MINORITY
 INTEREST                                  (2,736,877)               (2,889,922)                 (13,457,277)
                                          ------------               -----------                -------------

 Benefit for income taxes                           -                         -                            -
                                          ------------               -----------                -------------

LOSS BEFORE MINORITY INTEREST              (2,736,877)               (2,889,922)                 (13,457,277)

MINORITY INTEREST                                   -                    13,012                        13,012
                                         -------------              ------------                -------------

NET LOSS                                $ (2,736,877)              $ (2,876,910)               $ (13,444,265)
                                        =============               ============                =============

Net loss per common share
 (basic and diluted)                    $      (0.08)              $     (0.04)                $       (0.31)


Weighted average number of
 common shares outstanding                 33,245,571                77,324,486                   43,481,254
                                        =============              ============                =============


The accompanying notes are an integral part of these consolidated financial statements.


                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
           Consolidated Statements of Stockholders' Equity (Deficit)



                                                         Preferred                              Common
                                                          Stock      Series A   Series B         Stock
                                                          Shares     Preferred  Preferred       Shares           Common
                                                        Outstanding  Stock       Stock        Outstanding         Stock


Balance, January 13, 1999                                       -  $       - $        -              -    $            -

Stock issuances                                                 -          -          -       2,182,803           21,828
Stock issuances in lieu of cash for compensation                -          -          -      27,471,040          274,710
Net loss (comprehensive net loss)                               -          -          -               -                -
                                                        ---------  ---------  ---------    ------------    -------------
Balance, December 31,  1999                                     -          -          -      29,653,843          296,538

Stock issuances                                                 -          -          -          46,784              468
Stock issuances in lieu of cash for compensation                -          -          -       1,905,000           19,050
Conversion of debentures                                        -          -          -          38,000              380
Stock options, exercised for cash                               -          -          -         174,588            1,746
Stock options granted                                           -          -          -               -                -
Post share exchange adjustment                                  -          -          -         117,180            1,172
Share exchange                                                  -          -          -       3,300,007           33,000
Net loss (comprehensive net loss)                               -          -          -               -                -
                                                        --------- ----------  ---------   -------------   --------------
Balance, December 31,  2000                                     -          -          -      35,235,402          352,354

Stock issuances                                                 -          -          -          33,308              333
Stock issuances in lieu of cash for compensation                -          -          -       5,300,515           53,005
Conversion of debentures                                        -          -          -           7,996               80
Stock subscription receivables reductions                       -          -          -               -                -
Stock options granted and exercised                             -          -          -          62,600              626
Stock optons expired                                            -          -          -               -                -
Net loss (comprehensive net loss)                               -          -          -               -                -
                                                        ---------       ------- --------  -------------    -------------
Balance, December 31, 2001                                      -          -          -      40,639,821          406,398

Common Stock issuances                                          -          -          -      47,922,169          479,222
Common stock issuances in lieu of compensation                  -          -          -      30,850,000          308,500
Stock options granted and expired                               -          -          -               -                -
Common stock warrants                                           -          -          -               -                -
Preferred Stock issuances                               4,100,000     40,000     15,000               -                -
Preferred stock conversions to common stock            (2,050,000)   (20,000)   ( 7,500)      5,500,000           55,000
Net Loss (comprehensive net loss)                               -          -          -               -                -
                                                       ----------  --------- ----------  --------------    -------------
Balance, December 31, 2002                              2,050,000  $  20,000 $    7,500  $  124,911,990    $   1,249,120
                                                      ===========  ========= ==========  ==============    =============


The accompanying notes are an integral part of these consolidated financial statements.


                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
           Consolidated Statements of Stockholders' Equity (Deficit)
                                  (continued)



                                                                          Common                     Common
                                                                           Stock           Common     Stock options
                                                          Additional     Subscriptions      Stock     Granted and
                                                         Paid-in Capital  Receivable      Warrants   not exercised


Balance, January 13, 1999                                 $       -     $        -      $      -      $          -

Stock issuances                                            1,026,079             -             -                 -
Stock issuances in lieu of cash for compensation            (162,210)      (31,300)            -                 -

Net loss (comprehensive net loss)                                  -             -             -                 -
                                                           ---------    ----------      --------        ----------
Balance, December 31,  1999                                  863,869       (31,300)            -                 -

Stock issuances                                              695,232             -             -                 -
Stock issuances in lieu of cash for compensation           4,607,338      (622,696)            -                 -
Conversion of debentures                                      94,610             -             -                 -
Stock options, exercised for cash                             15,713        (2,255)            -                 -
Stock options granted                                              -             -             -           152,341
Post share exchange adjustment                                (1,172)            -             -                 -
Share exchange                                               (61,900)            -             -                 -
Net loss (comprehensive net loss)                                  -             -             -                 -
                                                           ---------    ----------      --------        ----------
Balance, December 31,  2000                                6,213,690      (656,251)            -           152,341

Stock issuances                                               92,067             -             -                 -
Stock issuances in lieu of cash for compensation           2,852,524             -             -                 -
Conversion of debentures                                      19,920             -             -                 -
Stock subscription receivables reductions                          -       656,195             -                 -
Stock options granted and exercised                            5,635             -             -            19,530
Stock optons expired                                           1,981             -             -            (1,981)
Net loss (comprehensive net loss)                                  -             -             -                 -
                                                          ----------    ----------      --------        ----------
Balance, December 31, 2001                                 9,185,817           (56)            -           169,890

Common Stock issuances                                       361,353             -             -                 -
Common stock issuances in lieu of compensation               183,530             -             -                 -
Stock options granted and expired                            150,360             -             -           (65,984)
Common stock warrants                                              -             -        25,000                 -
Preferred Stock issuances                                          -             -             -                 -
Preferred stock conversions to common stock                  (27,500)            -             -                 -
Net Loss (comprehensive net loss)                                 -              -             -                 -
                                                          ----------    ----------      --------        ----------
Balance, December 31, 2002                                $9,853,560    $      (56)     $ 25,000      $    103,906
                                                          ==========    ==========      ========      ============


The accompanying notes are an integral part of these consolidated financial statements.


                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
           Consolidated Statements of Stockholders' Equity (Deficit)
                                  (continued)


                                                                                                Deficit Accum-
                                                                                                ulated During
                                                           Deferred      Deferred               Development
                                                         Compensation    Financing Cos          Stage                Total


Balance, January 13, 1999                            $           -      $        -        $            -     $           -

Stock issuances                                                  -               -                     -         1,047,907
Stock issuances in lieu of cash for compensation                 -               -                     -            81,200
Net loss (comprehensive net loss)                                -               -           (1,046,928)       (1,046,928)
                                                      ------------      ----------        --------------      ------------
Balance, December 31,  1999                                      -               -           (1,046,928)            82,179

Stock issuances                                                  -               -                     -           695,700
Stock issuances in lieu of cash for compensation                 -               -                     -         4,003,692
Conversion of debentures                                         -               -                     -            94,990
Stock options, exercised for cash                                -               -                     -            15,204
Stock options granted                                            -               -                     -           152,341
Post share exchange adjustment                                   -               -                     -                 -
Share exchange                                                   -               -                     -           (28,900)
Net loss (comprehensive net loss)                                -               -            (6,783,550)       (6,783,550)
                                                      ------------      ----------         -------------      -------------
Balance, December 31,  2000                                      -               -            (7,830,478)       (1,768,344)

Stock issuances                                                  -               -                     -            92,400
Stock issuances in lieu of cash for compensation                 -        (140,250)                    -         2,765,279
Conversion of debentures                                         -               -                     -            20,000
Stock subscription receivables reductions                        -               -                     -           656,195
Stock options granted and exercised                              -               -                     -            25,791
Stock optons expired                                             -               -                     -                 -
Net loss (comprehensive net loss)                                -               -           (2,736,877)        (2,736,877)
                                                      ------------      ----------        --------------      ------------
Balance, December 31, 2001                                       -        (140,250)         (10,567,355)          (945,556)

Common Stock issuances                                           -         140,250                     -           980,825
Common stock issuances in lieu of compensation           (  47,400)              -                     -           444,630
Stock options granted and expired                                -               -                     -            84,376
Common stock warrants                                            -               -                     -            25,000
Preferred Stock issuances                                        -               -                     -            55,000
Preferred stock conversions to common stock                      -               -                     -                 -
Net Loss (comprehensive net loss)                                -               -            (2,876,910)       (2,876,910)
                                                        ----------      ----------        --------------      ------------
Balance, December 31, 2002                             $  ( 47,400)     $        -        $  (13,444,265)     $ (2,232,635)
                                                       ===========      ==========        ==============      ============


The accompanying notes are an integral part of these consolidated financial statements.


                         DataMEG Corp.and Subsidiaries
                        (A Development Stage Enterprise)
                     Consolidated Statements of Cash Flows


                                                                                                                Cummulative
                                                                           For the           For the           from inception
                                                                            Year Ended        Year Ended     (January 13, 1999 to
                                                                           December 31,       December 31,       December 31,
                                                                               2001              2002               2002)
                                                                                                                 (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                            $ (2,736,877)     $ (2,876,910)     $ (13,444,265)
        Adjustments to reconcile net loss to net
                cash provided by (used in) operating activities:
                Depreciation and amortization                                     24,041            12,120             66,498
                Stock issued for purchase of in process
                         research and development                                      -           870,600            870,600
                Stock issued, or to be issued, in lieu of
                        cash for professional services                         1,563,608           314,838          6,281,398
                Stock issued to officers for reimbursement
                        of corporate expenses or compensation                    693,778           129,792          1,602,781
                Stock options issued in lieu of cash for
                        professional services                                     17,549            84,376            254,266
                Property and equipment given in lieu of cash
                        for professional services                                 15,475                 -             15,475
                Realized gains on sales of investments                                 -                 -            (8,530)
                Loss on acquisition fee                                           73,950                 -             73,950
                Loss on disposal of property and equipment                         1,058                 -              1,058
                Loss on impairment of patent                                           -           127,274            127,274
                Minority interest                                                      -          ( 13,012)          ( 13,012)
                Stock issued in lieu of deferred financing costs                       -           140,250            140,250
                Changes in assets and liabilities
                        affecting operations:
                                Deposits                                               -            19,986             19,986
                                Accounts payable and accrued
                                        expenses                               (219,203)           383,340            861,446
                                Accrued salaries and wages                             -           149,431            149,431
                                Liability to isssue stock                              -            24,000             24,000
                                Short-term note payable                                -            10,909             10,909
                                Promissory note                                  568,382           133,361            701,743
                                Due to stockholders and officers                  21,616            12,486             34,102
                                                                             -----------        ----------       ------------
                                        Net cash provided by (used in)
                                               operating activities               23,377          (477,159)        (2,230,640)
                                                                             -----------        ----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                        (533)                 -           (39,454)
        Payments for intangible assets                                          (15,580)                 -          (127,274)
        Payments for security deposits                                           (1,250)                 -           (12,486)
        Investment in subsidiary                                                       -         (149,312)          (149,312)
        Purchases of investments                                                       -                 -           (20,000)
        Sales of investments                                                           -                 -            28,530
                                                                              ----------        ----------       -----------
                                        Net cash used in investing
                                                activities                      (17,363)         (149,312)          (319,996)
                                                                              ---------         ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from loan from shareholder                                            -                 -            26,000
        Repayment of loan from shareholder                                             -                 -           (26,000)
        Proceeds from short-term loan                                                  -           120,000            120,000
        Repayment of capital lease obligations                                     (300)             (300)           (32,002)
        Net proceeds from issuance of stock                                        1,203           439,158          2,261,967
        Proceeds from stock to be issued                                               -            45,000             45,000
        Proceeds from issuance of warrants                                             -            25,000             25,000
        Proceeds from issuance of debentures                                           -                 -            139,990
                                                                              ----------        ----------       ------------
                                        Net cash provided by financing
                                                activities                           903           628,858          2,559,955
                                                                              ----------        ----------       ------------

NET CHANGE IN CASH                                                                 6,917             2,387              9,319

CASH, BEGINNING OF PERIOD                                                             15             6,932                  -
                                                                             -----------        ----------       ------------

CASH, END OF PERIOD                                                          $     6,932        $    9,319       $      9,319
                                                                             ===========        ==========       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                Financing of property and equipment
                        with capital lease                                   $         -        $        -       $     42,540
                                                                             ===========        ==========       ============
                Issuance of stock in exchange for notes
                        receivable                                           $         -        $        -       $    656,251
                                                                             ===========        ==========       ============

                Issuance of stock in exchange for notes payable              $         -        $   85,196       $    200,186
                                                                             ===========        ==========       ============

                Stock issued as a reduction of the liability for
                        stock to be issued                                   $ 1,208,096        $        -       $  1,208,096
                                                                             ===========        ==========       ============

                Stock issued in lieu of pre-paid financing                   $   140,250        $        -       $    140,250
                                                                             ===========        ==========       ============

                Stock issued in exchange for deferred compensation           $         -        $   47,400       $     47,400
                                                                             ===========        ==========       ============

                Stock issued in purchase of subsidiary                       $         -        $  483,658       $    483,658
                                                                             ===========        ==========       ============

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:                             $
                Interest paid                                                          -        $        -       $      6,612
                                                                             ===========        ==========       ============


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

The Company executed a merger agreement with North Electric Company, Inc ("NECI") in Raleigh, North Carolina on December 10, 2001 and the terms of the agreement required the Company to issue 15,000,000 shares of restricted common stock to NECI shareholders and pay $400,000 to NECI's majority shareholder. Furthermore, under the merger agreement, the merger would become effective on the first date on which: (a) a Registration Statement is effective and (b) the Company had raised a pre-determined amount of funding and (c) the Company continued to fund NECI operations at a fixed monthly amount. On March 3, 2002 the Company and NECI signed an amendment to the merger agreement, which effectively waived all of the above noted conditions to the final merger except for the 15,000,000 shares that were issued and articles of merger in the state of North Carolina were filed in April 2002.

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

NECI is a development stage enterprise that commenced operations during October 2001. Had the purchase occurred on January 1, 2002, the net loss reported in the consolidated statement of operations would have increased by approximately $625,000 to approximately $3,502,000. Net loss per common share, basic and diluted, would have been approximately $0.04 per share. Most of the increase in expenses would be attributable to increased research and development expenses.

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

Capital Structure - SFAS No. 129, "Disclosure of Information about Capital Structure," requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company's outstanding stock is comprised of 124,119,990 shares of voting common stock, 2,000,000 shares of non-voting Class A convertible preferred stock and 50,000 shares of non-voting Class B convertible preferred stock. One investor holds the outstanding preferred shares. The Class A preferred stock shall be convertible into shares of common stock of the Company at a rate of one share of common stock for each share of preferred stock with 2,000,000 of the shares being convertible upon meeting certain agreed-upon product development benchmarks. If those benchmarks are attained before June 2003, then the shares of preferred stock shall be convertible into shares of common stock at a rate of two shares of common stock for each share of preferred stock. The Class B preferred stock shall be convertible into shares of common stock of the Company at a rate of twenty shares of common stock for each share of preferred stock with 75,000 shares being convertible upon meeting certain agreed-upon product development
benchmarks.   The benchmarks related to the conversion rate of both classes of preferred stock have been met as of June 2002. On December 31, 2002, the Company filed a certificate of amendment with the State of New York to increase the number of authorized shares from 130,000,000 to 185,000,000, of which 175,000,000 are to be common stock and 10,000,000 are to be preferred stock.

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

C.      PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

                                     2001                 2002
                                    ------               ------
Equipment                          $52,008              $56,173
Furniture                            1,640                2,827
                                   -------              -------
                                    53,648               59,000

Less: accumulated depreciation     (40,417)             (52,962)
                                   -------               ------
Property and equipment, net        $13,231              $ 6,038
                                   =======              =======

Depreciation expense totaled $24,041 and $12,120 for the years ended December 31, 2001 and 2002, respectively.

D.      CONVERTIBLE SUBORDINATED DEBENTURES



In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During November and December 2000, approximately $115,000 of the convertible subordinated debentures were converted resulting in the issuance of 42,196 shares of restricted common stock as of December 31, 2001 and 2002. The remaining convertible subordinated debentures total $25,000 at December 31, 2001 and 2002. Interest accrued related to the unconverted subordinated debentures was $10,255 at December 31, 2001 and was $13,297 at December 31, 2002. The Company is in default related to payments of interest and principal at December 31, 2002.



E.      DUE TO STOCKHOLDERS



As of December 31, 2001 and 2002, the Company was indebted to officers and stockholders in the amount of $21,616 and $63,680, respectively for expenses incurred on behalf of the Company.


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

H.      INCOME TAXES

The benefit for income taxes for the years ended December 31 are as follows:

                                   2001               2002
                                   ----               ----
Current                         $       -          $       -
Deferred                                -                  -
                                ---------          ---------

Total benefit for income taxes  $       -          $       -
                                =========          =========


A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows for 2001 and 2002:
                                              2001             2002
                                              ----             ----
Computed at the expected statutory rate   $(931,000)      $(970,000)
State income tax-net federal tax benefit   (164,000)       (171,000)
Add: Purchased in-process R&D                     -         348,000
Less: Key man life insurance premiums        (3,000)              -
Less: valuation allowance change          1,098,000         793,000
                                          ----------       ---------
Total benefit income taxes               $       -         $      -
                                         ===========       =========

Deferred tax assets and liabilities at December 31, 2001 and 2002 were as follows:
                                         2001              2002
Deferred tax assets:
 Net operating loss carryforwards   $    99,000          $  694,000
 Start-up costs                       4,104,000           4,285,000
 Depreciation and amortization           11,000              28,000
                                     ----------          -----------
Gross deferred tax assets             4,214,000           5,007,000

 Valuation allowance                 (4,214,000)         (5,007,000)
                                    -----------          ----------
Net deferred tax assets            $         -           $        -
                                   ============          ==========

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

Commitments:

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

The minimum lease payments due under terms of non-cancelable operating which have initial or remaining terms in excess of one year as of December 31, 2002 are as follows:

For the years ending December 31st              Operating
                                                Leases
                                                ---------

                            2003                $22,500
                         2004 and after         $     -
                                                -------
                                                $22,500
                                                =======

Total rent expense for all operating leases was $41,280 and $110,587 for the years ending December 31, 2001 and 2002, respectively.

Contingencies:

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

In addition in 2001 and 2002, the Company granted options to consultants to purchase 5,599,520 shares of common stock at prices ranging from $0.0126 to $2.25 per share. The fair value of the stock options granted to consultants has been recorded as an expense in the amount of $19,530 and $84,376 for the year ended December 31, 2001 and 2002, respectively. All the options are unexercised and unexercised options expire between February 2003 and October 2008.

A summary of option activity, for both employees and consultants, for the two years ended December 31, is as follows:



                                                        Price Per Share
                                                        ---------------
                                  Number of  Shares          Range        Weighted Average
                                  -----------------     ---------------   ----------------
Outstanding, January 1, 2001            209,192         $0.10   - $5.00        $2.55
        Options granted                 320,000         $0.24   - $2.25        $0.37
        Options exercised             (       -)                -                  -
        Options expired               (  11,390)        $3.00   - $5.00        $3.36
                                      ---------         ---------------        -----
Outstanding, December 31, 2001          517,802         $0.24   - $3.46        $1.18
        Options granted               5,400,000         $0.0126 - $0.10        $0.03
        Options exercised             (       -)                -                  -
        Options expired               ( 217,802)        $3.46   - $1.73        $2.48
                                      ---------         ---------------       ------
Outstanding, December 31, 2002        5,700,000         $0.0126 - $0.24       $ 0.04
                                      =========         ===============       ======

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

N.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:



                                       For the year            For the year        Cumulative from
                                     ended December 31,      ended December 31,       inception
                                         2001                     2002            (January 13,1999 to
                                                                                   December 31, 2002)
                                                                                     (unaudited)

Net loss  (numerator)                  $ (2,736,877)     $   (2,876,910)          $ (13,444,265)
Weighted average Shares (denominator)     33,245,571         77,324,486              43,481,254
Basic and diluted net loss per share   $        (.08)    $        (0.04)          $       (0.31)


As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options granted as of September 30, 2001 and 2002 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive

O.       OPERATING LOSSES



The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At December 31, 2002, current liabilities exceed current assets by $2,457,764. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to achieve its business objectives and the success of its future operations.



P.      SUBSEQUENT EVENTS



During December 2002, the Company entered into a promissory note with an investor whereby the investor would lend $62,000 to the company. As collateral for the note, the President of the company pledge approximately 3.3 million shares of personally owned DataMEG Corp. common stock. No amounts were funded during 2002 but the funds were advanced during 2003. The Company did not repay the loan when due and is under default under the promissory note. In March 2003 the Company issued approximately 3.3 million shares to the President to replace the pledged stock lost.

In January 2003, the Company announced a ten percent (10%) stock dividend that will be payable to shareholders of record as of Wednesday, January 8, 2003 and is to be paid in May 2003.



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

On April 14, 2003, the Company signed a letter of intent to acquire a 49% equity position in another technology company. The Company anticipates negotiating a term sheet and definitive purchase agreement upon completion of due diligence.

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

CAS COMMUNICATIONS, INC.

ANTHONY HOBBS-BOIARDI



Mr. Hobbs-Boiardi has headed up the formation of the Quantum Advanced Technologies project since January 1998. Previously, Mr. Hobbs-Boiardi started his career as an Accounting Manager within the Food retail and Food distribution services in the United Kingdom with Safeway and Christian Salvesen. He then moved into private entrepreneurial business activities. Mr. Hobbs-Boiardi was a Management Accountant and shareholder in Alto seating systems, British based sports seating company that provided seats to world class sporting events including Atlanta Olympics, until he left in to head up the Quantum Project. Mr. Hobbs Boiardi is an Oxford graduate of 1988 and a qualified Associate Chartered Management Accountant.



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

ITEM 11.  EXECUTIVE AND SIGNIFICANT PAST AND CURRENT EMPLOYEE COMPENSATION

                                SUMMARY COMPENSATION TABLE
                                --------------------------
                                                                       Long-term
                                                                      Compensation
                                                                --------------------------       -------
                                                                         Awards                  Payouts
---------       ----    ---------     -----      ------         --------------------------       -------         ---------
Name and        Year    Salary In     Bonus      Other          Restricted      Securities       LTIP            All Other
Principal               Cash and      ($)        Annual         Underlying       Options/        Payouts          Compen-
Position                Stock                    Compen-          Stock           SARS           ($)              sation
                        ($)                      sation          Awards          (#)(1)                            ($)
                                                 ($)                ($)
---------       ----    ---------     -----      ------         --------------------------       -------         ---------

Andrew          1999      280,500         0           0                0                0              0                0
Benson,
President       2000      432,000         0           0                0          187,500              0                0
& Sole
Director        2001      237,865         0           0                0                0              0                0

                2002      340,358
---------       ----    ---------     -----      ------         --------------------------       -------         ---------

Reggie          1999      240,500         0           0                0                0              0                0
Phillips
(2)             2000      432,000         0           0                0          187,500              0                0

                2001      180,727         0           0                0                0              0                0

                2002        0             0           0                0                0              0                0
---------       ----    ---------     -----      ------         --------------------------       -------         ---------

John            1999       53,063         0           0                0                0              0                0
Cairns
                2000      120,000         0           0                0          187,500              0                0

                2001      159,274         0           0                0                0              0                0

                2002       40,000         0           0                0                0              0                0
---------       ----    ---------     -----      ------         --------------------------       -------         ---------

Rex
Hester,         2002     130,000          0           0                0                0              0                0
CEO
NECI
---------      -----   ----------    ------     -------         ---------------------------     --------        -----------

Dan
Ference         2002     130,000          0           0                0                0              0                0
President
NECI            ----    ---------    ------     -------         ---------------------------     --------        -----------




        - All options were used to acquire unrestricted stock in salary in cash and unrestricted stock and no options remained outstanding at December 31. 2000. The options do not represent any additional compensation beyond that which is disclosed in the column "Salary In Cash and Unrestricted Stock."

        -       Mr. Phillips resigned from DataMEG Corporation on
                March 31, 2001 and he is no longer a significant shareholder.

        - An accrued liability related to unpaid officers and key employee salaries was recorded in the approximate amount of $305,000 at December 31, 2002.

        -       Salary for President was incurred as follows:

                        Quarter 1, 2002         60,932
                        Quarter 2, 2002         14,394
                        Quarter 3, 2002        200,000
                        Quarter 4, 2002         65,032
                                               -------
                            Total 2002         340,358
                                               =======

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER             DESCRIPTION

--------------------------------------------------------------------
23.02            Consent of Independent Auditors
99.01            Certification of CEO and CF0 Section 906


Reports filed on Form 8-K:   NONE


ITEM 14 CONTROLS AND PROCEDURES.



(a) Within 90 days prior to the filing date of this report, the Company's President who is also the Chief Executive and Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President who is also the Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Commission's rules and procedures.



(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


SIGNATURE

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has fully caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DATAMEG CORP.


 Date: April 29, 2003       By: /s/ Andrew Benson
                         ----------------------------
                            Andrew Benson
                            President and Sole Director
                            (principal executive and chief financial officer)

CERTIFICATION

I, Andrew Benson, certify that:

1.      I have reviewed this amended annual report on Form 10-KSB/A of DataMEG
Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.      I am responsible for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and I have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

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

Date: April 29, 2003


By: /s/ Andrew Benson
----------------------------
Andrew Benson
President and Sole Director
(principal executive and chief financial officer)