Form 10QSB
period 2003-03-31
DATAMEG CORP
filed 2003-05-20
CIK 716749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark one)
           [x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                 March 31, 2003

          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

   Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                     Common stock par value $0.01 per share
                173,536,507 shares outstanding at March 31, 2003



                                 DATAMEG CORP.

INDEX
                                                                                   Page
Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements.....................................................F1-F10

Item 2.   Management's Discussion and Analysis or Plan of Operation.................2-14

Item 3.   Controls And Procedures....................................................15

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings..........................................................15

Item 2.   Changes in Securities and Use of Proceeds................................. 16

Item 3.   Defaults Upon Senior Securities............................................16

Item 4.   Submission of Matters to a Vote of Security Holders........................16

Item 5.   Other Information......................................................... 16

Item 6.   Exhibits and Reports on Form 8-K...........................................16

SIGNATURES...........................................................................17

CERTIFICATION........................................................................17



                                     PART 1

ITEM 1. FINANCIAL STATEMENTS



                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                       Consolidated Financial Statements
                 For the Three Months Ended March 31, 2002 and 2003



CONTENTS                                                PAGE
-----------                                         ----------
Consolidated Financial Statements:

Balance sheets                                          F-1

Statements of operations                                F-2

Statements of cash flows                                F-3

Notes to Consolidated Financial Statements              F-4-10
===============================================================




                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets



                                                 December 31,    March 31,
                                                    2002           2003
                                                               (unaudited)

ASSETS

CURRENT ASSETS:
 Cash                                          $      9,319   $     2,892
                                                -----------   -----------
   Total current assets                               9,319         2,892

PROPERTY AND EQUIPMENT, net                           6,038         7,100

OTHER ASSETS:
 Goodwill                                           206,746       206,746
 Pre-paid expenses                                     -            4,767
 Deposits                                              -            2,383
                                                -----------   ------------
   Total other assets                               206,746       213,896
                                                ------------  ------------
                                                $   222,103   $   223,888
                                                ===========   ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Capital lease obligation                       $     8,302   $     8,302
 Promissory note                                    701,743       783,964
 Accounts payable and accrued expenses              902,150       778,998
 Accrued salaries and wages                         538,248       668,808
 Due to stockholders and officers                    63,680        60,580
 Convertible subordinated debentures                 25,000        25,000
 Liability for stock to be issued                   227,960       181,960
                                                 -----------   ----------
   Total current liabilities                      2,467,083     2,507,612
                                                 -----------   ----------
   Total liabilities                              2,467,083     2,507,612

COMMITMENTS AND CONTINGENCIES                          -             -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY        (12,345)      (38,095)

STOCKHOLDERS'  EQUITY (DEFICIT):
 Class A convertible preferred stock, $.01 par
  value, 8,000,000 shares authorized at December 31,
  2002 and March 31, 2003; 2,000,000 shares issued
  and outstanding at December 31, 2002 and March
  31,2003                                            20,000        20,000
 Class B convertible preferred stock, $.15 par
  value, 2,000,000 authorized at December 31, 2002
  and March 31, 2003; 50,000 shares issued and
  outstanding at December 31, 2002 and March 31,
  2003                                                7,500         7,500
 Common stock, $.01 par value; 175,000,000
  authorized at December 31, 2002 and March 31,
  2003; 124,911,990 and 173,536,507 issued and
  outstanding at December 31, 2002 and March 31,
  2003, respectively                               1,249,120     1,735,365
 Common stock subscriptions receivable                   (56)         (56)
 Additional paid-in capital                        9,853,560    10,322,835
 Common stock warrants                                25,000        25,000
 Stock options                                       103,906        28,349
 Deferred compensation                               (47,400)         -
 Accumulated deficit during development stage    (13,444,265)  (14,384,620)
                                                 ------------   -----------
   Total stockholders' equity (deficit)            (2,232,635)  (2,245,627)
                                                 ------------   -----------
                                                $     222,103   $   223,888
                                                  ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         DataMEG Corp. and Subsidiaries
                        (A Development State Enterprise)
                     Consolidated Statements of Operations


                                           Three Months           Three Months                  Cumulative
                                             Ended                  Ended                     from inception
                                            March 31,               March 31,              (January 13, 1999 to
                                              2002                    2003                    March 31, 2003)
                                          (unaudited)              (unaudited)                  (unaudited)


REVENUE                                   $         -               $         -                $           -

COST OF REVENUES                                    -                         -                            -
                                          -----------               -----------                 ------------
 Gross Profit                                       -                         -                            -

OPERATING EXPENSES
 General and administrative                   305,879                   767,205                   11,365,997
 Research and development                        -                      162,498                    2,669,787
                                          -----------               -----------                 ------------
  Total operating expense                     305,879                   929,703                   14,035,784
                                          -----------               -----------                 ------------
 Loss from operations                      (  305,879)               (  929,703)                 (14,035,784)

OTHER INCOME (EXPENSES):
 Interest income                                   11                      -                             225
 Interest expense                          (   31,303)               (   36,402)                 (   194,071)
 Loss on acquisition fee                         -                         -                     (    73,950)
 Loss on disposal of property
  and equipment                                  -                         -                     (     1,058)
 Loss on impairment of
  patents                                        -                         -                     (    127,274)
 Realized gains on sale of investments           -                         -                           8,530
                                          ------------               -----------                -------------
  Total other income (expenses)            (   31,292)               (   36,402)                 (    387,598)
                                          ------------               -----------                -------------

LOSS BEFORE BENEFIT FOR
 INCOME TAXES AND MINORITY
 INTEREST                                 (   337,171)               (   966,105)                ( 14,423,382)
                                          ------------               -----------                -------------

 Benefit for income taxes                        -                         -                            -
                                          ------------               -----------                -------------

LOSS BEFORE MINORITY INTEREST             (   337,171)               (   966,105)                ( 14,423,382)

MINORITY INTEREST                                -                        25,750                      38,762
                                         -------------              ------------                -------------

NET LOSS                                $ (   337,171)              $(   940,355)               $(14,384,620)
                                        =============               ============                =============

Net loss per common share
 (basic and diluted)                    $      (0.01)              $     (0.01)                $       (0.29)


Weighted average number of
 common shares outstanding                 45,725,654               157,621,333                   50,227,714
                                        =============              ============                 =============


The accompanying notes are an integral part of these consolidated financial statements.


                         DataMEG Corp.and Subsidiaries
                        (A Development Stage Enterprise)
                     Consolidated Statements of Cash Flows


                                                                                                                  Cumulative
                                                                            For the Three      For the Three      from inception
                                                                             Months Ended      Months Ended     (January 13, 1999
                                                                              March 31,          March 31,       to March 31,
                                                                                2002              2003               2003)
                                                                             (unaudited)       (unaudited)       (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                            $ (  337,171)     $ (  940,355)     $ (14,384,620)
        Adjustments to reconcile net loss to net
                cash provided by (used in) operating activities:
                Depreciation and amortization                                      4,342             1,242             67,740
                Stock issued for purchase of in process
                         research and development                                   -                 -               870,600
                Stock issued, or to be issued, in lieu of
                        cash for professional services                            19,169           502,901          6,784,299
                Stock issued to officers for reimbursement
                        of corporate expenses or compensation                     30,000           160,000          1,762,781
                Stock options issued in lieu of cash for
                        professional services                                       -                7,543            261,809
                Property and equipment given in lieu of cash
                        for professional services                                   -                 -                15,475
                Realized gains on sales of investments                              -                 -           (     8,530)
                Loss on acquisition fee                                             -                 -                73,950
                Loss on disposal of property and equipment                          -                 -                 1,058
                Loss on impairment of patent                                        -                 -               127,274
                Minority interest                                                   -          (    25,750)       (    38,762)
                Stock issued in lieu of financing costs                           93,500              -               140,250
                Changes in assets and liabilities
                        affecting operations:
                                Deposits                                           -                  -                19,986
                                Pre-paid expenses                                  -           (     4,767)       (     4,767)
                                capital lease obligations                     (   2,236)
                                Accounts payable and accrued
                                        expenses                                  22,945            73,959            935,405
                                Accrued salaries and wages                          -          (    32,935)           116,496
                                Liability to issue stock                           -                 -                24,000
                                Short-term note payable                             -                 -                10,909
                                Promissory note                                    5,326            25,822            727,565
                                Due to stockholders and officers              (    2,366)      (     3,100)            31,002
                                                                             -----------        ----------         ----------
                                        Net cash used in
                                               operating activities           (  166,491)      (   235,440)       ( 2,466,080)
                                                                             -----------        ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                         -          (     2,304)       (    41,758)
        Payments for intangible assets                                              -                 -           (   127,274)
        Payments for security deposits                                              -          (     2,383)       (    14,869)
        Investment in subsidiary                                              (  150,000)             -           (   149,312)
        Purchases of investments                                                    -                 -           (    20,000)
        Sales of investments                                                        -                 -                28,530
                                                                              ----------        ----------        -----------
                                        Net cash used in investing
                                                activities                   (   150,000)      (     4,687)       (   324,683)
                                                                              ----------        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from loan from shareholder                                         -                 -                26,000
        Repayment of loan from shareholder                                          -                 -           (    26,000)
        Proceeds from short-term loan                                            120,000            77,000            197,000
        Repayment of capital lease obligations                                     (300)              -           (    32,002)
        Net proceeds from issuance of stock                                      192,500            93,700          2,355,667
        Proceeds from stock to be issued                                            -               63,000            108,000
        Proceeds from issuance of warrants                                          -                 -                25,000
        Proceeds from issuance of debentures                                        -                 -               139,990
                                                                              ----------        ----------       ------------
                                        Net cash provided by financing
                                                activities                       312,200           233,700          2,793,655
                                                                              ----------        ----------       ------------

NET CHANGE IN CASH                                                           (     4,291)      (     6,427)             2,892

CASH, BEGINNING OF PERIOD                                                          6,932             9,319               -
                                                                             -----------        ----------       ------------

CASH, END OF PERIOD                                                          $     2,641        $    2,892       $      2,892
                                                                             ===========        ==========       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
                Financing of property and equipment
                        with capital lease                                   $      -           $     -          $     42,540
                                                                             ===========        ==========       ============
                Issuance of stock in exchange for notes
                        receivable                                           $      -           $     -          $    656,251
                                                                             ===========        ==========       ============

                Issuance of stock in exchange for notes payable              $      -           $  179,219       $    379,405
                                                                             ===========        ==========       ============

                Stock issued as a reduction of the liability for
                        stock to be issued                                   $      -           $  124,000       $  1,332,096
                                                                             ===========        ==========       ============

                Stock issued in lieu of pre-paid financing                   $      -           $     -          $    140,250
                                                                             ===========        ==========       ============

                Stock issued in purchase of subsidiary                       $    78,658        $     -          $    483,658
                                                                             ===========        ==========       ============

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:                             $
                Interest paid                                                          -        $        -       $      6,612
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

On September 13, 2001 the Company created CAS Communications, Inc. ("CASCO"), a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company continues to own the intellectual property but CASCO received an exclusive license. CASCO issued 6,666,666 shares to a minority owner and 20,000,000 shares to the Company, which represented 75% ownership of CASCO with the minority owner owning the remaining 25%. On March 25, 2003, CASCO finalized a 100:1 reverse stock split. As of March 31, 2003, a consultant completed the required services under a contract with CASCO to receive a 10% equity share of CASCO, a board member was approved to receive a 5% equity position of CASCO as an incentive to join the board, a minority shareholder of CASCO agreed to contribute licensing rights to certain technologies in exchange for a 15% additional equity position in CASCO and a group of investors purchased a 5% equity position in CASCO. The stock certificates to consummate the changes in CASCO stock ownership were issued effective April 1, 2003 and as of April 1, 2003, the Company will own 40% of the outstanding stock of CASCO.

The Company executed a merger agreement with North Electric Company, Inc ("NECI") in Raleigh, North Carolina on December 10, 2001 which was finalized on April 24, 2002. NECI is a development stage enterprise that commenced operations during October 2001. NECI focuses on developing technology to bring products to the telecommunications sector that serve to address specific industry needs. As a result of the acquisition, the Company acquired goodwill of approximately $207,000. This was due to the value of NECI based upon discounting future cash flows expected to be received as NECI is able to market its software products.

These financial statements reflect those of the Subsidiary, with adjustments to reflect the changes in equity structure resulting from the share exchange, the creation CASCO and the merger with NECI. All references in the accompanying financial statements to the number of common shares have been restated to reflect the share exchange.

The Company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

Except for the consolidated balance sheet of the Company as of December 31, 2002, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto filed with the Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.



B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS:

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

Derivative Instruments and Hedging Activities - In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 Derivative Instruments and Hedging Activities." This statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

C.      DUE TO STOCKHOLDERS



As of December 31, 2002 and March 31, 2003, the Company was indebted to officers and stockholders in the amount of $63,680 and $60,580, respectively for expenses incurred on behalf of the Company.


D.      PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $702,000 and $728,000 as December 31, 2002 and March 31, 2003, respectively.

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002, The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. On May 17, 2002, the investor filed suit against the Company and the Company's President for the principal, interest, legal fees and related damages. A liability in the amount of the principal, interest, and legal fees was recorded in the balance sheet of the Company. The liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at March 31, 2003. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost.

E.      RELATED PARTY TRANSACTIONS

As of December 31, 2002 and March 31, 2003 the Company had amounts payable to various officers and stockholders (see Note C).

During 2001 and 2002, the Company's President assumed personal liability and pledged personal assets as part of several financing agreements (see Note D).

F.      COMMITMENTS AND CONTINGENCIES

Commitments:

In January 2003, the Company announced a ten percent stock dividend that will be payable to shareholders of record as of Wednesday January 8, 2003 and is to be paid in May 2003. The number of shares issued and outstanding on January 8, 2003 was approximately 135,000,000, resulting in a commitment to issue approximately 13,500,000 additional shares of the Company's common stock.

In February 2003, the Company signed a sub-lease agreement for NECI's office
space in Raleigh, North Carolina.   The term of the lease is for 20 months
beginning in April 2003 and ending in November 2004. The terms of the lease call for a base monthly payment of $2,383.

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

In October 2001, as partial consideration to a settlement with a CASCO shareholder, the shareholder received warrants to purchase 2,000,000 of the Company's shares at an exercise price of $1.13 per share. As of the grant date, management estimates the amount of any liabilities, which may be associated with the warrants granted as part of the settlement agreement, are immaterial. As of March 31, 2003 none of the warrants have been exercised.

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

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock. The investor advanced the Company $192,500 against the discounted market value of the shares. The projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002. The investor received a judgment in the amount of $253,859 and applied proceeds from the sale of the stock issued in February 2002 of $111,471 leaving a a balance due to the investor of $142,388 as of December 31, 2002. The Company agreed to issue the investor an additional 10,000,000 shares of common stock of which the net proceeds will be applied to the current balance. As of March 31, 2003, the estimated balance due to the investor is $42,388.

In December 2002, the Company entered into an agreement to sell 5,000,000 warrants for its common stock for a premium of $25,000. The warrant agreement states that the purchase price is dependent upon market value at the time of issuance and that a significant decrease in market value could result in a forfeit of part or all of the warrant premium.

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

G.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:



                                    For the Three Months   For the Three MOnths    Cumulative from
                                       ended March 31,        ended March 31,         inception
                                            2002                   2003            (January 13,1999 to
                                                                                     March 31, 2003)
                                         (unaudited)            (unaudited)           (unaudited)

Net loss  (numerator)                  $ (   337,171)     $ (   940,355)          $ (14,384,620)
Weighted average Shares (denominator)     45,725,654         157,621,333             50,227,714
Basic and diluted net loss per share   $       (0.01)     $        (0.01)         $       (0.29)


As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options granted as of March 31, 2002 and 2003 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive

H.       OPERATING LOSSES



The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At March 31, 2003, current liabilities exceed current assets by $2,504,719. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to achieve its business objectives and the success of its future operations.


I.      SUBSEQUENT EVENTS



In April and May 2003, NECI negotiated several agreements with engineering consultants to issue shares of the Company's stock, stock options and or NECI stock options in lieu of cash to satisfy liabilities for past service through April 15, 2003 and for future services.

In May 2003, the Company signed a term sheet to acquire a 40% equity position in another technology company. The term sheet is non-binding and any subsequent definitive agreement is dependent upon the successful completion of due diligence by both parties. The terms of the purchase, including a negotiated final purchase price, state that the purchase price shall not exceed $15,000,000 and that the purchase price can be satisfied by either cash or stock or a combination thereof.

During April 2003, as a result of certain finalized equity transactions with consultants, shareholders, and board members, the Company has decreased its ownership of CASCO from 75% to 40% and the President of the Company has been removed as the President and CEO of CASCO but continues as a director of CASCO.

In April 2003, the Company amended its certificate of incorporation with the state of New York to increase the number of authorized shares of stock to 350,000,000, of which 10,000,000 are to be of preferred shares and 340,000,000 shares are to be of common stock. The number of shares issued and outstanding on May 20, 2003 is approximately 185,000,000 including certain stock certificates which are in the process of being issued by the transfer agent.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN INFORMATION IN THIS QUARTERLY REPORT ON FORM 10-QSB MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMEDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR THE PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS, ANY STATEMENTS OF THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE ECONOMIC CONDITIONS OR PERFORMANCE AND ANY STATEMENTS OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. IN SOME CASES, "FORWARD-LOOKING STATEMENTS" CAN BE IDENTIFIED BY THE USE OF TERMINOLOGY SUCH AS "MAY," "WILL," "BELIEVES," "PLANS," "ANTICIPATES," "ESTIMATES," "POTENTIAL," OR "CONTINUE," OR THE NEGATIVE THEREOF OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ITS "FORWARD- LOOKING STATEMENTS" ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS OR ANY OF ITS "FORWARD-LOOKING STATEMENTS" WILL PROVE TO BE CORRECT, AN ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S "FORWARD-LOOKING STATEMENTS." THE COMPANY'S FUTURE FINANCIAL CONDITION AND RESULTS, AS WELL AS ANY OTHER "FORWARD- LOOKING STATEMENTS," ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, SOME OF WHICH ARE SUMMARIZED BELOW.

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

On September 13, 2001 the Company created CAS Communications, Inc. ("CASCO"), a new entity to be used for the licensing, distribution, and manufacture outsourcing of the Company's CAS technology. The Company continues to own the intellectual property but CASCO received an exclusive license. CASCO issued 6,666,666 shares to a minority owner and 20,000,000 shares to the Company, which represented 75% ownership of CASCO with the minority owner owning the remaining 25%. On March 25, 2003, CASCO's board of directors finalized a 100:1 reverse stock split. As of March 31, 2003, a consultant completed the required services under a contract with CASCO to receive a 10% equity share of CASCO, a board member was approved to receive a 5% equity position of CASCO as an incentive to join the board, a minority shareholder of CASCO agreed to contribute licensing rights to certain technologies in exchange for a 15% additional equity position in CASCO and a group of investors purchased a 5% equity position in CASCO. The stock certificates to consummate the changes in CASCO stock ownership were issued effective April 1, 2003 and as of April 1, 2003, the Company will own 40% of the outstanding stock of CASCO.

The Company executed a merger agreement with North Electric Company, Inc ("NECI") in Raleigh, North Carolina on December 10, 2001 which was finalized on April 24, 2002. NECI is a development stage enterprise that commenced operations during October 2001. NECI focuses on developing technology to bring products to the telecommunications sector that serve to address specific industry needs. As a result of the acquisition, the Company acquired goodwill of approximately $207,000. This was due to the value of NECI based upon discounting future cash flows expected to be received as NECI is able to market its software products.

These financial statements reflect those of the Subsidiary, with adjustments to reflect the changes in equity structure resulting from the share exchange, the creation CASCO and the merger with NECI. All references in the accompanying financial statements to the number of common shares have been restated to reflect the share exchange.

From DataMEG Corporation's inception in January 1999 through March 31, 2003 operating activities consisted primarily of research and development, product design, and development and testing of the CAS technology and NECI technologies. During this period, DataMEG Corp. has focused on developing these technologies using its internal resources, and other external product development-engineering consultants. Since its inception, DataMEG Corp. has incurred operating losses, and as of March 31, 2003, had an accumulated deficit of $14.4 million. DataMEG Corporation has not realized any operating revenue nor has it achieved profitability on a quarterly or on an annual basis. While DataMEG Corp is developing and plans to introduce future products, there can be no assurance that it will be successful in these efforts.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to commitments and contingencies, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including but not limited to, those related to software development costs, intangible assets, income taxes, and financing operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgements made in these areas and a discussion of our accounting policies, refer to "Summary of Significant Accounting Policies" (Note B) included in Item 7 of our Annual Report on Form 10-KSB/A for the year ended December 31, 2002. Since December 31, 2002, there have been no significant changes to our critical accounting policies.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues for the three months ended March 31, 2003 were $0 (zero) as well as for the corresponding period in the prior year. No revenues were reported for the three- month period ending March 31, 2003 as well as for the corresponding period in the prior year.

Cost of Revenues for the three months ended March 31, 2003 were $0 (zero) as well as for the corresponding period in the prior year. None were reported for the three-month period ending March 31, 2003 as well as for the corresponding period in the prior.

Research and development expenses were approximately $162,000 for the three months ended March 31, 2003 compared to approximately $0 (zero) for the same period in the prior year. The increase in expenses was primarily due to increased costs associated with developmental engineering costs associated with the design and development of the CAS and NECI technologies.


Compensation paid and accrued to officers and other key employees was $322,689 for the three months ended March 31, 2003 compared to $60,932 for the same period of the prior year. As of March 31, 2003, the Company was indebted to officers and stockholders for expenses incurred on behalf of the Company in the amount of $60,580. As of December 31, 2002 and March 31, 2003, no officer or stockholder was indebted to the Company. During the three months ended March 31, 2003, 5,775,000 shares of common stock were issued to officers and employees for compensation and for reimbursements of amounts paid on behalf of DTMG and NECI with an assigned value of approximately $176,000.

General and administrative expenses were approximately $767,000 for the three months ended March 31, 2003 compared to approximately $306,000 for the same period in the prior year. The net increase in general and administrative expenses was primarily attributable to an increase in consulting fees of $384,000, an increase in compensation of $176,000, a decrease if $121,000 in financing fees and a net increase in all other general and administrative expenses of approximately $22,000.

Net loss for the three months ended March 31, 2003 was approximately $940,000 compared to a loss of approximately $337,000 for same period in the prior year. The increase in the net loss was primarily attributable to increases in research and development expense, consulting fees and compensation and a decrease in financing fees as mentioned above.

Cash used in operating activities for the three months ended March 31,2003 was approximately $235,000 compared to cash used in by operating activities for the three months ended March 31, 2002 of approximately $166,000. This increase in cash used in operating activities was mainly attributable to the Merger of NECI and the increase in amounts paid as compensation.

Cash used in investing activities was approximately $5,000 for the three months ended March 31, 2003 compared to approximately $150,000 for the same period in 2002. The cash used in investing activities for the three months ended March 31, 2002 was directly related to the merger with NECI. Cash used in investing activities for the three months ended March 31, 2003 was related to payments of security deposits and small purchases of property and equipment.

Cash provided by financing activities was approximately $233,700 for the three months ended March 31, 2003 compared to $312,200 in the same period in the prior year. The decrease in cash provided by financing activities was related to the difference in the success of management to raise capital to continue operations in 2003.

CURRENT DEVELOPMENTS

CASCO:

During March 2003, CASCO welcomed the addition of Mr. Liebhaber to the board of directors. Mr. Leibhaber has extensive experience in the development and marketing of technology similar to that of CASCO and brings a wealth of connections, ideas and enthusiasm to CASCO.

During April 2003, as a result of certain finalized equity transactions with consultants, shareholders, and boardmembers, the Company has decreased its ownership of CASCO from 75% to 40% and the President of the Comanty has been removed as the President and CEO of CASCO but continues as a director of CASCO.

NECI:

During 2003, NECI continued to develop its Network Assurance Software product.

In April and May 2003, NECI negotiated several agreements with engineering consultants to issue shares of the Company's stock, stock options and or NECI stock options in lieu of cash to satisfy liabilities for past service through April 15, 2003 and for future services.

DATAMEG CORP.:

During 2003, the Company continued to work towards providing resources and capital to its subsidiaries and to improve shareholder value through the use of specialized consultants and negotiation of cooperative ventures with similarly placed entities.

In May 2003, the Company signed a term sheet to acquire a 49% equity position in Broadband Mobile Technologies, Inc. The term sheet is non-binding and any subsequent definitive agreement is dependent upon the successful completion of due diligence by both parties. The terms of the purchase, including a negotiated final purchase price, state that the purchase price shall not exceed $15,000,000 and that the purchase price can be satisfied by either cash or stock or a combination thereof. The Company expects to conclude the acquisition in June 2003.

Description of NECI Industry

The last decade has seen many new networking technologies conceived and promoted by various industry participants: Equipment vendors, network operators, and standards organizations. We have seen the evolution of the network from monolithic, fixed bandwidth time- division multiplexed (TDM) architectures to a packet-based (IP) network infrastructure that makes more efficient use of network resources. Dynamic routing protocol and traffic engineering evolutions
(MPLS) and innovative connection control mechanisms (Soft switch) are enhancing packet networks to provide new carrier class services while lowering capital and operating costs. This, coupled with increased bandwidth availability, has launched a whole new class of network services such as high-speed data networking access (DSL and Cable Modem), packetized voice (VoIP), virtual private networking (VPN), and guaranteed Quality of Service (QoS) data connections.

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

DATA PLANE VS. CONTROL PLANE VS. MANAGEMENT PLANE - Communications networks are structured into three parallel domains of functionality: The data plane, where user data flows between network ports, the control plane, which uses signaling between network entities to control connections and services, and the management plane, which provides the administrative oversight of the network via non-real time supervisory communications channels and processes. North Electric Company is spanning these domains with a systems approach that integrates critical functionality in each area to facilitate the profitable deployment of next-generation networking technologies. We may thus expect to encounter potential competition from any of the current participants in the individual domains.

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



Capitalization:

DataMEG Corp. continued to finance its operations in 2003 primarily through issuance of capital stock in lieu of compensation to vendors and through equity financings. The Company has been successful to date with cash infusions from capital stock sales and other debt obligations. DataMEG Corp.'s ongoing ability to access capital may or may not diminish depending on market conditions. DataMEG Corp. believes that the current cash, cash equivalents may not be sufficient to meet anticipated cash needs for working capital and capital expenditures for the next twelve months. Management continues to prioritize the securing of financing that optimizes both the Company and shareholder interests.

2B. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Any failure of DataMEG Corp to generate revenues would prevent it from achieving and/or maintaining profitability. DataMEG Corp has incurred losses since inception and expects to continue to incur losses in the future. As of March 31, 2003, DataMEG Corp had an accumulated deficit of $14.4 million. DataMEG Corp has not achieved profitability on a quarterly or annual basis, and DataMEG Corp anticipates that it will continue to incur net losses.

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

SUMMARY

DataMEG Corp. has been diligent in its development of the CAS and NECI technologies and in its efforts to restructure the business to provide additional technology and product opportunities for the Company. The completed merger with NECI and the creation of CAS Communications, Inc. along with the transference of the CAS technology development project to CAS Communications, Inc. illustrates a consistent and coherent effort on the part of DataMEG Corp. management to position the Company with multiple opportunities for growth.

ITEM 3.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, management concluded its evaluation of the effectiveness of our disclosure controls and procedures. As of that date, our Chief Executive Officer and acting Chief Financial Officer concluded that we maintain effective disclosure controls and procedures that ensure information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Specifically, the disclosure controls and procedures assure that information is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.




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

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock. The investor advanced the Company $192,500 against the discounted market value of the shares. The projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002. The investor received a judgment in the amount of $253,859 and applied proceeds from the sale of the stock issued in February 2002 of $111,471 leaving a a balance due to the investor of $142,388 as of December 31, 2002. The Company agreed to issue the investor an additional 10,000,000 shares of common stock of which the net proceeds will be applied to the current balance.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2003, the Company announced a ten percent stock dividend that will be payable to shareholders of record as of Wednesday January 8, 2003 and is to be paid in May 2003. The number of shares issued and outstanding on January 8, 2003 was approximately 135,000,000, resulting in a commitment to issue approximately 13,500,000 additional shares of the Company's common stock.

Due to working capital restrictions the Company does not expect to issue cash dividends in the near future.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In April a majority of the Company's shareholders voted to increase the number shares of authorized Company stock. The total number of authorized shares were increased from 175,000,000 to 350,000,000.

ITEM 5.   OTHER INFORMATION

There is no other information.

ITEM 6.   Exhibits and Reports on Form 8-K

Exhibit No.             Title of Exhibit
----------              ------------------
99.01 Certification of Chief Executive Officer and Chief Financial Officer

99.02                    NEWS RELEASE Jan. 09, 2003

99.03                    NEWS RELEASE Jan. 16, 2003

99.04                    NEWS RELEASE Feb. 14, 2003

99.05                    NEWS RELEASE Feb. 14, 2003

99.06                    NEWS RELEASE Feb. 20, 2003

99.07                    NEWS RELEASE Mar. 11, 2003

99.08                    NEWS RELEASE Mar. 13, 2003

99.09                    NEWS RELEASE Mar. 18, 2003

99.091                   NEWS RELEASE Mar. 20, 2003

99.092                   NEWS RELEASE Mar. 25, 2003

99.093                   NEWS RELEASE Mar. 26, 2003

99.094                   NEWS RELEASE Mar. 27, 2003

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATAMEG CORP.

Date: May 20, 2003


By: /s/ Andrew Benson
----------------------------
Andrew Benson
President and Sole Director
(principal executive and chief financial officer)



CERTIFICATION

I, Andrew Benson, certify that:

1.      I have reviewed this quarterly report on Form 10-QSB of DataMEG
Corp.;

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

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

        a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's accountants any material weaknesses in internal controls; and

        b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003


By: /s/ Andrew Benson
----------------------------
Andrew Benson
President and Sole Director
(principal executive and chief financial officer)

=========================================
EXHIBIT 99.01-CERTIFICATION


     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND ACTING CHIEF FINANCIAL OFFICER

I, Andrew Benson, Chief Executive Officer and Acting Chief Financial Officer of DATAMEG CORP (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

   (1) the Quarterly Report on Form 10-QSB of the Registrant, to which this certification is attached as an exhibit (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Date: May 20, 2003


By: /s/ Andrew Benson
----------------------------
Andrew Benson
President and Sole Director
(principal executive and chief financial officer)