Form 10QSB
period 2003-06-30
DATAMEG CORP
filed 2003-08-20
CIK 716749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark one)
           [x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                 June 30, 2003

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

                     Common stock par value $0.01 per share
                203,165,244 shares outstanding at June 30, 2003



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

Item 5.   Other Information......................................................... 16

Item 6.   Exhibits and Reports on Form 8-K...........................................16

SIGNATURES...........................................................................17

CERTIFICATION........................................................................17



                                     PART 1

ITEM 1. FINANCIAL STATEMENTS



                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                       Consolidated Financial Statements
                 For the Three Months Ended June 30, 2002 and 2003



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

Balance sheets                                          F-1

Statements of operations                                F-2

Statements of cash flows                                F-3

Notes to Consolidated Financial Statements              F-4-10
===============================================================

NOTE: THE FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2002 HAVE NOT BEEN REVIEWED BY OUR ACCOUNTANTS.


                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets



                                                 December 31,    June 30,
                                                    2002           2003
                                                               (unaudited)

ASSETS

CURRENT ASSETS:
 Cash                                          $      9,319   $    43,550
                                                -----------   -----------
   Total current assets                               9,319        43,550

PROPERTY AND EQUIPMENT, net                           6,038        29,314

OTHER ASSETS:
 Goodwill                                           206,746       206,746
 Pre-paid expenses                                     -            4,767
 Deposits                                              -           52,383
                                                -----------   ------------
   Total other assets                               206,746       263,896
                                                ------------  ------------
                                                $   222,103   $   336,760
                                                ===========   ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Capital lease obligation                       $     8,302   $     8,302
 Promissory notes                                   701,743       753,803
 Accounts payable and accrued expenses              902,150       996,505
 Accrued salaries and wages                         538,248       698,068
 Due to stockholders and officers                    63,680        62,689
 Convertible subordinated debentures                 25,000        20,000
 Liability for stock to be issued                   227,960       179,126
                                                 -----------   ----------
   Total current liabilities                      2,467,083     2,718,493
                                                 -----------   ----------
   Total liabilities                              2,467,083     2,718,493

COMMITMENTS AND CONTINGENCIES                          -             -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY        (12,345)      (55,820)

STOCKHOLDERS'  EQUITY (DEFICIT):
 Prefereed stock, 10,000,000 shares authorized on
   December 31, 2002 and June 30, 2003
 Class A convertible preferred stock, 1,000,000
   shares outstanding at December 31, 2002 and
   June 30, 2003                                      20,000        20,000
 Class B convertible preferred stock,
  50,000 outstanding at December 31, 2002 and
  June 30, 2003                                        7,500         7,500
 Common stock, $.01 par value; 175,000,000
  authorized at December 31, 2002 and 340,000,000
  authorized at June 30, 2003; 124,911,990 and
  203,165,244 outstanding at December 31, 2002
  and June 30, 2003, respectively                  1,249,120     2,031,652
Common stock subscriptions receivable                   (56)           (56)
 Additional paid-in capital                        9,853,560    10,731,174
 Treasury stock                                         -          (50,000)
 Common stock warrants                                25,000          -
 Stock options                                       103,906        372,270
 Deferred compensation                               (47,400)       (42,917)
 Accumulated deficit during development stage    (13,444,265)   (15,425,536)
                                                 ------------   -----------
   Total stockholders' equity (deficit)            (2,232,635)   (2,325,913)
                                                 ------------   -----------
                                                $     222,103   $   336,760
                                                  ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         DataMEG Corp. and Subsidiaries
                        (A Development State Enterprise)
                     Consolidated Statements of Operations

                                                                                                           Cumulative
                                                                                                         since inception
                                           Three Months   Three Months    Six Months    Six Months    (January 13, 1999)
                                              Ended          Ended          Ended       Ended        (January 13, 1999)
                                             June 30,       June 30,       June 30,       June 30,          to June 30,
                                              2002           2003           2002           2003                2003
                                          (unaudited)     (unaudited)   (unaudited)     (unaudited)        (unaudited)


REVENUE                                   $      -        $      -        $      -      $       -       $      -

COST OF REVENUES                                 -               -               -              -              -
                                          -----------     -----------     ----------    ------------    ------------
 Gross Profit                                    -               -               -

OPERATING EXPENSES
 General and administrative                   231,378         946,591         527,683      1,713,797      12,312,589
 Research and development                     961,081         255,000         961,081        417,498       2,924,787
                                          -----------     -----------     -----------    -----------     -----------
  Total operating expense                   1,192,459       1,201,591       1,488,764      2,131,295      15,237,376
                                          -----------     -----------     -----------    -----------     -----------
 Loss from operations                      (1,192,459)    ( 1,201,591)    (1,488,764)    ( 2,131,295)    (15,237,376)

OTHER INCOME (EXPENSES):
 Interest income                                 -               -                11             -               225
 Interest expense                         (    33,185)    (    34,658)    (   64,488)    (    71,060)    (   228,729)
 Loss on acquisition fee                         -               -              -               -        (    73,950)
 Loss on disposal of property
  and equipment                                  -               -              -               -        (     1,058)
 Loss on impairment of
  patents                                        -               -              -               -        (    127,274)
 Realized gains on sale of investments           -               -              -               -               8,530
                                          ------------     -----------    -----------     -----------     -----------
  Total other income (expenses)           (     33,185)    (    34,658)   (    64,477)    (    71,060)   (    422,256)
                                          ------------     -----------    -----------     ------------   -------------

LOSS BEFORE BENEFIT FOR
 INCOME TAXES AND MINORITY
 INTEREST                                 (  1,225,644)    ( 1,236,249)   ( 1,553,241)    (  2,202,355)  ( 15,659,632)
                                          ------------     -----------    -----------      ------------  -------------

 Benefit for income taxes                        -                -              -                -               -
                                          ------------     -----------    -----------      ------------   -------------

LOSS BEFORE MINORITY INTEREST             (  1,225,644)    ( 1,236,249)   ( 1,553,241)     (  2,202,355)  ( 15,659,632)

MINORITY INTEREST                                -             195,334           -              221,084        234,096
                                         -------------     -----------    -----------      ------------   ------------

NET LOSS                                $(  1,225,644)    $( 1,040,915)  $( 1,553,241)    $(  1,981,271)  $(15,425,536)
                                         =============     ============    ===========       ============  =============

Net loss per common share
 (basic and diluted)                    $      (0.02)     $      (0.01)  $      (0.03)    $     (0.01)    $       (0.25)


Weighted average number of
 common shares outstanding                 70,055,137      192,032,159     60,025,428        181,319,495     62,695,515
                                        =============     ============    ===========       ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                         DataMEG Corp.and Subsidiaries
                        (A Development Stage Enterprise)
                     Consolidated Statements of Cash Flows


                                                                                                                  Cumulative
                                                                For the Six             For the Six             from inception
                                                                Months Ended            Months Ended           (January 13, 1999)
                                                                 June 30,                 June 30,                 to June 30,
                                                                  2002                      2002                     2003
                                                               (unaudited)               (unaudited)              (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $ ( 1,553,241)            $ ( 1,981,271)            $ (15,425,536)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation and amortization                                8,680                     3,319                    69,817
       Stock issued for purchase of in process
          research and development                                870,600                      -                      870,600
       Stock issued, or to be issued, in lieu of
          cash for professional services                          167,150                   748,401                 7,029,799
       Stock issued to officers for reimbursement
          of corporate expenses or compensation                    30,000                   160,000                 1,762,781
       Stock options issued in lieu of cash for
          professional services                                      -                      361,883                   616,149
       Stock warrants issued in lieu of cash for
          professional services                                      -                       84,500                    84,500
       Property and equipment given in lieu of cash
          for professional services                                  -                         -                       15,475
       Realized gains on sales of investments                        -                         -                  (     8,530)
       Loss on acquisition fee                                       -                         -                       73,950
       Loss on disposal of property and equipment                    -                         -                        1,058
       Loss on impairment of patent                                  -                         -                      127,274
       Minority interest                                             -                  (   129,419)              (   142,431)
       Stock issued in lieu of financing costs                     93,500                      -                      140,250
       Changes in assets and liabilities
          affecting operations:
              Deposits                                               -                         -                       19,986
              Pre-paid expenses                                      -                  (     4,767)              (     4,767)
              Accounts payable and accrued expenses
                 expenses                                        191,429                     52,474                   913,920
              Accrued salaries and wages                            -                       210,820                   360,251
              Due from shareholders                          (       667)                      -                         -
              Liability to issue stock                              -                          -                       24,000
              Short-term note payable                               -                          -                       10,909
              Promissory note                                     10,711                     52,060                   753,803
              Due to stockholders and officers               (    23,215)               (       991)                   33,111
                                                             -----------                 ----------                -----------
                        Net cash used in
                           operating activities              (  205,053)                (   442,991)               ( 2,673,631)
                                                              ---------                  ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                           -                   (    26,595)                (    66,049)
     Payments for intangible assets                                -                          -                    (   127,274)
     Payments for security deposits                                -                   (    52,383)                (    64,869)
     Investment in subsidiary                               (   149,311)                      -                    (   149,312)
     Purchases of investments                                      -                          -                         20,000)
     Sales of investments                                          -                          -                         28,530
                                                             ----------                 ----------                 -----------
                        Net cash used in investing
                           activities                      (   149,311)               (     78,978)                (   398,974)
                                                            ----------                 -----------                  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from loan from shareholder                          -                          -                         26,000
     Repayment of loan from shareholder                           -                          -                    (    26,000)
     Proceeds from short-term loan                             120,000                       -                        120,000
     Repayment of capital lease obligations                      (300)                       -                    (    32,002)
     Net proceeds from issuance of stock                       232,500                    420,200                   2,682,167
     Proceeds from stock to be issued                             -                       161,000                     206,000
     Proceeds from issuance of warrants                           -                          -                         25,000
     Proceeds from investments in subsidiary                      -                        25,000                      25,000
     Payment for treasury stock                                   -                   (    50,000)                (    50,000)
     Proceeds from issuance of debentures                         -                          -                        139,990
                                                            ----------                 ----------                  ----------
                         Net cash provided by financing
                            activities                         352,200                    556,200                   3,116,155
                                                            ----------                 ----------                  ----------

NET CHANGE IN CASH                                         (     2,164)                    34,321                      43,550

CASH, BEGINNING OF PERIOD                                        6,932                      9,319                        -
                                                           -----------                 ----------                 -----------

CASH, END OF PERIOD                                       $      4,768              $      43,550               $      43,550
                                                           ===========                 ==========                 ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Financing of property and equipment
          with capital lease                              $      -                  $       -                   $      42,540
                                                           ===========               ===========                 ============
      Issuance of stock in exchange for notes
           receivable                                     $      -                  $       -                   $     656,251
                                                           ===========               ===========                  ===========

     Issuance of stock in exchange for notes payable      $      -                  $     79,219                $     279,405
                                                           ===========               ===========                  ===========

     Stock issued as a reduction of the liability for
          stock to be issued                              $ 1,208,096               $    288,830                $   1,496,926
                                                          ===========                ===========                  ===========

    Stock issued in lieu of deferred financing cost      $    140,250               $       -                   $     140,250
                                                          ===========                ===========                  ===========

    Stock issued in purchase of subsidiary                $    78,658               $       -                   $     483,658
                                                          ===========                ===========                  ===========

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
    Interest paid                                         $      -                  $       -                   $       6,612
                                                          ===========                ===========                  ===========


The accompanying notes are an integral part of these consolidated financial statements.


NOTES TO FINACIALS

A.      BASIS OF PRESENTATION AND ORGANIZATION

DataMEG Corp. (the "Parent") is a development stage technology holding company focused on developing new technologies, software applications, and products primarily serving the telecommunications sector. The Parent, through it's subsidiary, CasCommunications, Inc. ("CASCO"), is developing a high-speed data transmission processor that will attempt to use cable network systems as the communication medium to interface between the transmission source and the receiving entity. The Company refers to this process as a Communications Acceleration System ("CAS"). CAS uses the Company's proprietary Tone Frequency Modulation technology that allows for data transmissions over cable, as well as other existing communications mediums such as ISDN, T1, POTS and DSL lines.

 DataMEG Corp. is a New York corporation and was incorporated in October 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of our common stock for 100% of the stock of DataMEG Corp., a Virginia corporation, (the "Predecessor"), that was incorporated in January 1999. We subsequently changed our name to DataMEG Corp. and are the successor in business operations to the Predecessor, which has been merged with the Company.

 Besides DataMEG Corp., we have two subsidiaries: CAS Communications, Inc. ("CASCO"), of which we own 40% and North Electric Company, Inc.
("NECI"), which we wholly own.    CASCO was formed in August 2001 to
commercialize our CAS technology. From its inception through March 31, 2003 we owned 75% of CASCO. On April 1, 2003, stock grants to a shareholder for contributed technology and to consultants in lieu of compensation and sales of stock to investors reduced the Company's ownership of CASCO to 40%. We executed a merger agreement with NECI in Raleigh, North Carolina on December 10, 2001, which was finalized in April 2002. NECI focuses on bringing products to the telecommunications sector that serve to address specific industry needs and will partner or collaborate as appropriate to leverage or maximize the value proposition implicit in these products.

These consolidated financial statements reflect those of the Parent, CASCO and NECI. In accordance with the Financial Accounting Standards Board ("FASB") interpretation ("FIN") 46 "Consolidation of Variable Interest Entities an interpretation of ARB No. 51", the Company continues to consolidate CASCO as it expects to continue to absorb a majority of CASCO's losses. Collectively, the Parent, CASCO and NECI are referred to as the "Company."

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


B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


RECENT ACCOUNTING PRONOUNCEMENTS:

Stock-Based Compensation Transitions - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This statement provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and changes the related disclosure requirements. Management's adoption of this standard did not have a material effect on the Company's financial position or results of operations for the three months ended June 30, 2003.

In January, 2002 the Company adopted SFAS No. 123, for all stock options including those issued to employees. This adoption resulted in a change in accounting principles which was reported using the prospective method as provided in SFAS No. 148.

Derivative Instruments and Hedging Activities - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 Derivative Instruments and Hedging Activities." This statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

Certain Financial Instruments with Characteristics of both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."
This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of the instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be reported by stating the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statements and still existing at the beginning of the interim period of adoption. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

Consolidation of Variable Interest Entities - In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", requires consolidation by business enterprises of variable interest entities, as defined, when certain conditions are met. Pursuant to FIN No. 46, the Company continues to consolidate CASCO.


C.      DUE TO STOCKHOLDERS

As of December 31, 2002 and June 30, 2003, the Company was indebted to officers and stockholders in the amount of $63,680 and $62,689, respectively.

D.      PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $702,000 and $754,000 as of December 31, 2002 and June 30, 2003, respectively.

E.      OTHER LIABILITIES

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. On May 17, 2002, the investor filed suit against the Company and the Company's President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at June 30, 2003 and is recorded in accrued expenses. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost.

F.      STOCK DIVIDEND

In January 2003, the Company announced a ten percent stock dividend that was payable to shareholders of record as of Wednesday, January 8, 2003 and was paid in June 2003. The number of shares issued and outstanding on January 8, 2003 was approximately 139,999,000 resulting in a stock dividend issuance of 13,999,900 shares in June 2003. As a result of the stock dividend, common stock increased and paid in capital decreased in the amount of $139,999 and there was no impact on the statement of operations. However, all earnings per share calculations were retroactively restated to include the stock dividend.

G. RELATED PARTY TRANSACTIONS As of June 30, 2002 and 2003 the Company had amounts payable to various officers and stockholders (see Note C).

During 2001 and 2002, the Company's President assumed personal liability and pledged personal assets as part of several financing agreements .

During March 2003, CASCO granted common stock warrants to a board member to obtain a 5% equity position in CASCO as compensation for his agreement to serve on the CASCO's board of directors. The value of the grant was $12,500.

H.      COMMITMENTS AND CONTINGENCIES
Commitments

In February 2003, the Company signed a sub-lease agreement for office space in Raleigh, North Carolina. The term of the lease is for 20 months beginning in April 2003 and ending in November 2004. The terms of the lease call for a base monthly payment of $2,383.

In May 2003, the Company signed a term sheet to acquire a 49% equity position in another technology company that was amended to a 100% equity position. The term sheet is non-binding and any subsequent definitive agreement is dependent upon a successful completion of due diligence by both parties. The terms of the purchase including the final purchase price state that the purchase price shall not exceed fifteen million dollars ($15,000,000) and that the purchase price can be paid in either cash or stock or a combination thereof.

In May 2003, the Company signed a term sheet to acquire the additional 60% equity position in CASCO. The term sheet is non-binding and any subsequent definitive agreement is dependent upon a successful completion of due diligence by all parties. The terms of the purchase are based upon the valuation of the developed technology and the contacts made to date to implement the technology on a test basis.

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

In October 2001, as partial consideration to a settlement with a CASCO shareholder, the shareholder received warrants to purchase 2,000,000 of the Company's shares at an exercise price of $1.13 per share. In May 2002, the exercise price was amended to a price of $0.10 per share. As of the modification date, management estimates the amount of any liabilities, which may be associated with the warrants granted as part of the settlement agreement, are immaterial. As of June 30, 2003 none of the warrants have been exercised.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company's common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company is holding advances in the amount of $35,000 for which stock was not issued. The Company believes that the investors defaulted on the stock purchase agreements and the investors believe that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and our President in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County,
Florida.   On April 3, 2003, the court issued a default judgment against the
Company and our President in the amount of $64,352 that will bear interest at the rate of 6% a year and prejudgment interest of $1,716. Although the Company intends to pursue this matter in the courts, the Company has recorded a liability for the principal and interest at June 30, 2003 in the amount of $66,999 that is included in accrued expenses.

 Miami Associates Investors, LLC also filed a lawsuit against the Company and our President in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our President defaulted. A final judgment was not yet ordered. Although the Company intends to pursue this matter in court, the Company has recorded a liability for the minimum amount claimed under the suit of $54,850 at June 30, 2003 that is recorded in accrued expenses.

        On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock. The investor advanced the Company $192,500 against the discounted market value of the shares. The projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002. The investor received a judgement in the amount of $253,859 and applied proceeds from the sale of the stock issued in February 2002 of $111,471 leaving a balance due to the investor of $142,388 as of December 31, 2002. The Company issued the investor an additional 10,000,000 shares of common stock during January 2003 of which the net proceeds will be applied to the current balance. As of June 30, 2003, the estimated balance due to the investor is $42,388 and is included in the liability for stock to be issued.

In December 2002, the Company entered into an agreement to sell 5,000,000 warrants for its common stock for a premium of $25,000. The warrant agreement states that the purchase price is dependent upon market value at the time of issuance and that a significant decrease in market value could result in a forfeit of part or the entire warrant premium. The warrants were exercised in May 2003.

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

Since it's inception the Company has treated the certain personnel as independent consultants per agreements with the personnel. As a result, the Company has not withheld payroll taxes or paid payroll taxes on compensation paid to the personnel. As a result, the Company may have delinquent payroll tax liabilities and related estimated penalties and interest that cannot be estimated at this time and therefore no liability has been recorded. Our President has undertaken to personally pay any such delinquent payroll tax as may be required.

I.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:



                                  For the three                       For the three           For the six
                                 Months ended                   months ended      months ended       months ended
                        June 30, 2002    June 30, 2003     June 30, 2002     June 30, 2003      to June 30, 2003
                       (unaudited)         (unaudited)       (unaudited)      (unaudited)         (unaudited)
     Net Loss
     (numerator)   $( 1,225,644)     $( 1,040,915)        $(1,553,241)        $(1.981,271)       $(15,425,536)

    Weighted
    Average
    Shares
   (denominator)  70,055,136        192,032,159            60,025,428       181,319,495           62,695,515

    Basic and
    Diluted
    Net Loss per
      Share        $   (0.02)      $    (0.01)         $    (0.03)      $         (0.01)      $          (0.25)


As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options granted are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive. EPS calculations have been retroactively restated to reflect the stock dividend (See Note F).

J.      STOCK OPTIONS

The Company accounts for the fair value of its options granted to employees in 2001 in accordance with APB No. 25. The were not options granted to employees in 2001. During 2002, the Company changed its method of accounting to follow the standards of SFAS No. 123.

K.              OPERATING LOSSES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At June 30, 2003, current liabilities exceed current assets by $2,674,943. The Company is seeking to raise capital and develop cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability achieve its business objectives and the success of its future operations.

L.      SUBSEQUENT EVENTS

In july 2003, the company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through june 30, 2003 in the amount of $247,507. The note is guaranteed personally by the company's president. The promissory note accrues interest at a rate of 18% per annum and was due and payable on august 15, 2003. No payments have been made to date and the company is in default with respect to this note and additional interest of 2% per thirty calendar day period accrues as liquidated damages.

In august 2003, a shareholder notified the company that the company owed the shareholder an unspecified additional number of shares based upon several 2002 and 2003 stock transactions and claimed amendments to those stock transactions that occurred in 2002 and 2003. The company is researching the matter and will issue additional shares as warranted.

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

OVERVIEW

From our inception in January, 1999 through June 30, 2003, operating activities consisted primarily of research and development, product design, and development and testing of CASCO technology and NECI technology. During this period, we have focused, through our subsidiaries, on developing technology using our internal resources and other external product development and engineering firms. Since inception, we have incurred operating losses, and as of June 30, 2003, we had an accumulated deficit of approximately $15.4 million. We have not realized any operating revenue nor have we achieved profitability on a quarterly or on an annual basis. While our subsidiaries are developing and plan to introduce future products, there can be no assurance that they will be successful in these efforts.

In April 2002 we closed the merger with NECI. As a result of this transaction, NECI became our wholly owned subsidiary. The purchase consideration included the payment of $150,000 in cash and the issuance of 1,430,000 shares of our common stock to NECI, prior to the merger, to support NECI's operations prior to the merger. The acquisition has been accounted for under the purchase method. The total purchase price of approximately $1,090,000 includes cash of $150,000, common stock valued at approximately $483,000 and assumed liabilities of approximately $457,000. Of the purchase price, approximately $13,000 was allocated to property and equipment and miscellaneous current assets, approximately $207,000 was allocated to goodwill and approximately $870,000 was allocated to in-process research and development. The in-process research and development was charged to research and development expenses as of the date of the merger. The purchase price allocation was based upon an independently performed valuation. The value allocated to in-process research and development was based upon an analysis of discounted estimated future cash flows.

Technological feasibility of the in-process research and development had not been established and had no alternative future use. We believe that the replacement cost for the in-process research and development would not be substantially less than the $870,000. The consolidated statement of operations for 2002 includes the operations of NECI from April 24, 2002 through December 31, 2002. None of the goodwill will be recorded for income tax purposes.

As a result of the acquisition, we acquired goodwill of approximately $207,000. This was due to the value of NECI based upon discounting future cash flows expected to be received as NECI is able to market its software products.

NECI is a development stage enterprise that commenced operations during October 2001. Had the purchase occurred on January 1, 2002, the net loss reported in the consolidated statement of operations would have increased by approximately $625,000 to approximately $3,502,000. Net loss, basic and diluted, would have been approximately $0.04 per share. Most of the increase in expenses would be attributable to increased research and development expenses.

We are currently negotiating the acquisition by merger all of the issued and outstanding capital stock of Broadband Mobile Technologies, Inc., a Texas corporation, in exchange for an amount, not yet determined, payable in cash, our common stock, or a combination thereof, at our option. If this transaction proceeds, we intend to organize, in Delaware, a wholly owned subsidiary to merge with Broadband Mobile Technologies, Inc.

In addition, on June 13, 2003, we executed a non-binding term sheet and are negotiating the acquisition of that portiion of the CASCO stock that we do not already own. The purchase price is to be determined by a valuation which is yet to be completed and will be payable in cash, our common stock, or a combination thereof, at our option.

PLAN OF OPERATION

The following discussion of our plan of operation for the next twelve months should be read in conjunction with the consolidated financial statements and the attached notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements including those identified under the caption "Risk Factors" beginning on page ??.

We continue to seek additional financing through the offering and sale of our securities, joint ventures, and other efforts. Because of our restricted access to the debt markets, funding to support both short and mid-term requirements for product development and launch will be done through additional sale of shares and initially, to a lesser extent, from working capital that might be generated from contract advances in the future. There can be no assurances that we will be successful in obtaining any additional financing, including sale of our securities, or in otherwise completing any joint venture, alliance, merger, or other transaction or, if we are successful in completing any such transaction, that it can be completed on terms that are reasonable in view of our current circumstances. If we are unable to complete a financing transaction, we would need to curtail or reduce some of the subsidiaries' intended areas of development and investment.

    NECI

During the next twelve month period, NECI plans to focus on completing development of their lead product, the Quality of Service (QoS) Active Test System, and securing customers and partners. If appropriate funding becomes available, NECI expects to have their QoS active test system ready for customer evaluation within five months thereafter. NECI is actively seeking customers to evaluate and purchase their products. NECI is also actively seeking partners with considerable market presence that would broaden the customer reach for the NECI products. To accomplish these goals, NECI, needs approximately $1,950,000 in cash for operations for the next twelve months. Cash needs for operations may increase if more customer activity and/or sales than anticipated are achieved during this time period.

  CASCO

During the next twelve month period, CASCO plans to continue to focus on its previously defined course of technology and product development. As part of our reorganization and proposed acquisition of all shares of CASCO that we do not currently own, we will initiate a technology review to examine additional avenues of development of the CASCO technology. Pending that review and revised strategy, CASCO activities and focus will remain unchanged. The majority of CASCO expenditures and resources will continue to center on technology development with a minority allocated to market development.

On July 15, 2003, we signed a subscription agreement with William B. Brantley to purchase shares of our common stock at a purchase price per share to be determined for a total purchase price of $2,500,000. Under the Agreement, Mr. Brantley agreed to sign additional subscription agreements to execute this possible investment on a schedule to be determined by Mr. Brantley as we achieve business milestones solely established by Mr. Brantley. Mr. Brantley is not obligated to fulfill the total investment as described if we fail to achieve the milestones as to be determined by Mr. Brantley. Since we have not agreed with Mr. Brantley on the milestones, and Mr. Brantley has the sole discretion to determine the milestones and whether or not they are achieved, there are no assurances that we will receive any additional investments from Mr. Brantley.

                                  RISK FACTORS

INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW BEFORE YOU PURCHASE ANY OF OUR COMMON STOCK. THESE RISKS AND UNCERTAINTIES ARE NOT THE ONLY ONES WE FACE. UNKNOWN ADDITIONAL RISKS AND UNCERTAINTIES, OR ONES THAT WE CURRENTLY CONSIDER IMMATERIAL, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THIS EVENT YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

Investors should assume that, even if not specifically stated within this prospectus, if any of the following risks actually materialize, our business, financial condition or results of future operations could be materially and adversely affected. In that case, the trading price of our common stock could decline significantly, and you may lose all or part of your investment.

WE HAVE A HISTORY OF INCURRING NET LOSSES, WE EXPECT OUR NET LOSSES TO CONTINUE AS A RESULT OF PLANNED INCREASES IN OPERATING EXPENSES AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have a history of losses. We have incurred operating losses since inception and had an accumulated deficit of $15,425,536 as of June 30, 2003. We incurred a net loss of $1,040,915 for the quarter ended June 30, 2003 as compared with a net loss of $1,225,644 for the quarter ended June 30, 2002. We incurred a net loss of $1,981,271 for the six months ended June 30,2003 as compared to with a net loss of $1,553,241 for the six months ended June 30, 2002. We incurred a net loss of $2,876,910 for the year ended December 31, 2002 as compared with a net loss of $2,736,877 for the year ended December 31, 2001. Such losses have resulted principally from expenses incurred from general and administrative costs and research and development costs incurred during our development efforts. The continued development of our business will require the commitment of substantial resources. The amount of our future net losses and the time required for us to reach profitability are uncertain. There is no assurance that we will ever generate revenue from our products or achieve profitability.


WE DO NOT HAVE ADEQUATE FUNDS TO EXECUTE OUR BUSINESS PLAN.

Our operations have never generated any revenues. Presently, we do not have adequate cash from operations or financing activities to meet our short- term or long-term needs. As of March 31, 2003 our current liabilities totaled $2,507,612, as compared to our current assets of $2,892 on that date. We do not have sufficient cash to pay most of our current obligations. Accordingly, we are actively seeking additional financing. There is no assurance that any financing will be available on terms acceptable to us, or at all. Based upon our present operating expenses, the commitment of our executive officers and consultants to accept shares of our common stock in lieu of cash payments, and our expectation that we will not immediately generate revenues from operations or other sources we believe we will be able to operate for a minimum of three months.

OUR AUDITORS HAVE EXPRESSED CONCERN ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent certified public accountants have issued their report dated April 14, 2003 on our financial statements as of December 31, 2002 and for the year then ended, which includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. Among the reasons cited by the independent public accountants for their doubt are the facts that we have suffered a significant loss from operations and have a net capital deficiency. Our ability to continue as a going concern depends on our ability to raise additional funds. There is no assurance that we will be able to raise sufficient funds to continue as a going concern.

WE DEPEND ON THE SUCCESS OF OUR SUBSIDIARIES' TECHNOLOGIES.

We depend entirely on the success of our subsidiaries' various technologies and their future applications, and future growth in revenues depends on the commercial success and acceptability of these products. There can be no assurances that they will be successful in completing the development or introduction of any of their products. Failure of current or planned products to operate as expected could delay or prevent their adoption.

WE DO NOT CONTROL CASCO, ONE OF OUR SUBSIDIARIES.

We currently own 40% of CASCO. During 2003, a consultant of CASCO completed the required services under a contract with CASCO and received stock which gave him a 20% equity position in CASCO. Also during 2003, the other minority shareholder of CASCO contributed licensing rights to certain technology and was granted a 15% additional equity position in CASCO. As a result, as of April 2003 we decreased our ownership of CASCO from 75% to 40% and our President, Andrew Benson, has been removed as the president and CEO of CASCO. Mr. Benson remains as a Director of CASCO. However, on June 13, 2003, we executed a non-binding term sheet and are negotiating the acquisition of that portion of the CASCO stock that we do not already own. The purchase price is to be determined by a valuation which is yet to be completed and will be payable in cash, our common stock, or a combination thereof, at our option. We cannot assure you that we will be able to agree with CASCO or close a transaction with CASCO.

If we fail to gain control over CASCO, we will not control the development of its technology, nor the introduction of any of its products to the market.

WE HAVE LIMITED HISTORICAL FINANCIAL DATA.

We have limited meaningful historical financial data upon which to base projected revenues and planned operating expenses and upon which investors may evaluate us and our business, operational and financial prospects. In addition, our operating expenses are largely based on anticipated revenue trends from prospective joint development of applications of CASCO's products and those projects earmarked for development through NECI, and a high percentage of our expenses are and will continue to be fixed such as compensation, research and development and sunk administrative expenses. Investors should consider the risks and difficulties frequently encountered by companies like ours that are involved in new and rapidly evolving markets. Our subsidiaries' ability to sell products, and the level of success, if any, we achieve, depends, among other things, on the level of demand for their technologies.

WE MUST RESPOND RAPIDLY TO TECHNOLOGICAL CHANGES.

If we do not respond rapidly to technological changes, our product concepts could become obsolete. The market for both high speed access technologies and those products within the telecommunications sector that deploy, monitor, and manage next generation advanced networks is likely to be characterized by rapid technological change, frequent new product introductions and changes in customer requirements. We may be unable to respond quickly or effectively to these developments. We may experience design, manufacturing and other difficulties that could delay or prevent our development, introduction or marketing of new products and applications relating to both CASCO and those of NECI.


OUR BUSINESS MAY BE ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC AND MARKET CONDITIONS.

Adverse economic conditions worldwide have contributed to slowdowns in the telecommunications and networking industries and may continue to impact our business, resulting in:

- Reduced or delayed demand for our products as a result of a decrease in capital spending by our customers, particularly service providers;

-        Increased price competition for our products;

-        Increased risk of excess and obsolete inventories; and

-        Higher overhead costs as a percentage of revenues.

If economic and market conditions in the United States and globally do not improve, or if they deteriorate further, our business may be adversely affected.

UNAUTHORIZED PARTIES MAY ATTEMPT TO USE OUR SUBSIDIARIES' PRODUCTS OR
TECHNOLOGY.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our subsidiaries' products or technology. Monitoring use of our subsidiaries' products is difficult and we cannot be certain that the steps they have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect proprietary rights as fully as in the United States. If competitors are able to use our subsidiaries' technology, our subsidiaries ability to compete effectively could be harmed.

WE AND OUR SUBSIDIARIES MAY NOT HAVE ADEQUATELY PROTECTED OUR INTELLECTUAL PROPERTY RIGHTS.

Our subsidiaries do not own any patents or patents filing and their success depends on their ability to develop and sell products and services for which they may not have intellectual property rights. Our subsidiaries rely primarily on trade secret laws, copyright law, unfair competition law and confidentiality agreements to protect their intellectual property. To the extent that intellectual property law does not adequately protect our subsidiaries technology, other companies could develop and market similar products or services, which could adversely affect our business.

WE OR OUR SUBSIDIARIES MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS AND WE OR OUR SUBSIDIARIES MAY INCUR DEFENSE COSTS AND POSSIBLY ROYALTY OBLIGATIONS OR LOSE THE RIGHT TO USE TECHNOLOGY IMPORTANT TO OUR BUSINESS.

The technology and telecommunication industries are characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement or other violations of intellectual property rights. As the number of participants in our market increases, the possibility of an intellectual property claim against us could increase. Any intellectual property claims, with or without merit, could be time consuming and expensive to litigate or settle and could divert management attention from administering our business. A third party asserting infringement claims against us or our customers with respect to our current or future products may adversely affect us by, for example, causing us or our subsidiaries to enter into costly royalty arrangements, forcing us to incur settlement or litigation costs or preventing us or our subsidiaries from using technology we need to conduct our business.

WE WILL REQUIRE ADDITIONAL FINANCING.

At June 30, 2003, we had current assets of approximately $43,550, and current liabilities of $2,718,493.

On July 15, 2003, we signed a subscription agreement with William B. Brantley to purchase shares of our common stock at a purchase price per share to be determined for a total purchase price of $2,500,000. Under the Agreement, Mr. Brantley agreed to sign additional subscription agreements to execute this possible investment on a schedule to be determined by Mr. Brantley as we achieve business milestones solely established by Mr. Brantley. Mr. Brantley is not obligated to fulfill the total investment as described if we fail to achieve the milestones as to be determined by Mr. Brantley. Since we have not agreed with Mr. Brantley on the milestones, and Mr. Brantley has the sole discretion to determine the milestones and whether or not they are achieved, there are no assurances that we will receive any additional investments from Mr. Brantley.

To assist us and our subsidiaries in cash flow requirements we may seek subscriptions from the sale of our securities to private investors, although there can be no assurance that we will be successful in securing any investment from private investors at terms and conditions satisfactory to us, if at all. Based upon our present liquid resources and our present operating expenses, and if no revenues are generated from operations or other sources, we believe we will be able to operate for a minimum of three months. If additional funds are required, but cannot be raised, it will have an adverse effect upon our operations. To the extent that additional funds are obtained by the sale of equity securities, our shareholders are likely to sustain significant dilution.

WE ARE INVOLVED IN LITIGATION.

On October 29, 2001, we signed a Promissory Note with the law firm of Hunton & Williams due December 31, 2001 acknowledging monies owed Hunton & Williams amounting to $568,382. On January 7, 2002, we received a Notice of Default relating to the Promissory Note. We have not received any additional notices.

During 2002, we entered into several stock purchase agreements with Hickey Hill Partners LLC, Ashley Associates LLC and Miami Associates Investors, LLC (Investors) to purchase shares of our common stock. We discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. We are holding advances in the amount of $35,000 for which stock was not issued. We believe that the investors defaulted on the stock purchase agreements and the investors believe that we defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against us and our President in the Circuit Court of the 15th Judicial Circuit in and
for Palm Beach County, Florida.   On April 3, 2003, the court issued a default
judgment against us and our President in the amount of $64,352 that will bear interest at the rate of 6% a year and prejudgment interest of $1,716. Ashley Associates LLC filed a lawsuit against us and our President in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On July 22, 2003, the court issued a default judgment against us and our President in the amount of $27,420 that will bear interest at the rate of 6% a year and prejudgment interest of $4,035. Miami Associates Investors, LLC also filed a lawsuit against us and our President in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that we and our President defaulted. A final judgment was not yet ordered.



On December 18, 2001 we entered into a short-term loan agreement with North Atlantic Partners, LLP for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of our stock owned and pledged by our President. On May 17, 2002, the investor filed suit against us and our President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded on our balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,398 at March 31, 2003. We issued our President 3,272,727 shares of common stock in August 2002 to replace his forfeited pledged stock.

On February 13, 2002, we entered into a stock sale agreement with a La Jolla Cove Investors, Inc., whereby we agreed to sell 5,000,000 shares of our common stock. The investor advanced $192,500 to us against the discounted market value of the shares. The projected re-sale proceeds of the stock were less than the amount previously advanced and the investor filed a breach of contract suit against us and our President on May 13, 2002. On August 2, 2002, the investor received a judgment against us and our President in the amount of $253,849, and applied proceeds from the sale of the stock issued in February 2002 of $111,471 leaving a balance due to the investor of $42,388 as of March 31, 2003. We issued the investor an additional 10,000,000 shares of common stock of which the net proceeds will be applied to the current balance.

In May 2003, a website named Our-Street.com alleged that a complaint had been filed against us and our principals with the Securities Exchange Commission
(SEC), the Attorney General's Office in the Commonwealth of Massachusetts and the Attorney General's Office in the State of North Carolina. On July 16, 2003, our legal counsel received a similar complaint by email from an unknown person who used a false identity. The complaint alleged securities law violations by us, our President, CASCO's Chief Executive Officer, and our former legal counsel. We further believe that the allegations mentioned in the complaint are baseless.

Additionally, we could become subject to litigation decisions regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs. In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights.


WE OWE EMPLOYEE PAYROLL TAXES FOR THE PAST THREE FISCAL YEARS.

We failed to file the required employee payroll tax returns and pay employee payroll taxes for the last three fiscal years. As a result, we have delinquent payroll tax liabilities and related estimated penalties and interest of up to approximately $41,000. Although we have not entered into any formal repayment agreements with the respective tax authorities, we plan to make these required payroll tax payments as soon as practicable. Our President has undertaken to personally pay any such delinquent payroll tax.

WE HAVE BEEN DEPENDENT ON LOANS FROM OUR PRESIDENT AND SOLE DIRECTOR AND SHAREHOLDERS IN ORDER TO PAY OPERATING EXPENSES.

In order for us to pay our operating expenses, including office rents, communication expenses, accounting and bookkeeping fees, printing and EDGAR preparation costs, publication costs, and other general and administrative expenses, we have been dependent upon funds provided by non-interest bearing loans from our President and sole director and shareholders. Additionally, we continue to be dependent upon the willingness of our President and employees and consultants to accept shares of our stock as compensation for continued services to us, which services we consider to be valuable and necessary to our continued operations.

WE FACE INTENSE COMPETITION.

We face intense competition for customers because the market for providing our subsidiaries' technology is highly competitive. Our subsidiaries' competitors consist of several well established companies, the substantial majority of which have significantly greater financial resources than we and our subsidiaries have, longer operating histories, well established reputations, and marketing and sales networks, and greater management and technical resources.

The introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards, could render our subsidiaries' existing or future products obsolete. In developing our subsidiaries' products, we and our subsidiaries' have made, and will continue to make, assumptions about the standards that may be adopted by users. If the standards adopted are different from those that our subsidiaries have chosen to support, market acceptance of our subsidiaries' products may be significantly reduced or delayed and our business will be seriously harmed. In addition, the introduction of products incorporating new technologies and the emergence of new industry standards could render our subsidiaries' existing technology obsolete.


WE MAY BE ADVERSELY AFFECTED BY POTENTIAL ACQUISITIONS.

Any acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to consider investments in complementary companies, products or technologies.

We are currently negotiating the acquisition by merger all of the issued and outstanding capital stock of Broadband Mobile Technologies, Inc., a Texas corporation, in exchange for an amount, not yet determined, payable in cash, our common stock, or a combination thereof, at our option. If this transaction proceeds, we intend to organize, in Delaware, a wholly owned subsidiary to merge with Broadband Mobile Technologies, Inc. In the event that this transaction proceeds, we might issue stock that would substantially dilute our current shareholders' percentage ownership and might even result in a change of control over us.

In addition, on June 13, 2003, we executed a non-binding term sheet and are negotiating the acquisition of that portion of the CASCO stock that we do not already own. The purchase price is to be determined by a valuation which is yet to be completed and will be payable in cash, our common stock, or a combination thereof, at our option.

We may buy businesses, products or technologies in the future. In the event of any future purchases, we could issue stock that would substantially dilute our current shareholders' percentage ownership; incur debt; assume liabilities; incur amortization expenses related to goodwill and other intangible assets; or incur large and immediate write-offs.

Our operation of any acquired business will also involve numerous risks, including problems combining the purchased operations, technologies or products; unanticipated costs; diversion of management's attention from our core business; adverse effects on existing business relationships with suppliers and customers of the purchased organizations; risks associated with entering markets in which we have no or limited prior experience; and potential loss of key employees, particularly those of the purchased organizations. Our shareholders will not vote on any potential acquisitions (unless required by NASD regulations or applicable law) nor have the opportunity to review any potential acquisition candidate.

WE MAY FAIL TO REACH AN AGREEMENT OR CLOSE THE POTENTIAL ACQUISITION OF CASCO OR BROADBAND MOBILE TECHNOLOGIES, INC.

There are no assurances that we will be successful in reaching agreements with either CASCO or Broadband Mobile Technologies, Inc. Reaching an agreement will require addressing issues that were not yet discussed by the parties, and we might fail to agree on them.

Furthermore, any merger agreement that we might sign with CASCO or Broadband Mobile Technologies, Inc. may close only upon the occurrence of certain events that we cannot control.

OUR COMMON STOCK DOES NOT MEET THE CURRENT NASDAQ LISTING REQUIREMENTS FOR THE SMALLCAP(R) MARKET. IF WE ARE UNABLE TO MEET NASDAQ STOCK MARKET LISTING REQUIREMENTS, YOUR ABILITY TO BUY OR SELL OUR COMMON STOCK MAY BE IMPACTED.

Our common stock does not meet the current Nasdaq listing requirements for the SmallCap(R) Market. If we are unable to satisfy Nasdaq's listing requirements, our common stock will remain eligible for trading only on the NASD's Over-the-Counter Bulletin Board, established for securities that do not meet the Nasdaq SmallCap(R) Market listing requirements. Consequently, the liquidity of our common stock could be impaired, not only in the number of shares that could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of us, and lower prices for our shares than might otherwise be attained.

UNLESS AN ACTIVE TRADING MARKET DEVELOPS FOR OUR COMMON STOCK, YOU MAY NOT BE ABLE TO SELL YOUR SHARES.

There has been no active trading market for our common stock. There can be no assurance, moreover, that an active trading market will ever develop or, if developed, that it will be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our common stock, and you may be unable to sell your shares. In addition, you may find it difficult to obtain accurate quotations as to the value of shares of our common stock and may suffer a loss of all or a substantial portion of your investment.


OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK" WHICH MAKES IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

The SEC has adopted regulations, which generally define penny stock to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our common stock is less than $5.00 per share. Therefore, the SEC "penny stock" rules govern the trading in our common stock. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with the following:

-       A risk disclosure document;

-       Disclosure of market quotations, if any;

- Disclosure of the compensation of the broker and its salespersons in the transaction; and

- Monthly account statements showing the market values of our securities held in the customer's accounts.

The broker must provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer's confirmation. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. Generally, brokers may be less willing to effect transactions in penny stocks. This may make it more difficult for investors to dispose of our common stock. This could cause our stock price to decline. In addition, the broker prepares the information provided to the broker's customer. Because we do not prepare the information, we cannot assure you that such information is accurate, complete or current.

WE DO NOT CURRENTLY HAVE ADEQUATE PERSONNEL TO MEET OUR LONG-TERM BUSINESS OBJECTIVES AND BELIEVE THAT OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN QUALITY KEY PERSONNEL THAT ARE IN HIGH DEMAND.

As of August 6, 2003, our subsidiaries and we have hired a total of 15 people who are either employees or independent contractors. Of these, 10 are focused on product engineering and development and 5 serve in administrative and senior management capacities. Our growth and success in good part depends on our ability to hire and retain highly qualified individuals in these areas as well as managerial, sales and operational personnel. All of these individuals are in high demand and we may not be able to attract the staff we need. In addition, the loss of the services of any of our senior management could have a material adverse effect on our business, financial condition and operating results.

WE DEPEND ON THE SERVICES OF KEY EXECUTIVES.

Our success largely depends on the efforts and abilities of key executives and consultants, including Andrew Benson, our President and sole Director. Mr. Benson maintains responsibility for our overall corporate strategy, including acquisitions. The loss of the services of Mr. Benson could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Benson.

In addition, if we successfully acquire Broadband Mobile Technologies, Inc., we expect to hire, in a key capacity, Phillip Barber, the current President of Broadband Mobile Technologies, Inc.. Mr. Barber has developed key technologies. The loss of the services of Mr. Barber could materially harm our business because of the cost and time necessary to develop the skills and expertise brought to us by Mr. Barber or to train a replacement. Such a loss would also divert management attention away from operational issues. We do not expect to maintain a key-man life insurance policy on Mr. Barber.

WE MAY BE UNABLE TO MANAGE OUR GROWTH.

Successful implementation of our business strategy will require us to manage our growth. Growth could place an increasing strain on our management and financial resources. To manage growth effectively, we will need to:

-       Implement changes in certain aspects of our business;

- Enhance our information systems and operations to respond to increased demand;

-       Attract and retain qualified personnel; and

- Develop, train and manage an increasing number of management-level and other employees.

If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline. Additionally, any failure of our subsidiaries to develop and maintain their products if they experience rapid growth could significantly adversely affect their reputation and brand name which could reduce demand for their services and adversely affect our business, financial condition and operating results.


OUR PRESIDENT AND SOLE DIRECTOR HAS SIGNIFICANT INFLUENCE ON OUR COMMON STOCK AND COULD CONTROL OUR ACTIONS IN A MANNER THAT CONFLICTS WITH OUR INTERESTS AND THE INTERESTS OF OTHER SHAREHOLDERS.

Our President owns approximately 8.21% of our current outstanding common stock and is also our sole director. As a result, he controls our Board of Directors, influences our Company and directs our affairs and business, including the approval of significant corporate transactions. This concentration of ownership and control over the Board of Directors may have the effect of delaying, deferring or preventing a change in control of our Company and may make some transactions more difficult or impossible without the support of our President, including transactions in which our shareholders might otherwise receive a premium for their shares over then current market prices. Any of these events could decrease the market price of our common stock.

OUR SOLE DIRECTOR HAS THE POWER TO ISSUE ADDITIONAL SECURITIES WITHOUT THE CONSENT OF SHAREHOLDERS.

Our Sole Director has the power, without the consent of the shareholders, to issue additional shares of common stock or preferred stock for such consideration as may be permitted under New York law. Preferred stock may be issued with preferences or rights as to dividends, voting or liquidation which are superior to those of holders of common stock, see "Description of Securities."

THE SELLING SHAREHOLDERS INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE.

The selling shareholders have advised us that they intend to sell in the public market the shares of common stock being registered in this offering. That means that up to 10,314,246 shares of common stock, the number of shares being registered in this offering, may be sold. Such sales may cause our stock price to decline.


OUR EXISTING SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR ISSUANCE OF SHARES IN CONNECTION WITH ACQUISITIONS AND FROM SALES OF SHARES PURCHASED THROUGH THE EXERCISE OF OPTIONS AND WARRANTS.

The issuance of shares pursuant to our planned acquisitions and the sale of shares pursuant to our outstanding options and warrants will have a dilutive impact on our shareholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price, the more shares we will have to issue in connection with acquisitions and the less funding we will receive for the exercise of options and warrants, which could ultimately require us to seek additional funding faster than we would if our stock price was at a higher level.

THE PRICE YOU PAY TO PURCHASE OUR SHARES WILL FLUCTUATE.

The price you pay to purchase our shares will fluctuate based on the prevailing market price of our common stock on the Over-the-Counter Bulletin Board. Accordingly, the price you pay in this offering may be higher or lower than the prices paid by other people participating in this offering. We cannot guarantee that you will be able to resell the shares of our common stock at or above your purchase price. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

-       Quarterly variations in operating results;

- The progress or perceived progress of our research, development and sales efforts by our subsidiaries;

-       Changes in accounting treatments or principles;

- Announcements by our subsidiaries or our competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;

-       Additions or departures of key personnel;

- Future public and private offerings or resale of our common stock or other securities;

- Stock market price and volume fluctuations of publicly-traded companies in general and development companies in particular; and

-       General political, economic and market conditions.


VOLATILITY OF TRADING MARKET MAY AFFECT YOUR INVESTMENT.

The market price for our securities is highly volatile. Factors, such as our financial results, introduction of new products in the marketplace, and various factors affecting the technology and telecommunication industry generally, including extreme volatility and extended steep declines in equity market values of other telecommunication-related publicly traded companies, as well as sharp declines in private equity valuations of telecommunication-related privately-held companies, may have a significant impact on the market price of our securities, as well as price and volume volatility affecting small and emerging growth companies, in general, and not necessarily related to the operating performance of such companies.

BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR SHARES OF COMMON STOCK, OUR SHAREHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

We have never paid or declared any cash dividends on our common stock or other securities and intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them, and then only if sold for a profit.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Revenues for the three months ended June 30, 2003 were $0 (zero) as well as for the corresponding period in the prior year. No revenues were reported for the three- month period ended June 30, 2003 as well as for the corresponding period in the prior year.

Cost of Revenues for the three months ended June 30, 2003 were $0 (zero) as well as for the corresponding period in the prior year. None were reported for the three-month period ended June 30, 2003 as well as for the corresponding period in the prior year.

Research and development expenses were approximately $269,000 for the three months ended June 30, 2003 compared to approximately $961,000 for the same period in the prior year. The overall decrease in research and development expenses was primarily due to the recognition of $870,000 in in process research and development as part of the merger agreement with NECI in April 2002. Other research and development expenses actually increased $178,992 in 2003 related to increased engineering fees and the purchase of software licences for use in technology development for NECI.

Compensation paid and accrued to officers,employees and consultants was $660,204 for the three months ended June 30, 2003 compared to $1,068,359 for the same period of the prior year. The decrease in employees and consultants fees in 2003 is related to a decrease in consulting fees for business managment services by various service providers. As of June 30, 2003, the Company was indebted to officers and stockholders for expenses incurred on behalf of the Company in the amount of $62,689. As of December 31, 2002 and June 30, 2003, no officer or stockholder was indebted to the Company. During the three months ended June 30, 2003, 2,800,000 shares of common stock were issued to an employee and a consultant with an assigned value of approximately $316,000 and stock options and stock warrants were granted to consultant for 4,900,000 shares and with an intrinsic value of $438,840 in lieu of compensation and all of which was recorded in compensation and consulting expenses for the period.


General and administrative expenses were approximately $914,000 for the three months ended June 30, 2003 compared to approximately $231,000 for the same period in the prior year. The net increase in general and administrative expenses was primarily attributable to an increase in consulting fees of $315,000, an increase in investor relations fees of $231,000 related to a one time bonus of $265,000, an increase in legal and accounting fees of $102,000, an increase in officers compensation of $48,000, and a net decrease in all other general and administrative expenses of approximately $13,000.

Net loss for the three months ended June 30, 2003 was approximately $1,040,000 compared to a loss of approximately $1,226,000 for same period in the prior year. The decrease in the net loss was primarily attributable to the recognition of in-process research and development of $870,000 related to the merger with NECI, decreases in overall salaries and consulting fees and increases in general and administrative expenses as discussed above.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Revenues for the six months ended June 30, 2003 were $0 (zero) as well as for the corresponding period in the prior year. No revenues were reported for the six month period ended June 30, 2003 as well as for the corresponding period in the prior year.

Cost of Revenues for the six months ended June 30, 2003 were $0 (zero) as well as for the corresponding period in the prior year. None were reported for the six month period ended June 30, 2003 as well as for the corresponding period in the prior year.

Research and development expenses were approximately $417,000 for the six months ended June 30, 2003 compared to approximately $961,000 for the same period in the prior year. The overall decrease in research and development expenses was primarily due to the recognition of $870,000 in in process research and development as part of the merger agreement with NECI in April 2002. Other research and development expenses actually increased $327,010 in 2003 related to increased engineering fees for both NECI and CASCO and the purchase of software licences for use in technology development for NECI.

Compensation paid and accrued to officers,employees and consultants was $1,023,612 for the six months ended June 30, 2003 compared to $1,251,776 for the same period of the prior year. The decrease in employees and consultants fees in 2003 is related to a decrease in consulting fees for business managment services by various service providers. As of June 30, 2003, the Company was indebted to officers and stockholders for expenses incurred on behalf of the Company in the amount of $62,689. As of December 31, 2002 and June 30, 2003, no officer or stockholder was indebted to the Company. During the six months ended June 30, 2003, 28,005,000 shares of common stock were issued to employees and consultants in lieu of compensation with an assigned value of approximately $915,501 and stock options and stock warrants were granted to consultants for 8,116,667 shares and with an intrinsic value of $446,383 all of which were included in compensation and consulting expenses for the period.

Cash used in operating activities for the six months ended June 30,2003 was approximately $534,000 compared to cash used in by operating activities for the six months ended June 30, 2002 of approximately $205,000. This increase in cash used in operating activities was mainly attributable to cash payments and stock issued in lieu of compensation to employees and consultants.

Cash used in investing activities was approximately $79,000 for the six months ended June 30, 2003 compared to approximately $149,000 for the same period in 2002. The cash used in investing activities for the six months ended June 30, 2003 was related to purchases of property and equipment and deposits towards rent and a future acquitision. Cash used in investing activities for the six months ended June 30, 2003 was related to the merger with NECI in April 2002.

Cash provided by financing activities was approximately $584,000 for the six months ended June 30, 2003 compared to approximately $352,000 in the same period in the prior year. The increase in cash provided by financing activities was related to the the success of management to raise more capital in 2003.

General and administrative expenses were approximately $1,714,000 for the six months ended June 30, 2003 compared to approximately $528,000 for the same period in the prior year. The net increase in general and administrative expenses was primarily attributable to an increase in consulting fees of $686,183 an increase in investor relations fees of $237,767 related to a one time bonus of $265,000, an increase in legal and accounting fees of $54,108, an increase in an officer's compensation of $224,716, a decrease in finance fees of $121,000 related to a 2002 financing arrangement and a net in all other general and administrative expenses of approximately $104,000 related to such expenditures or accruals for a directors fee, interest, transfer agent fees, entertainment and other general expenses.

Net loss for the six months ended June 30, 2003 was approximately $1,981,000 compared to a loss of approximately $1,553,000 for same period in the prior year. The increase in the net loss was primarily attributable to increases in overall salaries and consulting fees and increases in general and administrative expenses as discussed above less the recognition of in-process research and development of $870,000 related to the merger with NECI and non-recurring financing fees of $121,000 in 2002.


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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On October 29, 2001, we signed a Promissory Note with the law firm of Hunton & Williams due December 31, 2001 acknowledging monies owed Hunton & Williams amounting to $568,382. On January 7, 2002, we received a Notice of Default relating to the Promissory Note. We have not received any additional notices.

During 2002, we entered into several stock purchase agreements with Hickey Hill Partners LLC, Ashley Associates LLC and Miami Associates Investors, LLC (Investors) to purchase shares of our common stock. We discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. We are holding advances in the amount of $35,000 for which stock was not issued. We believe that the investors defaulted on the stock purchase agreements and the investors believe that we defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against us and our President in the Circuit Court of the 15th Judicial Circuit in and
for Palm Beach County, Florida.   On April 3, 2003, the court issued a default
judgment against us and our President in the amount of $64,352 that will bear interest at the rate of 6% a year and prejudgment interest of $1,716. Ashley Associates LLC filed a lawsuit against us and our President in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On July 22, 2003, the court issued a default judgment against us and our President in the amount of $27,420 that will bear interest at the rate of 6% a year and prejudgment interest of $4,035. Miami Associates Investors, LLC also filed a lawsuit against us and our President in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that we and our President defaulted. A final judgment was not yet ordered.


On December 18, 2001 we entered into a short-term loan agreement with North Atlantic Partners, LLP for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of our stock owned and pledged by our President. On May 17, 2002, the investor filed suit against us and our President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded on our balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,398 at March 31, 2003. We issued our President 3,272,727 shares of common stock in August 2002 to replace his forfeited pledged stock.

On February 13, 2002, we entered into a stock sale agreement with a La Jolla Cove Investors, Inc., whereby we agreed to sell 5,000,000 shares of our common stock. The investor advanced $192,500 to us against the discounted market value of the shares. The projected re-sale proceeds of the stock were less than the amount previously advanced and the investor filed a breach of contract suit against us and our President on May 13, 2002. On August 2, 2002, the investor received a judgment against us and our President in the amount of $253,849, and applied proceeds from the sale of the stock issued in February 2002 of $111,471 leaving a balance due to the investor of $42,388 as of March 31, 2003. We issued to the investor an additional 10,000,000 shares of common stock of which the net proceeds will be applied to the current balance.

In May 2003, a website named Our-Street.com alleged that a complaint had been filed against us and our principals with the Securities Exchange Commission
(SEC), the Attorney General's Office in the Commonwealth of Massachusetts and the Attorney General's Office in the State of North Carolina. On July 16, 2003, our legal counsel received a similar complaint by email from an unknown person who used a false identity. The complaint alleged securities law violations by us, our President, CASCO's Chief Executive Officer, and our former legal counsel. We further believe that the allegations mentioned in the complaint are baseless.

In addition, we failed to file the required employee payroll tax returns and pay employee payroll taxes for the last three fiscal years. As a result, we have delinquent payroll tax liabilities and related estimated penalties and interest of up to approximately $41,000. Although we have not entered into any formal repayment agreements with the respective tax authorities, we plan to make these required payroll tax payments as soon as practicable. Our President has undertaken to personally pay any such delinquent payroll tax.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In April a majority of the Company's shareholders voted to increase the number shares of authorized Company stock. The total number of authorized shares were increased from 175,000,000 to 350,000,000 of which 340,000,000 are comprised of common stock and 10,000,000 are comprised of undesignated preferred shares.

ITEM 5.   OTHER INFORMATION

There is no other information.

ITEM 6.   Exhibits and Reports on Form 8-K

No exhibits to report

Form 8-K filed

 5/30/2003 items 5&7
 6/19/2003 items 5&7
 6/20/3003 items 5&7





SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATAMEG CORP.

Date: August 19, 2003


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

Date: August 19, 2003


By: /s/ Andrew Benson
----------------------------
Andrew Benson
President and Sole Director
(principal executive and chief financial officer)


=========================================