Form 10QSB
period 2003-09-30
DATAMEG CORP
filed 2003-11-19
CIK 716749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark one)
           [x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                 September 30, 2003

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

                     Common stock par value $0.01 per share
                214,266,244 shares outstanding at September 30, 2003



                                 DATAMEG CORP.

INDEX
                                                                                   Page
Part I. Financial Information

Item 1.   Financial Statements.....................................................F1-F10

Item 2.   Plan of Operation.........................................................2-14

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

Item 5.   Other Information......................................................... 16

Item 6.   Exhibits and Reports on Form 8-K...........................................16

Signatures...........................................................................17

Certification........................................................................17



                                     Part 1

Item 1. Financial Statements

Note: The financial statements for the three months and nine months ending September 30, 2002 have not been reviewed by our independent public accountants.


                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets



                                                 December 31,  September 30,
                                                    2002           2003
                                                               (unaudited)
                                                ------------  -------------
ASSETS

CURRENT ASSETS:
 Cash                                          $      9,319   $       325
                                                -----------   -----------
   Total current assets                               9,319           325

PROPERTY AND EQUIPMENT, net                           6,038        32,183

OTHER ASSETS:
 Goodwill                                           206,746       206,746
 Pre-paid expenses                                     -           14,883
 Deposits                                              -            6,945
                                                -----------   ------------
   Total other assets                               206,746       228,574
                                                ------------  ------------
                                                $   222,103   $   261,082
                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Capital lease obligation                       $     8,302   $     8,302
 Promissory notes                                   701,743     1,037,180
 Accounts payable and accrued expenses              902,150       824,765
 Accrued salaries and wages                         538,248       589,968
 Due to stockholders and officers                    63,680        53,689
 Convertible subordinated debentures                 25,000        20,000
 Liability for stock to be issued                   227,960           818
                                                 -----------   ----------
   Total current liabilities                      2,467,083     2,534,722
                                                 -----------   ----------
   Total liabilities                              2,467,083     2,534,722

COMMITMENTS AND CONTINGENCIES                          -             -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY        (12,345)      (61,820)

STOCKHOLDERS'  EQUITY (DEFICIT):
 Preferred stock, 10,000,000 shares authorized on
   December 31, 2002 and September 30, 2003
 Class A convertible preferred stock, 1,000,000
   shares outstanding at December 31, 2002 and
   September 30, 2003                                 20,000       20,000
 Class B convertible preferred stock,
  50,000 outstanding at December 31, 2002 and
  September 30, 2003                                   7,500        7,500
 Common stock, $.01 par value; 175,000,000
  authorized at December 31, 2002 and 340,000,000
  authorized at September 30, 2003; 124,911,990 and
  214,266,244 outstanding at December 31, 2002
  and September 30, 2003, respectively             1,249,120    2,142,662
Common stock subscriptions receivable                    (56)     (80,056)
 Additional paid-in capital                        9,853,560   11,693,025
 Treasury stock                                         -         (50,000)
 Common stock warrants                                25,000          -
 Stock options                                       103,906      106,455
 Deferred compensation                               (47,400)     (42,917)
 Accumulated deficit during development stage    (13,444,265) (16,008,489)
                                                 ------------  -----------
   Total stockholders' equity (deficit)           (2,232,635)  (2,211,820)
                                                 ------------  -----------
                                                $     222,103  $  261,082
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         DataMEG Corp. and Subsidiaries
                        (A Development State Enterprise)
                     Consolidated Statements of Operations


                                                                                                            Cumulative
                                          Three Months   Three Months     Nine Months     Nine Months      since inception
                                              Ended          Ended           Ended          Ended        (January 13, 1999)
                                          September 30,   September 30,   September 30,  September 30,   to  September 30,
                                              2002           2003            2002            2003               2003
                                          (unaudited)     (unaudited)     (unaudited)     (unaudited)       (unaudited)

REVENUE                                   $      -        $      -        $      -      $       -        $       -

COST OF REVENUES                                 -               -               -              -               -
                                           -----------     -----------     -----------    ------------     ------------
 Gross Profit                                    -               -               -              -               -

OPERATING EXPENSES
 General and administrative                   420,249         339,489         947,932      2,053,286        12,652,078
 Research and development                     98,397          144,294       1,059,478        561,792         3,069,081
                                           -----------     -----------     -----------    -----------       -----------
  Total operating expenses                    518,646         483,783       2,007,410      2,615,078        15,721,159
                                           -----------     -----------     -----------    -----------       -----------
 Loss from operations                        (518,646)       (483,783)     (2,007,410)    (2,615,078)      (15,721,159)

OTHER INCOME (EXPENSES):
 Interest income                                 -               -                 11           -                  225
 Interest expense                            (33,022)         (54,769)        (97,510)      (125,829)         (283,498)
 Loss on acquisition fee                        -             (50,000)          -            (50,000)         (123,950)
 Loss on disposal of property
  and equipment                                 -                (401)          -               (401)           (1,459)
 Loss on impairment of
  patents                                       -               -               -               -             (127,274)
 Realized gains on sale of investments          -               -               -               -                8,530
                                          ------------     -----------    -----------     -----------    -------------
  Total other income (expenses)              (33,022)       (105,170)        (97,499)       (176,230)        (527,426)
                                          ------------     -----------    -----------     ------------   -------------

LOSS BEFORE BENEFIT FOR
 INCOME TAXES AND MINORITY
 INTEREST                                   (551,668)       (588,953)     (2,104,909)     (2,791,308)     (16,248,585)
                                          ------------     -----------    -----------      ------------  -------------

 Benefit for income taxes                        -              -              -                -               -
                                          ------------     -----------    -----------     ------------   -------------

LOSS BEFORE MINORITY INTEREST               (551,668)       (588,953)     (2,104,909)     (2,791,308)     (16,248,585)

MINORITY INTEREST                               -              6,000            -            227,084          240,096
                                         -------------     -----------    -----------     ------------   ------------

NET LOSS                                $   (551,668)    $  (582,953)    $(2,104,909)    $(2,564,224)    $(16,008,489)
                                         =============    ============    ===========     ============   =============

Net loss per common share
 (basic and diluted)                   $     (0.01)     $    (0.00)    $    (0.03)    $    (0.01)    $     (0.23)


Weighted average number of
 common shares outstanding               101,452,817      212,680,161     71,246,997      191,604,483      70,809,604
                                        =============     ============    ===========    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                        DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                     Consolidated Statements of Cash Flows


                                                                                               Cumulative
                                                      For the Nine        For the Nine       from inception
                                                      Months Ended        Months Ended     (January 13, 1999)
                                                      September 30        September 30      to September 30,
                                                          2002                 2003               2003
                                                      (unaudited)          (unaudited)        (unaudited)
                                                  ------------------    ---------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $ (2,104,909)       $ (2,564,224)      $ (16,008,489)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                          10,543               5,964              72,462
   Stock issued for purchase of in process
     research and development                            870,600                   -             870,600
   Stock issued, or to be issued, in lieu of
     cash for professional services                      227,261              904,401          7,185,799
   Stock issued to officers for reimbursement
     of corporate expenses or compensation                30,000              160,000          1,762,781
   Stock options issued in lieu of cash for
     professional services                                     -              364,308            618,574
   Stock warrants issued in lieu of cash for
     professional services                                     -               84,500             84,500
   Property and equipment given in lieu of cash
     for professional services                                 -                    -             15,475
   Realized gains on sales of investments                      -                    -             (8,530)
   Loss on acquisition fee                                     -               50,000            123,950
   Loss on disposal of property and equipment                  -                  401              1,459
   Loss on impairment of patent                                -                    -            127,274
   Minority interest                                           -             (135,419)          (148,431)
   Stock issued in lieu of financing costs                93,500                    -            140,250
   Changes in assets and liabilities
     affecting operations:
       Deposits                                            7,500                    -             19,986
       Pre-paid expenses                                       -               (2,383)            (2,383)
       Accounts payable and accrued expenses             241,642              128,241            989,687
       Accrued salaries and wages                        203,656              102,720            252,151
       Due from shareholders                              (3,112)                   -                  -
       Liability to issue stock                                -               16,813             40,813
       Short-term note payable                                 -                    -             10,909
       Promissory note                                    10,909               88,430            790,173
       Due to stockholders and officers                  139,404              (9,991)             24,111
                                                        -----------         ----------       -----------
          Net cash used in operating activities         (273,006)            (806,239)        (3,036,879)
                                                        -----------         ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          -              (32,510)           (71,964)
  Payments for intangible assets                               -                   -            (127,274)
  Payments for security deposits                               -              (69,445)           (81,931)
  Investment in subsidiary                                     -                   -            (149,312)
  Purchases of investments                                (150,000)                -             (20,000)
  Sales of investments                                         -                   -              28,530
                                                         ----------         ----------         -----------
          Net cash used in investing activities          ( 150,000)           (101,955)          (421,951)
                                                         ----------         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan from shareholder                           -                  -               26,000
  Repayment of loan from shareholder                            -                  -              (26,000)
  Proceeds from short-term loan                           120,000                  -              120,000
  Repayment of capital lease obligations                     (300)                 -              (32,002)
  Net proceeds from issuance of stock                     297,500              763,700          3,025,667
  Net Proceeds from stock to be issued                          -              161,000            206,000
  Proceeds from investments in subsidiary                       -               25,000             25,000
  Proceeds from issuance of warrants                            -                  -               25,000
  Repayment of promissory note                                  -                 (500)              (500)
  Payment for treasury stock                                    -              (50,000)           (50,000)
  Proceeds from issuance of debentures                          -                  -              139,990
                                                        ----------           ----------         ----------
          Net cash provided by financing activities       417,200              899,200          3,459,155
                                                        ----------           ----------         ----------

NET CHANGE IN CASH                                         (5,806)              (8,994)               325

CASH, BEGINNING OF PERIOD                                   6,932                9,319                  -
                                                        -----------          ----------       -----------

CASH, END OF PERIOD                                  $      1,126           $      325       $        325
                                                        ===========          ==========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Financing of property and equipment
          with capital lease                         $          -           $       -       $     42,540
                                                        ===========          ===========      ===========
      Issuance of stock in exchange for notes
           receivable                                $          -           $       -       $    656,251
                                                        ===========          ===========      ==========

     Issuance of stock in exchange for notes payable $    130,909           $   79,219       $   279,405
                                                        ===========          ===========      ===========

     Stock issued as a reduction of the liability for
          stock to be issued                         $    142,388           $ 467,138       $  1,675,234
                                                        ===========          ===========      ===========

    Stock issued in lieu of deferred financing cost  $     46,750           $      -       $     140,250
                                                       ===========           ===========      ===========

    Stock issued in lieu of deferred compensation    $       -              $      -       $      47,400
                                                       ===========           ===========      ===========

    Stock issued in purchase of subsidiary           $    483,658           $       -       $    483,658
                                                       ===========           ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                    $          -           $       -       $      6,612
                                                       ===========          ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.





NOTES TO FINANCIALS

A.      BASIS OF PRESENTATION AND ORGANIZATION

DataMEG Corp. is a technology holding company focused through the Company's subsidiaries on developing new technologies, software applications, and products primarily serving the telecommunications sector.

DataMEG Corp. is a New York corporation and was incorporated in October, 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of our common stock for 100% of the stock of DataMEG Corp., a Virginia corporation that was incorporated in January 1999. The Company subsequently changed its name to DataMEG Corp. and is the successor in business operations of the Virginia DataMEG.

DataMEG Corp. has two subsidiaries: CASCommunications, Inc., a Florida corporation, of which the Company owns 40%, and North Electric Company, Inc., a North Carolina corporation, which the Company wholly owns. DataMEG Corp. and its subsidiaries individually and collectively are a development stage enterprise.

CASCommunications focuses on developing devices related to high-speed broadband access. CASCommunications' initial focus is in developing a device that will accelerate the speed of information over the part of the cable fiber between the neighborhood network hub to the home of each end user, this part is often called the last mile. CASCommunications' device is based on a communication technology
called MPTC - Multi Phase Poly Tone Communication.   MPTC delivers new
advantages to the cable operator compared to existing last mile high-speed communication technologies.

North Electric focuses on becoming a provider of network assurance products and
services.   North Electric network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. North Electric is developing software that will provide products that cover the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these
network types.   Communications networks that deploy advanced technologies will receive additional fault isolation and related benefits.

These consolidated financial statements reflect those of DataMEG Corp., CASCommunications, Inc. and North Electric Company, Inc. In accordance with the Financial Accounting Standards Board ("FASB") interpretation ("FIN") 46 "Consolidation of Variable Interest Entities an interpretation of ARB No. 51", the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunication Inc.'s losses. Collectively, DataMEG Corp., CASCommunications, Inc. and North Electric Company, Inc. are referred to as the "Company".

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


B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


RECENT ACCOUNTING PRONOUNCEMENTS:

Stock-Based Compensation Transitions - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This statement provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and changes the related disclosure requirements. Management's adoption of this standard did not have a material effect on the Company's financial position or results of operations for the three months ended September 30, 2003.

In January, 2002 the Company adopted SFAS No. 123, for all stock options including those issued to employees. This adoption resulted in a change in accounting principles which was reported using the prospective method as provided in SFAS No. 148.

Derivative Instruments and Hedging Activities - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 Derivative Instruments and Hedging Activities." This statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. Management's adoption of this standard did not have a material effect on the Company's financial position or results of operations for the three months ended September 30, 2003.

Certain Financial Instruments with Characteristics of both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."
This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of the instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be reported by stating the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statements and still existing at the beginning of the interim period of adoption. Management's adoption of this standard did not have a material effect on the Company's financial position or results of operations for the three months ended September 30, 2003.

Consolidation of Variable Interest Entities - In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", requires consolidation by business enterprises of variable interest entities, as defined, when certain conditions are met. Pursuant to FIN No. 46, the Company continues to consolidate CASCommunications, Inc.


C.      DUE TO STOCKHOLDERS

As of December 31, 2002 and September 30, 2003, the Company was indebted to officers and stockholders in the amount of $63,680 and $53,689, respectively.


D.      PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note, and as of January 1, 2002, the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance, including accrued interest and legal fees, was approximately $702,000 and $780,000 as of December 31, 2002 and September 30, 2003, respectively.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note is guaranteed personally by the Company's President. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $257,000 as of September 30, 2003.

E.      OTHER LIABILITIES

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. On May 17, 2002, the investor filed suit against the Company and the Company's President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at June 30, 2003 and is recorded in accrued expenses. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company's balance sheet.

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

During 2001 and 2002, the Company's President assumed personal liability and pledged personal assets as part of several financing agreements.

H.      COMMITMENTS AND CONTINGENCIES

Commitments

In February 2003, the Company signed a sub-lease agreement for office space in Raleigh, North Carolina. The term of the lease is for 20 months beginning in April 2003 and ending in November 2004. The terms of the lease call for a base monthly payment of $2,383.

In May 2003, the Company signed a term sheet to acquire the additional 60% equity position in CASCommunications, Inc. The term sheet is non-binding and any subsequent definitive agreement is dependent upon a successful completion of due diligence by all parties. The terms of the purchase are based upon the valuation of the developed technology and the contacts made to date to implement the technology on a test basis.

In July 2003, the Company signed an agreement with the Fulcrum Group to provide financial management services. The agreement requires monthly payments in the amount of $6,500 and continues on a month-to-month basis.

In August 2003, the Company signed an agreement with Thomas Stroup to provide strategic planning services. As part of the agreement, the Company granted the consultant options for 2,500,000 shares of the Company's common stock at a strike price of $0.25 per share, fully vesting at the signing of the agreement and expiring in three years. The fully vested stock options were valued under SFAS No. 123. The value of the stock options was determined to be $0 (zero) and the Company did not record a consulting fee expense related to this transaction. As of September 30, 2003, none of the stock options has been exercised.

In September 2003, the Company signed a short-term consulting agreement with Management Resource Systems for specific management consulting services. As part of the agreement, management is required to pay $20,000 per month for three months unless the contract is extended or an employment offer is tendered and accepted. In addition, the Company granted the consultant options for 1,500,000 shares of the Company's common stock at a strike price of $0.14 per share, vesting monthly in arrears at a rate of 250,000 shares per month. In the event that the consultant becomes an employee, the Company will be required to grant additional options for 1,000,000 shares of the Company's common stock vesting monthly in arrears over a twenty- four month period. As of September 30, 2003, options for 250,000 shares had vested. The vested stock options were valued under SFAS No. 123 and the Company recorded an expense for $2,425 to consulting fees. As of September 30, 2003, none of the vested stock options has been exercised.


Contingencies


During 1999, the Company entered into an agreement with a consulting firm for services rendered over the period October 1999 through June 2000. The agreement with the consultant may call for additional consideration totaling 4% of outstanding stock in warrants or warrants for 1,320,000 shares of the Company's common stock at a strike price of $2.30 per share , contingent upon the consummation of the share exchange. The Company performed an analysis of the value of the warrants to determine the amount of a possible expense under SFAS No. 123. Using the Black-Scholes model, if the warrants had been issued, when the agreement was signed, they would have been valued at approximately $704,000. The Company believes that no such additional compensation is due to the consultant under the terms of the agreement. No amount has been recorded related to the possible requirements to issue warrants.

In October 2001, as partial consideration to a settlement with a CASCommunications, Inc. shareholder, the shareholder received warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $1.13 per share. The warrants were valued under SFAS No. 123 and no expense was recorded at that time. In May 2002, the exercise price was amended to a price of $0.10 per share. As of the modification date, management estimates the amount of any liabilities, which may be associated with the warrants granted as part of the settlement agreement, are immaterial based upon a Black-Scholes analysis of the amended strike price. As of September 30, 2003, none of the warrants have been exercised.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company's common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company is holding advances in the amount of $35,000 for which stock was not issued. The Company believes that the investors defaulted on the stock purchase agreements and the investors believe that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company's President in the Circuit Court of the 15th Judicial Circuit in and for Palm
Beach County, Florida.   On April 3, 2003, the court issued a default judgment
against the Company and our President in the amount of $64,352 that will bear interest at the rate of 6% a year and prejudgment interest of $1,716. Although the Company intends to pursue this matter in the courts, the Company has recorded a liability for the principal and interest at September 30, 2003 in the amount of $67,962 that is included in accrued expenses.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company's President in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our President defaulted. A final judgment was not yet ordered. Although the Company intends to pursue this matter in court, the Company has recorded a liability for the minimum amount claimed under the suit of $54,850 at September 30, 2003 that is recorded in accrued expenses.

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock. The investor advanced the Company $192,500 against the discounted market value of the shares. The projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002. The investor received a judgment in the amount of $253,859 and applied proceeds from the sale of the stock issued in February 2002 of $111,471 leaving a balance due to the investor of $142,388 as of December 31, 2002. The Company issued the investor an additional 10,000,000 shares of common stock during January 2003 of which the net proceeds will be applied to the current balance. In July 2003, the investor notified the Company that under California law, the investor had the right to accrue interest on any unpaid balance at a rate of 10% per annum and that they had decided to exercise their right in July 2003 to accrue interest in arrears on the unpaid balance since August 2002. On September 29, 2003, the Company negotiated an agreement with the investor whereby the Company agreed to register all the Company's stock held by the investor (16,000,000 shares) and the investor notified the court that the debt had been fully satisfied. As in the original stock purchase agreement, the net proceeds of the stock held by the investor will be applied to the balance of the judgment including accrued interest of approximately $159,000 with the remainder to be remitted to the Company. In addition, the investor advanced the Company an additional $200,000 in October 2003, which will also be applied against any net proceeds received in 2004 related to the sale of the stock by the investor. As of September 30, 2003, there were no amounts due to the investor related to this stock transaction.

In December 2001, the Company entered into a merger agreement with North Electric Company, Inc. As part of the conditions of the merger, the Company agreed to pay a seller $400,000. In March 2002, in order to move forward with the merger, an amendment to the merger agreement was signed which waived all unfulfilled provisions of the original merger agreement. The seller has asserted that the provision for payment of the $400,000 was not waived under the amended merger agreement. On the advice of legal counsel, management believes that the amount is not owed and therefore no liability has been recorded related to this assertion.

Since it's inception, the Company has treated certain personnel as independent consultants per agreements with the personnel. As a result, the Company has not withheld payroll taxes or paid payroll taxes on compensation paid to the personnel. As a result, the Company may have delinquent payroll tax liabilities and related estimated penalties and interest that cannot be estimated at this time due to a history of inconsistent and unpredictable settlements with state and federal agencies in such situations. Therefore no liability has been recorded. Our President has undertaken to personally pay any such delinquent payroll tax as may be required.

In August 2003, North Electric Company, Inc., signed an agreement with AMT to provide an introduction to potential customers, investors, and firms that could become strategic partners of North Electric Company, Inc. in the Far East. As part of the agreement, the Company will compensate the management company with cash and warrants of DataMEG Corp.'s common stock on a sliding scale from four to ten percent of all funds and revenues that are received by North Electric Company, Inc. as a result of an introduction from the management company. The strike price of any earned warrants will have a 25% of the average five (5) days trading price on date of signing an agreement with such an investor, customer or
strategic partner        and thereafter, same formulation on an annual basis. If
warrants are issued, the management company will enter into a lock-up agreement. The lock-up agreement will limit the sale of shares by the management company to not more than five percent of the awarded shares in any calendar month. As of September 30, 2003, there has been no compensation recorded under this agreement.

In August 2003, North Electric Company, Inc. signed a sales and marketing memorandum of understanding with a synergistic software developer. The two companies intend to market their compatible products jointly to certain customers. Each firm will contribute material and human resources to the marketing and sales of the combined products but the firms will not share in each others revenues or support services of their respective products.

In August 2003, a shareholder notified the Company that the Company owed the shareholder an unspecified number of additional shares based upon several 2002 and 2003 stock transactions. The possible value of the stock that may have to be issued cannot be determined at this time due to a lack of substantiated information. The Company is researching the matter and will issue additional shares of its common stock as warranted.

I.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                                                           Cumulative
                 For the three     For the three       For the nine        For the nine    Since inception
                 Months ended      Months ended        months ended       months ended    (January 13, 1999)
                 September 30,     September 30,       September 30,      September 30,    to September 30,
                    2002              2003                 2002                2003             2003
                (unaudited)         (unaudited)       (unaudited)         (unaudited)       (unaudited)
              ------------------ -----------------  ------------------ -----------------  ----------------
Net Loss
(numerator)   $(   551,668)     $(   582,953)        $(2,104,909)        $(2,564,224)     $(16,008,489)

Weighted
Average
Shares
(denominator)  101,452,817        212,680,161         71,246,997          191,604,483       70,809,604

Basic and
Diluted
Net Loss per
Share          $  (0.01)      $    (0.00)         $   (0.03)          $    (0.01)         $     (0.23)


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

K.     OPERATING LOSSES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At September 30, 2003, current liabilities exceed current assets by $2,534,397. The Company is seeking to raise capital and develop cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability achieve its business objectives and the success of its future operations.

Item 2. Managements Discussion and Analysis or Plan of Operation

Certain Information In This Quarterly Report On Form 10-QSB May Contain "Forward-Looking Statements" Within The Meaning Of Section 21E Of The Securities Exchange Act Of 1934, As Amended. All Statements Other Than Statements Of Historical Fact Are "Forward-Looking Statements" For The Purposes Of These Provisions, Including Any Projections Of Earnings, Revenues Or Other Financial Items, Any Statements Of The Plans And Objectives Of Management For Future Economic Conditions Or Performance And Any Statements Of Assumptions Underlying Any Of The Foregoing. In Some Cases, "Forward-Looking Statements" Can Be Identified By The Use Of Terminology Such As "May," "Will," "Believes," "Plans," "Anticipates," "Estimates," "Potential," Or "Continue," Or The Negative Thereof Or Other Comparable Terminology. Although The Company Believes That The Expectations Reflected In Its "Forward- Looking Statements" Are Reasonable, It Can Give No Assurance That Such Expectations Or Any Of Its "Forward-Looking Statements" Will Prove To Be Correct, An Actual Results Could Differ Materially >From Those Projected Or Assumed In The Company's "Forward-Looking Statements." The Company's Future Financial Condition And Results, As Well As Any Other "Forward- Looking Statements," Are Subject To Inherent Risks And Uncertainties, Some Of Which Are Summarized Below.

Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

We have no existing products and accordingly have had no revenues from operations.

We and our subsidiaries have a history of incurring net losses, we expect our net losses to continue as a result of planned increases in operating expenses and we may never achieve profitability.

We do not have adequate funds to execute our business plan.

We only have sufficient funds to operate for three more months and we have no means of obtaining additional financing.

Our auditors have expressed concern about our ability to continue as a going concern.

We depend on the success of our subsidiaries' technologies.

We may fail to reach an agreement or close the potential acquisition of CASCommunications.

We have limited historical financial data and only limited operating history.

We and our subsidiaries may not have adequately protected our intellectual property rights and there is a risk of infringement or litigation by third parties.

We are involved in litigation.

We have been dependent on loans from our President and Sole Director and shareholders in order to pay operating expenses.

We do not currently have adequate personnel to meet our long-term business objectives and believe that our business and growth will suffer if we are unable to hire and retain quality key personnel that are in high demand.

We depend on the services of our President and Sole Director.

We need to develop and introduce new and enhanced products in a timely manner to remain competitive.

The slowdown in the telecommunication and networking industries may continue to adversely affect our business.

We face competition from established and developing companies, many of which have significantly greater resources than we do, and we expect such competition to grow.

Overview

From our inception in January, 1999 through September 30, 2003, operating activities consisted primarily of research and development, product design, and development and testing of CASCommunications Inc. technology and North Electric technology. During this period, we have focused, through our subsidiaries, on developing technology using our internal resources and other external product development and engineering firms. Since inception, we have incurred operating losses, and as of September 30, 2003, we had an accumulated deficit of approximately $16 million. We and our subsidiaries have no existing products and have not realized any operating revenue nor have we achieved profitability on a quarterly or on an annual basis.

In April 2002 we closed the merger with North Electric Company, Inc. As a result of this transaction, North Electric Company, Inc. became our wholly owned subsidiary. The purchase consideration included the payment of $150,000 in cash and the issuance of 1,430,000 shares of our common stock to North Electric Company, Inc., prior to the merger, to support North Electric Company Inc.'s operations prior to the merger. The acquisition has been accounted for under the purchase method. The total purchase price of approximately $1,090,000 includes cash of $150,000, common stock valued at approximately $483,000 and assumed liabilities of approximately $457,000. Of the purchase price, approximately $13,000 was allocated to property and equipment and miscellaneous current assets, approximately $207,000 was allocated to goodwill and approximately $870,000 was allocated to in-process research and development. The in-process research and development was charged to research and development expenses as of the date of the merger. The purchase price allocation was based upon an independently performed valuation. The value allocated to in-process research and development was based upon an analysis of discounted estimated future cash flows.

Technological feasibility of the in-process research and development has not been established and the technology has no alternative future use. We believe that the replacement cost for the in-process research and development would not be substantially less than the $870,000. The consolidated statement of operations for 2002 includes the operations of North Electric Company, Inc. from April 24, 2002 through December 31, 2002. None of the goodwill will be recorded for income tax purposes.

As a result of the acquisition, we acquired goodwill of approximately $207,000. This was due to the value of North Electric Company, Inc. based upon discounting future cash flows expected to be received as North Electric Company, Inc. is able to market its software products.

North Electric Company, Inc. is a development stage enterprise that commenced operations during October 2001. Had the purchase occurred on January 1, 2002, the net loss reported in the consolidated statement of operations would have increased by approximately $625,000 to approximately $3,502,000 for the year ended December 31, 2002. Net loss, basic and diluted, would have been approximately $0.04 per share. Most of the increase in expenses would be attributable to increased research and development expenses.

In addition, on June 13, 2003, we executed a non-binding term sheet, and we are presently negotiating the acquisition of that portion of the CASCommunications Inc. stock that we do not already own. The purchase price is to be determined by a valuation which is yet to be completed and will be payable in cash, our common stock, or a combination thereof, at our option.


Plan of Operation


The following discussion of our plan of operation for the next twelve months should be read in conjunction with the consolidated financial statements and the attached notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements including those identified under the caption Risk Factors mentioned above.

North Electric Company, Inc.

During the next twelve-month period, North Electric Company, Inc. plans to focus on completing development of their lead technology, the network assurance system, which will be a netword assurance product, and securing customers and partners. If the required funding becomes available, North Electric Company, Inc. expects to have their network assurance system product ready for customer evaluation within five months thereafter. North Electric Company, Inc. is actively seeking customers to evaluate and purchase its technology, once it develops into a commercial product. North Electric Company, Inc. is also actively seeking partners with considerable market presence that would broaden the customer reach for the North Electric products, once developed. To accomplish the development of product, customer and partner goals of North Electric Company, Inc., cash flow needed for operations for the next 12 months is $1,950,000 broken down by quarter as follows:


$(000)          Q1              Q2              Q3          Q4      Total
-------------------------------------------------------------------------
Capital
Expenditures    $4              $4              $75         $75      $158
R&D             $268.5          $312            $408.5     $445    $1,434
SG&A            $ 87.5          $104            $56.5      $110      $358
                ------          ------          ------     ------  ------
TOTAL           $360.0          $420.0          $540.0     $630.0  $1,950
                ======          ======          ======     ======  ======

CASCommunications

During the next twelve-month period, CASCommunications Inc. plans to continue to focus on its previously defined course of technology and product development. As part of our reorganization and proposed acquisition of all shares of CASCommunications Inc. that we do not currently own, we will initiate a technology review to examine additional avenues of development of the CASCommunications Inc. technology. The majority of CASCommunications Inc. expenditures and resources will continue to center on technology development with a minority allocated to market development. Cash flow needed for operations for the next 12 months is broken down by quarter as follows and includes salaries and expenses related to corporate activity:



$(000)          Q1              Q2           Q3         Q4       Total
-----------------------------------------------------------------------
R&D             $83             $249         $249      $249      $830
SG&A            $75             $225         $225      $225      $750
               ----             ----         ----      ----      ------
TOTAL          $158             $474         $474      $474      $1,580
               ====             ====         ====      ====      ======

Current cash on hand is not adequate to execute our plan of operation. We continue to seek additional financing through the offering and sale of our securities. Given the losses incurred to date and the lack of any revenue generated, we have little or no access to conventional debt markets. Funding to support both short and mid-term requirements for product development and launch will be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from contract advances in the future. We are also in preliminary discussions with an investor group, which, if successful, would provide funding between one million and five million dollars. No amount has been agreed to at this time and terms for the funding have yet to be established although it would contemplate a distribution agreement in Asia Pacific.

Management believes that, if we secure the projected funding requirements for North Electric, we can effectively achieve our stated milestones. Efforts at CASCommunications, even with the requisite funding, are more speculative in nature given the need to build a test a prototype.

If we are unable to complete a financing transaction, we would need to curtail or reduce some of the subsidiaries' intended areas of development and investment.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to commitments and contingencies, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including but not limited to, those related to software development costs, intangible assets, income taxes, and financing operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to "Summary of Significant Accounting Policies" (Note B) included in Item 7 of our Annual Report on Form 10-KSB/A for the year ended December 31, 2002. Since December 31, 2002, there have been no significant changes to our critical accounting policies.

Liquidity and Capital Resources

Current cash on hand is not adequate to execute our plan of operation. We continue to seek additional financing through the offering and sale of our securities. Given the losses incurred to date and the lack of any revenue generated, we have little or no access to conventional debt markets. Funding to support both short and mid-term requirements for product development and launch will be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from contract advances in the future.

If we are unable to complete a financing transaction, we would need to curtail or reduce some of the subsidiaries' intended areas of development and investment.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2003



                                          Three Months     Three Months
                                            Ended          Ended
                                          September 30,   September 30,
                                              2002           2003          Variance        % Change
                                          (unaudited)     (unaudited)     (unaudited)     (unaudited)

REVENUE                                   $      -        $      -        $      -             0%
COST OF REVENUES                                 -               -               -             0%
                                           -----------     -----------     -----------    ------------
 Gross Profit                                    -               -               -             0%

OPERATING EXPENSES
 General and administrative                   420,249         339,489          80,760          19%
 Research and development                      98,397         144,294         (45,897)        (47%)
                                           -----------     -----------     -----------    -----------
  Total operating expense                     518,646         483,783          34,863         ( 7%)
                                           -----------     -----------     -----------    -----------
 Loss from operations                        (518,646)       (483,783)         34,863         ( 7%)

OTHER INCOME (EXPENSES):
 Interest income                                 -               -               -              0%
 Interest expense                             (33,022)        (54,769)         21,747          66%
 Loss on acquisition fee                         -            (50,000)         50,000         100%
 Loss on disposal of property
  and equipment                                  -               (401)            401         100%
 Loss on impairment of
  patents                                        -               -               -              0%
 Realized gains on sale of investments           -               -               -              0%
                                          ------------     -----------    -----------     -----------
  Total other income (expenses)              (33,022)        (105,170)         72,148         218%
                                          ------------     -----------    -----------     ------------

LOSS BEFORE BENEFIT FOR
 INCOME TAXES AND MINORITY
 INTEREST                                   (551,668)       (588,953)          37,285           7%
                                          ------------     -----------    -----------      ------------

 Benefit for income taxes                        -                -              -              0%
                                          ------------     -----------    -----------     ------------

LOSS BEFORE MINORITY INTEREST               (551,668)       (588,953)          37,285           7%

MINORITY INTEREST                                -             6,000           (6,000)         100%
                                         -------------     -----------    -----------     ------------

NET LOSS                                $   (551,668)    $  (582,953)    $     31,285            6%
                                         =============    ============    ===========     ============

Revenues and Cost of Revenues:


As a holding company of development stage companies, we have not had any revenues to date.

Cost of revenues for the three months ended September 30, 2003 were $0(zero) as well as for the corresponding period in the prior year.

General and Administrative Expenses:

General and administrative expenses were approximately $339,000 for the three months ended September 30, 2003 compared to approximately $420,000 for the same period in the prior year. The net decrease in general and administrative expenses was primarily attributable to an increase in accounting fees of approximately $23,000, an increase in general and administrative salaries of approximately $26,000 and an increase in travel and entertainment of approximately $39,000 and a decrease in consulting fees of approximately $55,000, a decrease in our President's compensation of approximately $88,000, a decrease in rent expense of approximately $12,000 and a net decrease in all other general and administrative expenses of approximately $14,000. Although, we are striving to control and minimize our general and administrative expenses, we anticipate that these expenses will continue to be significant given our need for professional accounting and legal services, and either management consultants or managerial and administrative level employees in order to grow our business and meet current and future regulatory requirements associated with a publicly held business.

Research and Development Expenses:

Research and development expenses were approximately $144,000 for the three months ended September 30, 2003 compared to approximately $98,000 for the same period in the prior year. The increase in research and development expenses was due to an increase in consulting and employee costs of approximately $45,000, a decrease in rent expense of approximately $12,000 and an overall increase in research and development expenses of approximately $13,000. Although we have attempted to limit our research and development expenses through the use of out-sourced consulting, we anticipate ongoing research and development expenses as we work towards the next stage of development of products for both North Electric Company, Inc. and CasCommunications, Inc.

Other Income and Expenses:

Other Income and expenses for the three months ended September 30, 2003 were approximately $105,000 for the three months ended September 30, 2003 compared to approximately $33,000 for the same period in the prior year. The increase in other income is due to an increase in interest expense of approximately $22,000 related to judgments and new promissory notes in 2003 and a non-recurring loss on acquisition fee related to the termination of the acquisition of Broadbank Mobile Technologies, Inc in the amount of $50,000. We anticipate incurring significant interest expenses until we are able to restructure or payoff our current debt through either fundraisings or the introduction of significant revenue streams.


Net Loss:

Net loss for the three months ended September 30, 2003 was approximately $583,000 compared to a loss of approximately $552,000 for same period in the prior year. The increase in the net loss was primarily attributable to increases in research and development expense, other income and expenses and net decreases in general and administrative expenses as noted above.

Compensation paid to officers, employees and consultants:

Compensation paid and accrued to officers, employees and consultants including payroll tax expenses was approximately $305,000 for the three months ended September 30, 2003 compared to approximately $377,000 for the same period of the prior year. As of September 30, 2003, we were indebted to officers and shareholders for expenses incurred on our behalf of the Company of approximately $54,000. As of December 31, 2002 and September 30, 2003, no officer or shareholder was indebted to us. During the three months ended September 30, 2003, 1,875,000 shares of common stock were issued to employees and consultants in lieu of compensation owed and with an assigned value of approximately $156,000. In addition, stock options to purchase 4,000,000 shares of the Company's stock were granted to two management consultants. The shares were valued under SFAS No. 123 and a charge to consulting expense in the amount of $2,425 was recorded related to these stock option grants.

Cash Flows:

Cash used in operating activities for the three months ended September 30, 2003 was approximately $363,000 compared to cash used in operating activities for the three months ended September 30, 2002 of approximately $69,000. This increase in cash used in operating activities was mainly attributable to the Merger of North Electric Company, Inc. and the increase in amounts paid as compensation to North Electric Company, Inc. employees and consultants.

Cash used in investing activities was approximately $23,000 for the three months ended September 30, 2003 compared to approximately $0 (zero) for the same period in 2002. Cash used in investing activities for the three months ended September 30, 2003 was related to payments of security deposits and small purchases of property and equipment.

Cash provided by financing activities was approximately $343,000 for the three months ended September 30, 2003 compared to $65,000 in the same period in the prior year. The increase in cash provided by financing activities was related to the success of management to raise capital to continue operations in 2003.

Item 3.  Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures

The company's Principal Executive Officer, who is also its Principal Financial Officer and its Principal Accounting Officer evaluated the effectiveness of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer, who is also its Principal Financial Officer and its Principal Accounting Officer has concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Controls

There has been no change in the company's internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II. Other Information

Item 1.   Legal Proceedings

On October 29, 2001, the Company signed a confessed judgment promissory note with a Hunton & Williams, LLP, a law firm, acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $702,000 and $780,000 as of December 31, 2002 and September 30, 2003, respectively.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company's common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company is holding advances in the amount of $35,000 for which stock was not issued. The Company believes that the investors defaulted on the stock purchase agreements and the investors believe that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company's President in the Circuit Court of the 15th Judicial Circuit in and for Palm
Beach County, Florida.   On April 3, 2003, the court issued a default judgment
against the Company and our President in the amount of $64,352 that will bear interest at the rate of 6% a year and prejudgment interest of $1,716. Although the Company intends to pursue this matter in the courts, the Company has recorded a liability for the principal and interest at September 30, 2003 in the amount of $67,962 that is included in accrued expenses.

Miami Associates Investors, LLC also filed a lawsuit against the Company and our President in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our President defaulted. A final judgment was not yet ordered. Although the Company intends to pursue this matter in court, the Company has recorded a liability for the minimum amount claimed under the suit of $54,850 at September 30, 2003 that is recorded in accrued expenses.

On February 13, 2002, the Company entered into a stock sale agreement with La Jolla Cove Investors, Inc. whereby the Company agreed to sell 5,000,000 shares of Company stock. The investor advanced the Company $192,500 against the discounted market value of the shares. The projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002. The investor received a judgment in the amount of $253,859 and applied proceeds from the sale of the stock issued in February 2002 of $111,471 leaving a balance due to the investor of $142,388 as of December 31, 2002. The Company issued the investor an additional 10,000,000 shares of common stock during January 2003 of which the net proceeds will be applied to the current balance. In July 2003, the investor notified the Company that under California law, the investor had the right to accrue interest on any unpaid balance at a rate of 10% per annum and that they had decided to exercise their right in July 2003 to accrue interest in arrears on the unpaid balance since August 2002. On September 29, 2003, the Company negotiated an agreement with the investor whereby the Company agreed to register all the Company's stock held by the investor (16,000,000 shares) and the investor notified the court that the debt had been fully satisfied. As in the original stock purchase agreement, the net proceeds of the stock held by the investor will be applied to the balance of the judgment including accrued interest of approximately $159,000 with the remainder to be remitted to the Company. In addition, the investor advanced the Company an additional $200,000 in October 2003, which will also be applied against any net proceeds received in 2004 related to the sale of the stock by the investor. As of September 30, 2003, there were no amounts due to the investor related to this stock transaction.

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. On May 17, 2002, the investor filed suit against the Company and the Company's President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at June 30, 2003 and is recorded in accrued expenses. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company's balance sheet.

In May 2003, a website named Our-Street.com alleged that a complaint had been filed against us and our principals with the Securities Exchange Commission
(SEC), the Attorney General's Office in the Commonwealth of Massachusetts and the Attorney General's Office in the State of North Carolina. On July 16, 2003, our legal counsel received a similar complaint by e-mail from an unknown person who used a false identity. The complaint alleged securities law violations by us, our President, CASCO's Chief Executive Officer, and our former legal counsel. We further believe that the allegations mentioned in the complaint are baseless.

Since it's inception the Company has treated the certain personnel as independent consultants per agreements with the personnel. As a result, the Company has not withheld payroll taxes or paid payroll taxes on compensation paid to the personnel. As a result, the Company may have delinquent payroll tax liabilities and related estimated penalties and interest that cannot be estimated at this time due to a history of inconsistent and unpredictable settlements with state and federal agencies in such situations. Therefore no liability has been recorded. Our President has undertaken to personally pay any such delinquent payroll tax as may be required.



Item 2.  Changes In Securities And Use Of Proceeds

Common Stock Issuances for the three months ended September 30, 2003:

July 9, 2003    2,900,000 shares issued to Quantum Advanced Technology of which,
                1,500,000 relates to a stock subscription agreement dated
                10/9/02 in the amount of $10,000 and the remainder of shares relates to a stock options granted on 4/22/03 for services rendered to our subsidiary, CasCommunications. In April, 2003 the stock options were exercised and the Company received
                $70,000 which was used to fund operations in the second quarter of 2003.

July 16, 2003   450,000 shares issued to R. Krishnan for Solnet Technologies which relate to stock options granted on 7/12/02. In May 2003, the stock options were exercised and the subscription receivable of $22,500 was offset against amounts due the consulting firm.

July 16, 2003   505,000 shares issued to R. Adams of which 105,000 relate to stock options granted on 12/17/02 and the remaining 400,000 shares issued in lieu of prior compensation for consulting services for our subsidiary, North Electric. In May 2003, the stock options were exercised and the Company received $5,250 which was used to fund operations in the second quarter of 2003.

July 16, 2003   505,000 shares issued to C Mottayaw of which 105,000 relate to stock options granted on 12/17/02 and the remaining 400,000 shares issued in lieu of prior compensation for consulting services for our subsidiary, North Electric. In May 2003, the stock options were exercised and the Company received $5,250 which was used to fund operations in the second quarter of 2003.

July 16, 2003   200,000 shares issued to J Tanzini which relate to stock options granted on 7/12/02. In May 2003, the stock options were exercised and the Company received $10,000 which was used to fund operations in the second quarter of 2003.

July 16, 2003   625,000 shares issued to C Erickson of which 325,000 relate to stock options granted on 6/12/02 and 8/29/02 and the remaining
                300,000 shares issued in lieu of prior compensation due employee of our subsidiary, North Electric. In May 2003, the stock options were exercised and the subscription receivable of $16,250 was offset against amounts due the employee.

July 23, 2003   750,000 shares issued to L. Bren which relate to a stock
                subscription agreement dated 7/17/03. The Company sold 750,000 shares to L. Bren for a total purchase price of $85,500. The proceeds were used to fund the Company during the third quarter of 2003.

July 23, 2003   1,000,000 shares issued to L. Rybacki which related to a stock subscription agreement dated 7/15/03.  The Company sold
                1,000,000 shares to L. Rybacki for a total purchase price of $88,000. The proceeds were used to fund the Company during the third quarter of 2003.

July 23, 2003   4,166,000 shares issued to W. Brantley as part of a stock
                subscription agreement dated 7/15/03.  The Company sold
                4,166,000 shares to W. Brantley for a total purchase price of $250,000. The proceeds received to date total $170,000 and the balance of $80,000 is recorded as a subscription receivable on the Company's balance sheet at September 30, 2003. The proceeds were used to fund the Company in the third and fourth quarter of 2003.

Stock Options and Stock Warrants Granted during the three months ended September 30, 2003:

August 15, 2003 Stock options for 2,500,000 shares of the Company's common stock were granted to Management Resource Systems. The options were fully vested at the time of grant. The strike price is $0.25 per share and the options expire in three years. The options were awarded as an inducement to provide management services.

Sept. 1, 2003   Stock options for 1,500,000 shares of the Company's common stock were granted to Thomas Stroup. The options vest at a rate of 250,000 shares per month in arrears beginning with September
                2003. The strike price is $0.14 per share and the options expire three years from date of vesting. The options were awarded in lieu of compensation for management consulting services.

Due to working capital restrictions the Company does not expect to issue cash dividends in the near future.


Item 3.   Defaults Upon Senior Securities


In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. All but two investors elected to convert the debentures. The remaining convertible subordinated debentures total $20,000 at September 30, 2003. No interest has ever been paid related to the debentures. Interest accrued related to the unconverted subordinated debentures since July 2002 through September 30, 2003 was $15,350 at September 30, 2003. The Company is in default related to payments of interest and principal at September 30, 2003.

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $702,000 and $780,000 as of December 31, 2002 and September 30, 2003, respectively.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note is guaranteed personally by the Company's President. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $257,000 as of September 30, 2003.

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. On May 17, 2002, the investor filed suit against the Company and the Company's President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at June 30, 2003 and is recorded in accrued expenses. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company's balance sheet.


Item 4.   Submission Of Matters To A Vote Of Security Holders


There were no submission of matters to a vote of security holders in the three months ended September 30, 2003.


Item 5.   Other Information

There is no other information.


Item 6.   Exhibits And Reports On Form 8-K

Exhibit No.               Title of Exhibit
--------------------------------------------
99.01- Certification of Chief Executive officer and Chief Financial Officer

Reports on Form 8-K:
---------------------
Current report Filed September 09, 2003; Reported items 5 and 7.


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATAMEG CORP.

Date: November 18, 2003


By: /s/ Andrew Benson
----------------------------
Andrew Benson
President and Sole Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)



CERTIFICATION PURSUANT TO RULE 13A-14(A) OR 15D-14(A) OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002

I, Andrew Benson, certify that:

1.  I have reviewed this report on Form 10-QSB of DataMEG Corp. ("Company");

2   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting Principals;

(c) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.


Date: November 18, 2003


By: /s/ Andrew Benson
----------------------------
Andrew Benson
President and Sole Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)