Form 10QSB/A
period 2002-03-31
DATAMEG CORP
filed 2004-01-21
CIK 716749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSBA

                                   (Mark one)
           [x]AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                 March 31, 2002

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

                     Common stock par value $0.01 per share
                48,569,821 shares outstanding at March 31, 2002



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


CONTENTS                                                                PAGE

Accountant's review report                                              F-1

Consolidated Financial Statements:

Balance sheets..........................................................F-2

Statements of operations................................................F-3

Statements of cash flows................................................F-4

Notes to Financial Statements.....................................F-5 - F-10





ACCOUNTANTS' REVIEW REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS DATAMEG CORP. (A DEVELOPMENT STAGE ENTERPRISE), Boston, MA

We have reviewed the consolidated balance sheet of DATAMEG CORP. AND SUBSIDIARY, (a development stage enterprise), (the "Company") as of March 31, 2002 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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


Hoffman, Fitzgerald & Snyder, P.C.
McLean, VA

January 15, 2004

                         DataMEG Corp. and Subsidiary
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets



                                                 December 31,    March 31,
                                                    2001           2002
                                                               (unaudited)
                                                ------------  -------------
ASSETS

CURRENT ASSETS:
 Cash                                          $      6,932   $     2,641
                                                -----------   -----------
   Total current assets                               6,932         2,641

PROPERTY AND EQUIPMENT, net                          13,231         8,889

OTHER ASSETS:
 Intangible asset                                   127,274       127,274
 Deposits                                            12,486       241,144
                                                -----------   ------------
   Total other assets                               139,760       368,418
                                                ------------  ------------
                                                $   159,923   $   379,948
                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Capital lease obligation                       $    10,838   $     8,302
 Promissory notes                                   568,382       727,904
 Accounts payable and accrued expenses              478,167       466,916
 Due to stockholders and officers                    21,616        19,250
 Convertible subordinated debentures                 25,000        25,000
 Liability for stock to be issued                       809           809
                                                 -----------   ----------
   Total current liabilities                      1,104,812     1,248,181
                                                 -----------   ----------
   Total liabilities                              1,104,812     1,248,181

COMMITMENTS AND CONTINGENCIES                          -             -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY            667           667

STOCKHOLDERS'  EQUITY (DEFICIT):
 Preferred stock, 5,000,000 shares authorized,
   none issued or outstanding at December 31,           -             -
   2001 and March 31, 2002
 Common stock, $.01 par value; 75,000,000
  authorized; 40,639,821 and 48,569,821 shares
  issued and outstanding at December 31, 2001
  and March 31, 2002, respectively                   406,398      485,698
 Common stock subscriptions receivable                   (56)         (56)
 Additional paid-in capital                        9,185,817    9,426,844
 Stock options                                       169,890      169,890
 Deferred financing costs                           (140,250)     (46,750)
 Accumulated deficit during development stage    (10,567,355) (10,904,526)
                                                 ------------  -----------
   Total stockholders' equity (deficit)             (945,556)    (868,900)
                                                 ------------  -----------
                                                $    159,923  $   379,948
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         DataMEG Corp. and Subsidiary
                        (A Development State Enterprise)
                     Consolidated Statements of Operations


                                                                            Cumulative
                                          Three Months   Three Months     since inception
                                              Ended          Ended       (January 13, 1999)
                                            March 31,      March 31,        to March 31,
                                              2001           2002             2002
                                          (unaudited)     (unaudited)      (unaudited)

REVENUE                                   $      -        $      -         $      -


COST OF REVENUES                                 -               -                -
                                           -----------     -----------      -----------
 Gross Profit                                    -               -                -

OPERATING EXPENSES
 General and administrative                   964,163         305,879        9,511,689
 Research and development                     125,220            -           1,275,080
                                          -----------     -----------      -----------
  Total operating expenses                  1,089,383         305,879       10,786,769
                                          -----------     -----------      -----------
 Loss from operations                      (1,089,383)       (305,879)     (10,786,769)

OTHER INCOME (EXPENSES):
 Interest income                                 194               11             221
 Interest expense                             (1,062)         (31,303)        (51,500)
 Loss on acquisition fee                        -                -            (73,950)
 Loss on disposal of property
  and equipment                                 -                -             (1,058)
 Realized gains on sale of investments          -                -              8,530
                                          ------------     -----------    -----------
  Total other income (expenses)                 (868)         (31,292)       (117,757)
                                          ------------     -----------    -----------

LOSS BEFORE BENEFIT FOR
 INCOME TAXES AND MINORITY
 INTEREST                                 (1,090,251)        (337,171)    (10,904,526)
                                          ------------     -----------    -----------

 Benefit for income taxes                        -              -              -
                                          ------------     -----------    -----------

LOSS BEFORE MINORITY INTEREST              (1,090,251)       (337,171)    (10,904,526)

MINORITY INTEREST                               -                -               -
                                         -------------     -----------    -----------

NET LOSS                                $  (1,090,251)    $  (337,171)    $(10,904,526)
                                         =============    ============    ============

Net loss per common share
 (basic and diluted)                   $     (0.03)     $    (0.01)    $    (0.33)


Weighted average number of
 common shares outstanding                35,790,482       45,725,654      33,238,091
                                        =============     ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        DataMEG Corp. and Subsidiary
                        (A Development Stage Enterprise)
                     Consolidated Statements of Cash Flows


                                                                                               Cumulative
                                                      For the Three        For the Three       from inception
                                                      Months Ended         Months Ended     (January 13, 1999)
                                                       March 31,            March 31,           to March 31,
                                                          2001                 2002               2002
                                                      (unaudited)          (unaudited)        (unaudited)
                                                  ------------------    ---------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $  (1,090,251)      $   (337,171)      $ (10,904,526)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                            6,673               4,342             58,720
   Stock issued, or to be issued, in lieu of
     cash for professional services                       237,593              19,169          5,966,937
   Stock issued to officers for reimbursement
     of corporate expenses or compensation                653,998              30,000          1,521,781
   Stock options issued in lieu of cash for
     professional services                                   -                   -               169,890
   Property and equipment given in lieu of cash
     for professional services                               -                   -                15,475
   Realized gains on sales of investments                    -                   -                (8,530)
   Loss on acquisition fee                                   -                   -                73,950
   Loss on disposal of property and equipment                -                   -                 1,058
   Stock issued in lieu of financing costs                   -                 93,500             93,500
   Changes in assets and liabilities
     affecting operations:
       Accounts receivable                                   (150)               -                  -
       Accounts payable and accrued expenses               77,888              (2,271)           475,896
       Capital lease obligation                              -                 (2,236)            (2,236)
       Promissory note                                       -                 30,542            598,924
       Due to stockholders and officers                   128,547              (2,366)            19,250
                                                        -----------         ----------       -----------
          Net cash provided by (used in)
              operating activities                         14,298            (166,491)        (1,919,972)
                                                        -----------         ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        -                   -               (39,454)
  Payments for intangible assets                          (11,953)               -              (127,274)
  Payments for security deposits                             -                   -               (12,486)
  Payment of deposit towards purchase of investments         -               (150,000)          (150,000)
  Purchases of investments                                   -                   -               (20,000)
  Sales of investments                                       -                   -                28,530
                                                         ----------         ----------         -----------
          Net cash used in investing activities           (11,953)           (150,000)          (320,684)
                                                         ----------         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan from shareholder                        -                   -                26,000
  Repayment of loan from shareholder                         -                   -               (26,000)
  Proceeds from promissory note                              -                120,000             120,000
  Repayment of capital lease obligations                     -                   (300)            (32,002)
  Net proceeds from issuance of stock                       1,203             192,500           2,015,309
  Proceeds from issuance of debentures                       -                   -                139,990
                                                        ----------           ----------         ----------
          Net cash provided by financing activities         1,203             312,200           2,243,297
                                                        ----------           ----------         ----------

NET CHANGE IN CASH                                          3,548              (4,291)              2,641

CASH, BEGINNING OF PERIOD                                      15               6,932                -
                                                        -----------          ----------       -----------

CASH, END OF PERIOD                                  $      3,563           $   2,641       $       2,641
                                                        ===========          ==========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Financing of property and equipment
          with capital lease                         $       -              $    -          $     42,540
                                                        ===========          ===========     ===========
      Issuance of stock in exchange for notes
           receivable                                $       -              $    -          $    656,251
                                                        ===========          ===========      ==========

     Issuance of stock in exchange for deferred
         compensation                                $      253,864         $    -          $    253,864
                                                        ===========          ===========      ==========

     Issuance of stock in exchange for notes payable $       -              $               $    114,990
                                                        ===========          ===========     ===========

     Stock issued as a reduction of the liability for
          stock to be issued                         $   1,208,096          $     -         $  1,208,096
                                                        ===========          ===========     ===========

    Stock issued in lieu of pre-paid financing costs $       -              $     -         $    140,250
                                                       ===========           ===========     ===========

    Stock issued as investment in subsidiary         $       -              $   78,658     $      78,658
                                                       ===========           ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                    $       -              $    -          $      6,612
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

DataMEG Corp. has one subsidiary: CASCommunications, Inc., a Florida corporation, of which the Company owns 75%. DataMEG Corp. and its subsidiary individually and collectively are a development stage enterprise.

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

These consolidated financial statements reflect those of DataMEG Corp. and CASCommunications, Inc. Collectively,DataMEG Corp. and CASCommunications, Inc. are referred to as the "Company".

The Company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

Except for the consolidated balance sheet of the Company as of December 31, 2001, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto filed with the Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


C.      DUE TO STOCKHOLDERS

As of December 31, 2001 and March 31, 2002, the Company was indebted to officers and stockholders in the amount of $21,616 and $19,250, respectively.


D.      PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note, and as of January 1, 2002, the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance, including accrued interest and legal fees, was approximately $577,000 and $603,000 as of December 31, 2001 and March 31, 2002, respectively. Accrued interest of approximately $9,000 was included in accounts payable and accrued expenses as of December 31, 2001 and subsequently has been reclassified to promissory notes.

On December 18, 2001 the Company entered into a short-term loan agreement with North Atlantic Partners, an investor, for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. The short-term loan is currently in default and the investor intends to file suit. The balance at March 31, 2002 including accrued interest was $125,326.


E.      CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During November and December 2000, approximately $115,000 of the convertible subordinated debentures were converted resulting in the issuance of 42,196 shares of restricted common stock as of December 31, 2001 and March 31, 2002. The remaining convertible subordinated debentures total $25,000 at December 31, 2001 and March 31,2002. Interest accrued related to the unconverted subordinated debentures was $10,255 at December 31, 2001 and was $11,005 at March 31, 2002. The Company is in default related to payments of interest and principal at March 31, 2002.


F.      RELATED PARTY TRANSACTIONS

As of December 31, 2001 and March 31, 2002, the Company had amounts payable to various officers and stockholders (see Note C).

During 2001 and 2002, the Company's President assumed personal liability and pledged personal assets as part of several financing agreements.

G.      CONTINGENCIES

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

In October 2001, as partial consideration to a settlement with a CASCommunications, Inc. shareholder, the shareholder received warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $1.13 per share. The warrants were valued under SFAS No. 123 and no expense was recorded at that time. As of March 31, 2002, none of the warrants have been exercised.

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


H.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                                  Cumulative
                           For the three     For the three      Since inception
                           Months ended      Months ended     (January 13, 1999)
                            March 31,         March 31,          to March 31,
                              2001              2002                2002
                           (unaudited)       (unaudited)         (unaudited)
                        ------------------ -----------------  ------------------
          Net Loss
         (numerator)   $( 1,090,251)     $(   337,171)        $(10,904,526)

         Weighted
         Average
         Shares
        (denominator)    35,790,482        45,725,654           33,238,091

         Basic and
         Diluted
         Net Loss per
         Share          $  (0.03)      $      (0.01)         $      (0.33)


As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options granted are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

I.      STOCK OPTIONS

The Company accounted for the fair value of its options granted to employees in 2001 in accordance with APB No. 25. The were no options granted to employees in 2001. During 2002, the Company changed its method of accounting for options granted to employees to follow the fair value method pursuant to the standards of SFAS No. 123.

J.     OPERATING LOSSES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At March 31, 2002, current liabilities exceed current assets by $1,245,540. The Company is seeking to raise capital and develop cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability achieve its business objectives and the success of its future operations.

K. SUBSEQUENT EVENTS

On February 13, 2002, the Company entered into a stock sale agreement with La Jolla Cove Investors, Inc., an investor, whereby the Company agreed to sell 5,000,000 shares of Company stock. The investor advanced the Company $192,500 against the discounted market value of the shares. The projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002. The investor received a judgment in the amount of $253,859 and applied proceeds from the sale of the stock issued in February 2002 of $111,471 leaving a balance due to the investor of $142,388 as of September 30, 2002.

In April 2002 we closed the merger with North Electric Company, Inc. As a result of this transaction, North Electric Company, Inc. became our wholly owned subsidiary. The purchase consideration included the payment of $150,000 in cash and the issuance of 1,430,000 shares of our common stock to North Electric Company, Inc., prior to the merger, to support North Electric Company Inc.'s operations. The acquisition has been accounted for under the purchase method. The total purchase price of approximately $1,090,000 includes cash of $150,000, common stock valued at approximately $483,000 and assumed liabilities of approximately $457,000. Of the purchase price, approximately $13,000 was allocated to property and equipment and miscellaneous current assets, approximately $207,000 was allocated to goodwill and approximately $870,000 was allocated to in-process research and development. The in-process research and development was charged to research and development expenses as of the date of the merger. The purchase price allocation was based upon an independently performed valuation. The value allocated to in-process research and development was based upon an analysis of discounted estimated future cash flows.

Technological feasibility of the in-process research and development has not been established and the technology has no alternative future use. We believe that the replacement cost for the in-process research and development would not be substantially less than the $870,000. None of the goodwill will be recorded for income tax purposes.

As a result of the acquisition, we acquired goodwill of approximately $207,000. This was due to the value of North Electric Company, Inc. based upon discounting future cash flows expected to be received as North Electric Company, Inc. is able to market its developed software products.

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

Item 2. Plan of Operation

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

We depend on the success of our subsidiary's technology.

We have limited historical financial data and only limited operating history.

We and our subsidiary may not have adequately protected our intellectual property rights and there is a risk of infringement or litigation by third parties.

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


Overview

From our inception in January, 1999 through March 31, 2002, operating activities consisted primarily of research and development, product design, and development and testing of CASCommunications Inc. technology. During this period, we have focused, through our subsidiary, on developing technology using our internal resources and other external product development and engineering firms. Since inception, we have incurred operating losses, and as of March 31, 2002, we had an accumulated deficit of approximately $11 million. We and our subsidiary have no existing products and have not realized any operating revenue nor have we achieved profitability on a quarterly or on an annual basis.

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

As a result of the acquisition, we acquired goodwill of approximately $207,000. This was due to the value of North Electric Company, Inc. based upon discounting future cash flows expected to be received as North Electric Company, Inc. is able to market its developed software products.

North Electric Company, Inc. is a development stage enterprise that commenced operations during October 2001 and has not yet produced any revenues or sales.

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including but not limited to, those related to software development costs, intangible assets, income taxes, and financing operations. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. For a more detailed explanation of the judgments made in these areas and a discussion of our accounting policies, refer to "Summary of Significant Accounting Policies" (Note B) included in Item 7 of our Annual Report on Form 10-KSB for the year ended December 31, 2001. Since December 31, 2001, there have been no significant changes to our critical accounting policies.

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

If we are unable to complete a financing transaction, we would need to curtail or reduce some of the subsidiary's intended areas of development and investment.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2002



                                          Three Months     Three Months
                                             Ended           Ended
                                            March 31,       March 31,
                                              2001            2002          Variance        % Change
                                          (unaudited)     (unaudited)     (unaudited)     (unaudited)

REVENUE                                   $      -        $      -        $      -             0%
COST OF REVENUES                                 -               -               -             0%
                                           -----------     -----------     -----------    ------------
 Gross Profit                                    -               -               -             0%

OPERATING EXPENSES
 General and administrative                   964,163         305,879        (658,284)        (68%)
 Research and development                     125,220            -           (125,220)       (100%)
                                           -----------     -----------     -----------    -----------
  Total operating expense                    1,089,383        305,879        (783,504)        (72%)
                                           -----------     -----------     -----------    -----------
 Loss from operations                      ( 1,089,383)      (305,879)       (783,504)        (72%)

OTHER INCOME (EXPENSES):
 Interest income                                  194              11            (183)        (94%)
 Interest expense                              (1,062)        (31,303)         30,471       2,933%
                                          ------------     -----------    -----------     -----------
  Total other income (expenses)                  (868)        (31,292)         30,424       3,505%
                                          ------------     -----------    -----------     ------------

LOSS BEFORE BENEFIT FOR
 INCOME TAXES AND MINORITY
 INTEREST                                  (1,090,251)       (337,171)       (753,080)        (66%)
                                          ------------     -----------    -----------      ------------

 Benefit for income taxes                        -               -              -               0%
                                          ------------     -----------    -----------     ------------

LOSS BEFORE MINORITY INTEREST              (1,090,251)       (337,171)      (753,080)         (66%)

MINORITY INTEREST                                -               -              -               0%
                                         -------------     -----------    -----------     ------------

NET LOSS                                $  (1,090,251)    $  (337,171)    $ (753,080)         (66%)
                                         =============    ============    ===========     ============

Revenues and Cost of Revenues:


As a holding company of development stage companies, we have not had any revenues to date.

Cost of revenues for the three months ended March 31, 2002 were $0(zero) as well as for the corresponding period in the prior year.


General and Administrative Expenses:

General and administrative expenses were approximately $306,000 for the three months ended March 31, 2002 compared to approximately $964,000 for the same period in the prior year. The net decrease in general and administrative expenses was primarily attributable to the following:

 -An increase in financing costs of $121,000 related to specific financing agreements with North Atlantic Partners and La Jolla Cove Investors, Inc.

 -A decrease in general consulting fees of approximately $14,000 related to the timing and nature of consulting fees required in any given period

 -A decrease in salary and wages of approximately $228,000 as a result of salary waivers by our President and the departure of Reggie Phillips in April 2001

 -A decrease in legal fees of approximately $18,000 related to the timing and nature of legal services provided in any given period

 -A decrease in promotion expenses of approximately $28,000 as a result of managment's attempts to limit non-productive expenses

 -A decrease in security expenses of approximately $203,000 as a result of the settlement of litigation with QAT in October 2001

 -A decrease in travel, meals and entertainment of approximately $271,000 as a result of management's attempt to limit non-productive expenses

 -A net decrease in all other general and administrative expenses of approximately $17,000

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

Research and Development Expenses:

Research and development expenses were approximately $0 (zero) for the three months ended March 31, 2002 compared to approximately $125,000 for the same period in the prior year. The decrease in research and development expenses was due to a temporary sucession of research and development on the part of the Company while the Company finalized its merger with North Electric Company, Inc and re-organized the development of CASCommunications, Inc. technology. Although research and development of the CAS technology continued it was primarily performed by J. Cairns who elected to waive his salary for the first quarter of 2002. We anticipate ongoing research and development expenses as we work towards the next stage of development of products for both North Electric Company, Inc. and CASCommunications, Inc.

Other Income and Expenses:

Other Income and expenses for the three months ended March 31, 2002 were approximately $31,000 as compared to approximately $900 for the same period in the prior year. The increase in other income is due to an increase in interest expense of approximately $30,000 related to promissory notes issued in the fourth quarter of 2001 and 2002. We anticipate incurring significant interest expenses until we are able to restructure or payoff our current debt through either fundraisings or the introduction of significant revenue streams.


Net Loss:

Net loss for the three months ended March 31, 2002 was approximately $337,000 compared to a loss of approximately $1,090,000 for same period in the prior year. The decrease in the net loss was primarily attributable to decreases in general and administrative expenses, decreases in research and development expenses and increases in other income and expenses as noted above.

Compensation paid to officers, employees and consultants:

Compensation expense to officers, employees and consultants was approximately $129,000 for the three months ended March 31, 2002 compared to approximately $716,000 for the same period in the prior year. This significant decrease is due to salary waivers by our President and an employee and also the departure of Reggie Phillips in April 2001. As of March 31, 2002, we were indebted to officers and shareholders for expenses incurred on our behalf of the Company of approximately $19,000. As of December 31, 2001 and March 31, 2002, no officer or shareholder was indebted to us. During the three months ended March 31, 2002, 2,930,000 shares of common stock were issued to employees and consultants in lieu of compensation owed and with an assigned value of approximately $128,000. No stock options were granted to employees or consultants during the first quarter of 2002.

Cash Flows:

Cash used in operating activities for the three months ended March 31, 2002 was approximately $166,000 as compared to cash provided by operating activities for the three months ended March 31, 2001 of approximately $14,000. This increase in cash used in operating activities was mainly attributable to pre-paid financing costs of $93,500, the issuances of stock for compensation and payments to vendors to reduce accounts payable and accrued liabilities.

Cash used in investing activities was $150,000 for the three months ended March 31, 2002 compared to approximately $12,000 for the same period in 2001. Cash used in investing activities for the three months ended March 31, 2002 was related to investments in North Electric Company, Inc.

Cash provided by financing activities was approximately $312,000 for the three months ended March 31, 2002 compared to approximately $1,000 in the same period in the prior year. The increase in cash provided by financing activities was related to the success of management to raise capital to continue operations in 2002.

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

Part II. Other Information

Item 1.   Legal Proceedings

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note, and as of January 1, 2002, the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance, including accrued interest and legal fees, was approximately $577,000 and $603,000 as of December 31, 2001 and March 31, 2002, respectively.

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. On May 17, 2002, the investor filed suit against the Company and the Company's President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $59,000 at September 30, 2002.The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost.

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock. The investor advanced the Company $192,500 against the discounted market value of the shares. The projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002. The investor received a judgment in the amount of $253,859 and applied proceeds from the sale of the stock issued in February 2002 of $111,471 leaving a balance due to the investor of $142,388 as of September 30, 2002.

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

Item 2.  Changes In Securities And Use Of Proceeds

Common Stock Issuances for the three months ended March 31, 2002:



January 7, 2002         500,000 S-8 shares issued to R. Hester, an employee of
                        North Electric Company, Inc. which represents an investment in North Electric Company, Inc.

January 9, 2002         430,000 S-8 shares issued to R. Hester, an employee of
                        North Electric Company, Inc. which represents an investment in North Electric Company, Inc.

February 1, 2002        100,000 S-8 shares issued to J. Dodrill in lieu of cash
                        for professional legal services previously rendered.

February 1, 2002        500,000 S-8 shares issued to R. Hester, an employee of
                        North Electric Company, Inc. which represents an investment in North Electric Company, Inc.

February 1,2002         1,000,000 S-8 shares issued to A. Benson, our President
                        in lieu of cash as compensation for his services during the first quarter of 2002.

February 1, 2002        100,000 S-8 shares issued to R. Dove in lieu of cash for
                        general consulting services previously rendered.

February 8, 2002        100,000 S-8 shares issued to L Kristoff in lieu of cash
                        for general consulting services previously rendered.

February 14, 2002       5,000,000 restricted shares issued to La Jolla Cove
                        Investors, Inc. which represents a sale of stock to an accredited investor. The investor advanced the Company
                        $192,500 against the discounted market value of the shares. The projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002. The investor received a judgment in the amount of $253,859 and applied proceeds from the sale of the stock issued in February 2002 of $111,471 leaving a balance due to the investor of $142,388 as of August, 2002.

Februay 20, 2002        100,000 S-8 shares issued to J. Dodrill in lieu of cash
                        for professional legal services previously rendered.

March 6, 2002           100,000 S-8 shares issued to T. Dean-Dastvan in lieu of
                        cash for professional accounting services previously rendered.

There were no Stock Options or Stock Warrants Granted during the three months ended March 31, 2002.

Due to working capital restrictions the Company does not expect to issue cash dividends in the near future.


Item 3.   Defaults Upon Senior Securities


In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. All but three investors elected to convert the debentures. The remaining convertible subordinated debentures total $25,000 at March 31, 2002. No interest has ever been paid related to the debentures. Interest accrued related to the unconverted subordinated debentures since July 2002 through March 31, 2002 was $15,350 at September 30, 2003. The Company is in default related to payments of interest and principal at March 31, 2002.

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $568,000 and $594,000 as of December 31, 2001 and March 31, 2002, respectively.

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


Item 4.   Submission Of Matters To A Vote Of Security Holders


There were no submission of matters to a vote of security holders in the three months ended March 31, 2002.


Item 5.   Other Information

There is no other information.

ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K

Reports filed on Form 8-K: NO REPORTS ISSUED THIS QUARTER.

EXHIBIT INDEX

EXHIBIT NO.   CONTENT

     10.1     Merger Agreement - reported on 8-K Filed March 22, 2002.*

     10.2     Amendment to Merger Agreement - reported on 8-K Filed March 22,
              2002.*

     31.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to Rule 13A-14 of the Securities
              Exchange Act of 1934.

     32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     99.05 News Release: March 04, 2002 - DataMEG Corp. Completes Merger with North Electric Company, Inc.*

     99.06 News Release: March 18, 2002 - DataMEG Corp. Announces Plan to Distribute Its CAS Communications, Inc. Ownership to DTMG Shareholders.*

     99.07 News Release: March 20, 2002 - DataMEG Corp. Forms New Management Team.*

     99.08 News Release: March 21, 2002 - DataMEG Corp. Announces Collaborative Licensing Agreement Between Data Connection and Its Wholly Owned Subsidiary, North Electric Company, Inc.*

 *(Originally Filed With 10QSB Quarterly report- March 31, 2002 on 05-20-2002)

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


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

DATAMEG CORP.

Date: January 21, 2004


By: /s/ Andrew Benson
----------------------------
Andrew Benson
President and Sole Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)