Form 10QSB/A
period 2002-06-30
DATAMEG CORP
filed 2004-01-21
CIK 716749

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

                     Common stock par value $0.01 per share
                70,569,821 shares outstanding at June 30, 2002



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

Notes to Financial Statements.....................................F-5 - F-9


ACCOUNTANTS' REVIEW REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
DATAMEG CORP. (A DEVELOPMENT STAGE ENTERPRISE),
Boston, MA

We have reviewed the consolidated balance sheet of DATAMEG CORP. AND SUBSIDIARIES, (a development stage enterprise), (the "Company") as of June 30, 2002 and the related consolidated statements of operations for the three months and six months ended June 30, 2002 and cash flows for the six months ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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



Hoffman, Fitzgerald & Snyder, P.C.
McLean, VA
January 15, 2004

                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets



                                                 December 31,    June 30,
                                                    2001           2002
                                                               (unaudited)
                                                ------------  -------------
ASSETS

CURRENT ASSETS:
 Cash                                          $      6,932   $     4,768
                                                -----------   -----------
   Total current assets                               6,932         4,768

PROPERTY AND EQUIPMENT, net                          13,231         9,705

OTHER ASSETS:
 Due from shareholders                                 -              667
 Patents                                            127,274       127,274
 Goodwill                                              -          206,517
 Deposits                                            12,486        19,986
                                                -----------   ------------
   Total other assets                               139,760       354,444
                                                ------------  ------------
                                                $   159,923   $   368,917
                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Capital lease obligation                       $    10,838   $     8,302
 Promissory notes                                   568,382       760,332
 Accounts payable and accrued expenses              478,167       629,654
 Accrued Wages                                         -          388,817
 Due to stockholders and officers                    21,616        47,229
 Convertible subordinated debentures                 25,000        25,000
 Liability for stock to be issued                       809           809
                                                 -----------   ----------
   Total current liabilities                      1,104,812     1,860,143
                                                 -----------   ----------
   Total liabilities                              1,104,812     1,860,143

COMMITMENTS AND CONTINGENCIES                          -             -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY            667           667

STOCKHOLDERS'  EQUITY (DEFICIT):
 Preferred stock, 5,000,000 shares authorized,
  none issued and outstanding at December 31,
  2001 and 4,000,000 issued and outstanding
  at June 30, 2002                                      -          40,000
 Common stock, $.01 par value; 75,000,000
  authorized; 40,639,821 and 70,569,821 shares
  issued and outstanding at December 31, 2001
  and June 30, 2002, respectively                    406,398      705,698
 Common stock subscriptions receivable                   (56)         (56)
 Additional paid-in capital                        9,185,817    9,759,824
 Stock options                                       169,890      169,890
 Deferred financing costs                           (140,250)     (46,750)
 Accumulated deficit during development stage    (10,567,355) (12,120,499)
                                                 ------------  -----------
   Total stockholders' equity (deficit)             (945,556)  (1,491,893)
                                                 ------------  -----------
                                                $    159,923  $   368,917
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         DataMEG Corp. and Subsidiaries
                        (A Development State Enterprise)
                     Consolidated Statements of Operations


                                                                                              Cumulative
                                Three Months   Three Months    Six Months     Six Months    since inception
                                    Ended          Ended         Ended          Ended      (January 13, 1999)
                                   June 30,        June 30,     June 30,       June 30,       to June 30,
                                     2001           2002          2001           2002            2002
                                 (unaudited)    (unaudited)    (unaudited)    (unaudited)    (unaudited)

REVENUE                         $      -       $      -       $      -        $     -      $      -


COST OF REVENUES                       -              -              -              -             -
                                -----------    -----------    -----------     -----------   -----------
 Gross Profit                          -              -              -              -              -

OPERATING EXPENSES
 General and administrative         473,522        221,707      1,437,685        527,586      9,733,396
 Research and development            60,425        961,081        185,645        961,081      2,236,161
                                -----------    -----------    -----------    -----------    -----------
  Total operating expenses          533,947      1,182,788      1,623,330      1,488,667     11,969,557
                                -----------    -----------    -----------    -----------    -----------
 Loss from operations              (533,947)    (1,182,788)    (1,623,330)    (1,488,667)   (11,969,557)

OTHER INCOME (EXPENSES):
 Interest income                          7           -               201             11            221
 Interest expense                      (758)       (33,185)        (1,820)       (64,488)       (84,685)
 Loss on acquisition fee               -              -              -              -           (73,950)
 Loss on disposal of property
  and equipment                        -              -              -              -            (1,058)
 Realized gains on sale of
  investments                          -              -              -              -             8,530
                                -----------    -----------    -----------    -----------    -----------
  Total other income (expenses)       (751)        (33,185)        (1,619)       (64,477)      (150,942)
                                -----------    -----------    -----------    -----------    -----------

LOSS BEFORE BENEFIT FOR
 INCOME TAXES AND MINORITY
 INTEREST                          (534,698)     (1,215,973)   (1,624,949)    (1,553,144)   (12,120,499)
                                ------------    -----------   -----------    -----------    -----------

 Benefit for income taxes              -             -               -              -              -
                                ------------    -----------   -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST      (534,698)     (1,215,973)    (1,624,949)   (1,553,144)   (12,120,499)

MINORITY INTEREST                      -               -             -              -              -
                               ------------    -----------    -----------    -----------    -----------

NET LOSS                      $    (534,698)   $(1,215,973)  $ (1,624,949)    (1,553,144)  $(12,120,499)
                               ============    ===========    ===========    ===========    ===========

Net loss per common share
 (basic and diluted)          $     (0.01)     $    (0.02)   $     (0.05)    $    (0.03)   $      (0.35)


Weighted average number of
 common shares outstanding      36,061,020       59,661,488    35,925,751     52,693,571      35,125,027
                             =============     ============   ===========    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.


                        DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                     Consolidated Statements of Cash Flows


                                                                                               Cumulative
                                                      For the Six         For the Six       from inception
                                                      Months Ended        Months Ended     (January 13, 1999)
                                                        June 30,            June 30,           to June 30,
                                                          2001                2002               2002
                                                      (unaudited)         (unaudited)        (unaudited)
                                                  ------------------    ---------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $  (1,624,948)      $  (1,553,144)      $(12,120,499)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciationand amortization                            14,540               8,680             63,058
   Stock issued for purchase of in-process
     research and development                                -                870,600            870,600
   Stock issued, or to be issued, in lieu of
     cash for professional services                       816,569             167,150          6,114,918
   Stock issued to officers for reimbursement
     of corporate expenses or compensation                693,778              30,000          1,521,781
   Stock options issued in lieu of cash for
     professional services                                   -                   -               169,890
   Property and equipment given in lieu of cash
     for professional services                             11,617                -                15,475
   Realized gains on sales of investments                    -                   -                (8,530)
   Loss on acquisition fee                                   -                   -                73,950
   Loss on disposal of property and equipment                -                   -                 1,058
   Stock issued in lieu of financing costs                   -                 93,500             93,500
   Changes in assets and liabilities
     affecting operations:
       Prepaid expenses                                   (50,000)               -                  -
       Accounts payable and accrued expenses              132,904             110,843            588,949
       Promissory note                                       -                 71,950            640,332
       Due from shareholders                                 -                   (667)              (667)
       Due to stockholders and officers                    17,014              (3,965)            17,651
                                                      -----------          ----------        -----------
          Net cash provided by (used in)
              operating activities                         11,474            (205,053)        (1,958,534)
                                                      -----------          ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        -                   -               (39,454)
  Payments for intangible assets                          (11,953)               -              (127,274)
  Payments for security deposits                             -                   -               (12,486)
  Purchases of investments                                   -               (149,311)          (169,311)
  Sales of investments                                       -                   -                28,530
                                                       ----------          ----------        -----------
          Net cash used in investing activities           (11,953)           (149,311)          (319,995)
                                                       ----------          ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan from shareholder                        -                   -                26,000
  Repayment of loan from shareholder                         -                   -               (26,000)
  Proceeds from promissory note                              -                120,000            120,000
  Repayment of capital lease obligations                     -                   (300)           (32,002)
  Net proceeds from issuance of stock                       1,203             232,500          2,055,309
  Proceeds from issuance of debentures                       -                   -               139,990
                                                       ----------          ----------         ----------
          Net cash provided by financing activities         1,203             352,200          2,283,297
                                                       ----------          ----------         ----------

NET CHANGE IN CASH                                            724              (2,164)             4,768

CASH, BEGINNING OF PERIOD                                      15               6,932               -
                                                      -----------          ----------         ----------

CASH, END OF PERIOD                                  $        739       $       4,768       $      4,768
                                                      ===========          ==========         ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Financing of property and equipment
          with capital lease                         $         -        $       -           $     42,540
                                                        ===========        ==========         ==========
      Issuance of stock in exchange for notes
           receivable                                $         -        $       -           $    656,251
                                                        ===========        ==========         ==========

     Issuance of stock in exchange for notes payable $         -        $       -           $    114,990
                                                        ===========        ==========         ==========

     Stock issued as a reduction of the liability for
          stock to be issued                         $    1,208,096     $       -           $  1,208,096
                                                        ===========       ===========         ==========

    Stock issued in lieu of pre-paid financing costs $         -        $        -          $    140,250
                                                        ===========       ===========         ==========

    Stock issued in exchange for deferred
         compensation                                $      309,521     $        -          $    309,521
                                                        ===========       ===========        ===========

    Stock issued in exchange for net assets of
         subsidiary                                  $         -        $     483,658       $    483,658
                                                        ===========       ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                    $         -        $        -          $      6,612
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

DataMEG Corp. has two subsidiaries: CASCommunications, Inc., a Florida corporation, of which the Company owns 75%, and North Electric Company, Inc., a North Carolina corporation, which the Company wholly owns. DataMEG Corp. and its subsidiaries individually and collectively are a development stage enterprise and have not yet produced any revenues or sales.

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

B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIE

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


C.      DUE TO STOCKHOLDERS

As of December 31, 2001 and June 30, 2002, the Company was indebted to officers and stockholders in the amount of $21,616 and $47,229, respectively.


D.      PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note, and as of January 1, 2002, the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance, including accrued interest and legal fees, was approximately $577,000 and $630,000 as of December 31, 2001 and June 30, 2002, respectively. Accrued interest of approximately $9,000 was included in accounts payable and accrued expenses as of December 31, 2001 and subsequently has been reclassified to promissory notes.

On December 18, 2001 the Company entered into a short-term loan agreement with North Atlantic Partners, an investor, for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. The short-term loan is currently in default and the investor intends to file suit. The balance at June 30, 2002 including accrued interest was $130,711.

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

F.      MERGER WITH NORTH ELECTRIC COMPANY, INC.

In April 2002, we closed the merger with North Electric Company, Inc a development stage company that has not yet produced any revenues or sales. As a result of this transaction, North Electric Company, Inc. became our wholly owned subsidiary. The purchase consideration included the payment of $150,000 in cash and the issuance of 1,430,000 shares of our common stock to North Electric Company, Inc., prior to the merger, to support North Electric Company Inc.'s operations with a fair value of approximately $78,000 and the issuance of 15,000,000 shares of DataMEG common stock. The stock issued at the time of the merger was valued based on the fair value on the date of issuance less a 10% discount for lack of marketability for an indicated value of $405,000. The purchase price allocation was based upon an independently performed valuation. The acquisition has been accounted for under the purchase method. The total purchase price of approximately $1,090,000 includes cash of $150,000, common stock valued at approximately $483,000 ($405,000 + $78,000) and assumed liabilities of approximately $457,000. Of the purchase price, approximately $13,000 was allocated to the fair value of property and equipment and miscellaneous current assets, approximately $207,000 was allocated to goodwill and approximately $870,000 was allocated to in-process research and development. The in-process research and development was charged to research and development expenses as of the date of the merger.

The value allocated to in-process research and development was based upon an analysis of discounted estimated future cash flows over a five year period. Discounted cash flows are based on North Electric management's assumptions as follows:

Revenue - based on estimated unit sales to identified customer prospects and management's growth expectations;

Cost of Sales -based on current and projected costs of technology licenses and material as apply to cost of sales;

Marketing/Sales Support -based on estimated costs of planned marketing initiatives and future projections based on a percent of sales;

Research and Development - based on estimated costs to complete applications in process;

Administrative Expenses - based on current cost structure and future costs estimated as a percent of sales;

Net Working Capital Charges and Capital Charges - based on a projected return on assets;

Net Working Capital - based on estimated costs as a percent of sales;

Annual Capital Expenditures - based on estimated annual expenditures on hardware and other equipment;

Assembled Workforce & and required return - based on estimated return on assets, projected costs for salaries, benefits, recruiting, training and related estimated tax benefits;

IPR&D - Required Return - based on estimated return on assets as follows:

     Risk-Free Rate - measured by the average long-term yield on Treasury
                      Bonds with 20 years left to mature for April 2002;

     Equity Risk Premium - based on historical rates of return for large publicly traded equity securities;

     Small Stock Premium - Beta-Adjusted size premium based on the historical return of small capitalization stocks in excess of large capitalization stocks;

     Industry Risk Premium - Historical industry risk premium for measuring, analyzing, and controlling equipment companies;

     Project Risk Premium - based on an independent assessment of the risk of completion of the applications and market acceptance risk;

    Required Return on Intangible Assets - based on an analysis of risk factors relative to each asset and compare to required rates of return for small capitalization companies;

Required Return on Current/Tangible Assets - based on required rate of return for financing current and
                                          fixed assets;

Survivorship of Technology - The technology is estimated to have a 5 year life;

Tax Rate - based on estimated Federal and state corporate tax rates.

As of the date of aquisition on April 23, 2002, North Electric Company, Inc. had two network assurance applications under development. The first application provides network level monitoring and testing for MPLS-based IP optical transport networks ("MPLS application") and the second application is designed to provide network assurance services to converged broadband IP networks ("Broadband IP application"). Based on an independent analysis and discussions with North Electric's management, both applications had not demonstrated technological or commercial feasibility. Additionally, there is no alternative use for the technology. As of the date of acquisition, the MPLS application was approximately 70% complete. Total costs to complete are approximately $396,000. The application was expected to be completed in October 2002. The Broadband IP application was approximately 30% complete. Total costs to complete were approximateley $450,000 and the expected date of completion was March 2003. These development efforts fall within the definition of In Process Research & Development contained in Statement of Financial Accounting Standards ("SFAS") No.2.

As technological feasibility of the in-process research and development has not been established and the technology has no alternative future use we believe that the replacement cost for the in-process research and development would not be substantially less than the $870,000. None of the goodwill will be recorded for income tax purposes.

G.      RELATED PARTY TRANSACTIONS

As of December 31, 2001 and June 30, 2002, the Company had amounts payable to various officers and stockholders (see Note C).

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

In October 2001, as partial consideration to a settlement with a CASCommunications, Inc. shareholder, the shareholder received warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $1.13 per share. The warrants were valued under SFAS No. 123 and no expense was recorded at that time. In May 2002, the exercise price was amended to a price of $0.10 per share. As of the modification date, management estimates the amount of any liabilities, which may be associated with the warrants granted as part of the settlement agreement, are immaterial based upon a Black-Scholes analysis of the amended strike price. As of June 30, 2002, none of the warrants have been exercised.

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


I.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                                                             Cumulative
                      For the three    For the three     For the six     For the six       Since inception
                      Months ended     Months ended      Months ended    Months ended     (January 13, 1999)
                       June 30,          June 30,          June 30,        June 30,          to June 30,
                         2001             2002               2001            2002               2002
                      (unaudited)       (unaudited)      (unaudited)     (unaudited)         (unaudited)
                     --------------    --------------    -------------   -------------    ------------------
          Net Loss
         (numerator)   $( 534,698)     $( 1,215,973)     $( 1,624,949)   $( 1,553,144)    $(12,120,499)

         Weighted
         Average
         Shares
        (denominator)  36,061,020        59,661,488        35,925,751      52,693,571       35,125,027

         Basic and
         Diluted
         Net Loss per
         Share          $  (0.01)      $     (0.02)      $      (0.05)   $    (0.03)      $     (0.35)


As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options granted are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

J.      STOCK OPTIONS

The Company accounted for the fair value of its options granted to employees in 2001 in accordance with APB No. 25. The were no options granted to employees in 2001. During 2002, the Company changed its method of accounting for options granted to employees to follow the fair value method pursuant to the standards of SFAS No. 123.

K.     OPERATING LOSSES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At June 30, 2002, current liabilities exceed current assets by $1,855,375. The Company is seeking to raise capital and develop cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability achieve its business objectives and the success of its future operations.

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


Overview

>From our inception in January, 1999 through June 30, 2002, operating activities consisted primarily of research and development, product design, and development and testing of CASCommunications Inc. technology. During this period, we have focused, through our subsidiary, on developing technology using our internal resources and other external product development and engineering firms. Since inception, we have incurred operating losses, and as of June 30, 2002, we had an accumulated deficit of approximately $12 million. We and our subsidiary have no existing products and have not realized any operating revenue nor have we achieved profitability on a quarterly or on an annual basis.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. As a result of the acquisition of substantially all of the assets and certain of the liabilities of North Electric Company, Inc. in April 2002, the Company recorded approximately $207,000 of goodwill. In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill. However, goodwill must be reviewed at least annually for impairment. The Company has elected to perform its annual review at the end of each fiscal year. If the carrying value of the Company's goodwill were to exceed the fair value at some time in the future, the Company would be required to report goodwill impairment charges as an operating expense in its statement of operations. Whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, the Company must conduct an impairment assessment of its goodwill and identifiable intangible assets. Factors that could trigger an impairment review include:

- Significant underperformance relative to expected historical or projected future research and development and operating results;

- Significant changes in the manner of use of the acquired assets or the strategy for the overall business;

- Significant negative industry or economic trends; and When it appears that the carrying value of intangibles or goodwill might not be recoverable based on one or more of the above criteria, management will use projected discounted cash flow, independent valuation or other means to measure any impairment.

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

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2002



                                          Three Months     Three Months
                                             Ended           Ended
                                            June 30,        June 30,
                                              2001            2002          Variance        % Change
                                          (unaudited)     (unaudited)     (unaudited)     (unaudited)

REVENUE                                   $      -        $      -        $      -             0%
COST OF REVENUES                                 -               -               -             0%
                                           -----------     -----------     -----------    ------------
 Gross Profit                                    -               -               -             0%

OPERATING EXPENSES
 General and administrative                   473,522         221,707        (251,815)        (53%)
 Research and development                      60,425         961,081         900,656        1491%
                                           -----------     -----------     -----------    -----------
  Total operating expense                     533,947       1,182,788         648,841         122%
                                           -----------     -----------     -----------    -----------
 Loss from operations                        (533,947)     (1,182,788)        648,841         122%

OTHER INCOME (EXPENSES):
 Interest income                                    7            -                (7)        (100%)
 Interest expense                                (758)        (33,185)         32,427       4,278%
                                          ------------     -----------    -----------     -----------
  Total other income (expenses)                  (751)        (33,185)         32,434       4,319%
                                          ------------     -----------    -----------     ------------

LOSS BEFORE BENEFIT FOR
 INCOME TAXES AND MINORITY
 INTEREST                                     (534,698)     (1,215,973)       681,275         127%
                                          ------------     -----------    -----------      ------------

 Benefit for income taxes                        -               -              -               0%
                                          ------------     -----------    -----------     ------------

LOSS BEFORE MINORITY INTEREST                 (534,698)    (1,215,973)        681,275         127%

MINORITY INTEREST                                -               -               -              0%
                                         -------------     -----------    -----------     ------------

NET LOSS                                $     (534,698)  $  (1,215,973)  $    681,275         127%
                                         =============    ============    ===========     ============

Revenues and Cost of Revenues:

As a holding company of development stage companies, we have not had any revenues to date.

Cost of revenues for the three months ended June 30, 2002 were $0(zero) as well as for the corresponding period in the prior year.


General and Administrative Expenses:

General and administrative expenses were approximately $222,000 for the three months ended June 30, 2002 compared to approximately $474,000 for the same period in the prior year. The net decrease in general and administrative expenses was primarily attributable to the following:

 -An increase in general consulting fees of approximately $56,000 related to the timing and nature of consulting fees in any given period

 -An increase in legal fees of approximately $11,000 related to the timing and nature of legal services required during any given period

 -A decrease in public accounting fees of approximately $25,000 as a result of limited services performed in 2002 due to a lack of available funds

 -A decrease in our President's salary of approximately $115,000 due to continued salary waivers

 -A decrease in security expenses of approximatley $175,000 due to the elimination of security concerns as a result of the settlement of litigation
 with QAT in October     2001

 -A net decrease in all other general and administrative expenses of approximately $6,000.

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

Research and Development Expenses:

Research and development expenses were approximately $961,000 for the three months ended June 30, 2002 compared to approximately $60,000 for the same period in the prior year. The increase in research and development expenses was due to the realization of approximately $871,000 in In-Process Research and Development expenses as a result of the merger with North Electric Company. In addition, research and development expenses increased as a result of purchases of development software and salaries and wages related to research and development for North Electric Company. Research and development of the CAS technology continued and was primarily performed by J. Cairns who elected to waive his salary for the second quarter of 2002. We anticipate ongoing research and development expenses as we work towards the next stage of development of products for both North Electric Company, Inc. and CASCommunications, Inc.

Other Income and Expenses:

Other Income and expenses for the three months ended June 30, 2002 were approximately $33,000 as compared to approximately $800 for the same period in the prior year. The increase in other income and expenses is due to an increase in interest expense of approximately $32,000 related to promissory notes issued in the fourth quarter of 2001 and the first quarter of 2002. We anticipate incurring significant interest expenses until we are able to restructure or payoff our current debt through either fundraisings or the introduction of significant revenue streams.


Net Loss:

Net loss for the three months ended June 30, 2002 was approximately $1,216,000 compared to a loss of approximately $535,000 for same period in the prior year. The net increase in the net loss was primarily attributable to decreases in general and administrative expenses, and increased in other income and expenses and in research and development expenses as noted above.

Compensation paid to officers, employees and consultants:

Compensation expense to officers, employees and consultants was approximately $267,000 for the three months ended June 30, 2002 compared to approximately $481,000 for the same period in the prior year. As of June 30, 2002, we were indebted to officers and shareholders for expenses incurred on our behalf of the Company of approximately $28,000. As of December 31, 2001 and June 30, 2002, no officer or shareholder was indebted to us. During the three months ended June 30, 2002, 7,000,000 shares of common stock were issued to employees and consultants in lieu of compensation owed and with an assigned value of approximately $148,000. Stock options for 690,000 shares of common stock were granted to employees or consultants during the second quarter of 2002.

Cash Flows:

Cash used in operating activities for the six months ended June 30, 2002 was approximately $205,000 as compared to cash provided by operating activities for the six months ended June 30, 2001 of approximately $11,000. This increase in cash used in operating activities was mainly attributable to pre-paid financing costs of $93,500, the issuances of stock for compensation and payments to vendors to reduce accounts payable and accrued liabilities.

Cash used in investing activities was approximately $149,000 for the six months ended June 30, 2002 compared to approximately $12,000 for the same period in 2001. Cash used in investing activities for the six months ended June 30, 2002 was related to investments in North Electric Company, Inc.

Cash provided by financing activities was approximately $352,000 for the six months ended June 30, 2002 compared to approximately $1,000 in the same period in the prior year. The increase in cash provided by financing activities was related to the success of management to raise capital to continue operations in 2002.


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

Part II. Other Information

Item 1.   Legal Proceedings

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note, and as of January 1, 2002, the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance, including accrued interest and legal fees, was approximately $577,000 and $630,000 as of December 31, 2001 and June 30, 2002, respectively.

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



Item 2.  Changes In Securities And Use Of Proceeds

Common Stock Issuances for the three months ended June 30, 2002:



April 23, 2002          500,000 S-8 shares issued to R. Hester, an employee of
                        North Electric Company, Inc. which represents a "due from" to North Electric Company, Inc.

April 23, 2002          500,000 S-8 shares issued to D. Ference, an employee of
                        North Electric Company, Inc. which represents a "due from" North Electric Company, Inc.

May 1, 2002             1,000,000 S-8 shares issued to T. Dean-Dastvan in lieu
                        of cash for professional accounting services previously rendered.

May 1, 2002             500,000 S-8 shares issued to J. Dodrill in lieu of cash
                        for professional legal services previously rendered.

May 1,2002              300,000 S-8 shares issued to L Kristoff in lieu of cash
                        for general consulting services previously rendered.

May 6, 2002             500,000 S-8 shares issued to K. Orr in lieu of cash for
                        general consulting services previously rendered.

May 7, 2002             200,000 S-8 shares issued to J. Collins in lieu of cash
                        for wages due from North Electric Company, Inc.

May 7, 2002             200,000 S-8 shares issued to G. DeVal in lieu of cash
                        for wages due from North Electric Company, Inc.

May 7, 2002             200,000 S-8 Shares issued to P. Holzworth in lieu of
                        cash for wages due from North Electric Company, Inc.

May 20, 2002            15,000,000 restricted shares issued to the shareholders
                        of North Electric Company, Inc. as part of the merger agreement finalized in April 2002.

May 21, 2002            500,000 S-8 shares issued to L. Kristoff in lieu of cash
                        for general consulting services previously rendered.

May 21, 2002            200,000 S-8 shares issued to R. Kaiser in lieu of cash
                        for investor relations services previously rendered.

June 6, 2002            2,500,000 S-8 shares issued to Ashley Associates in lieu
                        of cash for general consulting services previously rendered.


Common Stock Options Grants for the three months ended June 30, 2002:

May 28, 2002            30,000 common stock options granted to S. Gibson in lieu
                        of cash for consulting fees due from North Electric
                        Company, Inc.

May 28, 2002            205,000 common stock options granted to A Bragg in lieu
                        of cash for consulting fees due from North Electric
                        Company, Inc.

June 12, 2002           125,000 common stock options granted to C. Erickson in
                        lieu of cash for wages due from North Electric
                        Company, Inc.

June 13, 2002           150,000 common stock options granted to P. Tate in
                        lieu of cash for consulting fees due from North Electric
                        Company, Inc.

June 21, 2002           180,000 common stock options granted to S. Ruggero
                        in lieu of cash for consulting fees due from North
                        Electric Company, Inc.


Due to working capital restrictions the Company does not expect to issue cash dividends in the near future.


Item 3.   Defaults Upon Senior Securities


In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. All but three investors elected to convert the debentures. The remaining convertible subordinated debentures total $25,000 at June 30, 2002. No interest has ever been paid related to the debentures. Interest accrued related to the unconverted subordinated debentures since July 2000 through June 30, 2002 was $11,763 at June 30, 2002. The Company is in default related to payments of interest and principal at June 30, 2002.

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note, and as of January 1, 2002, the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance, including accrued interest and legal fees, was approximately $577,000 and $630,000 as of December 31, 2001 and June 30, 2002, respectively.

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. On May 17, 2002, the investor filed suit against the Company and the Company's President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $59,000 at June 30, 2002 and is recorded in accrued expenses. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company's balance sheet.


Item 4.   Submission Of Matters To A Vote Of Security Holders


There were no submission of matters to a vote of security holders in the three months ended June 30, 2002.


Item 5.   Other Information

There is no other information.


ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K

Reports filed on Form 8-K: NO REPORTS ISSUED THIS QUARTER.



EXHIBIT INDEX
31.1    Certification of Chief Executive Officer/Chief Financial
        Officer  pursuant to Rule 13A-14 of the Securities
        Exchange Act of 1934.

32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.02   NEWS RELEASE*

99.03   NEWS RELEASE*

*(Originally Filed With 10QSB Quarterly Report-June 30, 2002 on 08-14-2002)

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused thism amended report to be signed on its behalf by the undersigned thereunto duly authorized.

DATAMEG CORP.

Date: January 21, 2004


By: /s/ Andrew Benson
----------------------------
Andrew Benson
President and Sole Director (Principal Executive Officer,
Principal Financial Officer and Principal Accounting Officer)