Form 10QSB/A
period 2002-09-30
DATAMEG CORP
filed 2004-01-21
CIK 716749

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

                     Common stock par value $0.01 per share
                99,442,548 shares outstanding at September 30, 2002



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

Statements Of Cash Flows................................................F-4

Notes to Financial Statements.....................................F-5 - F-9



ACCOUNTANTS' REVIEW REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
DATAMEG CORP. (A DEVELOPMENT STAGE ENTERPRISE),
Boston, MA

We have reviewed the consolidated balance sheet of DATAMEG CORP. AND SUBSIDIARIES, (a development stage enterprise), (the "Company") as of September 30, 2002 and the related consolidated statements of operations for the three months and nine months ended September 30, 2002 and cash flows for the nine months ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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



Hoffman, Fitzgerald & Snyder, P.C.
McLean, VA
January 15, 2004

                         DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets


                                                 December 31,  September 30,
                                                    2001           2002
                                                               (unaudited)
                                                ------------  -------------
ASSETS

CURRENT ASSETS:
 Cash                                          $      6,932   $     1,126
                                                -----------   -----------
   Total current assets                               6,932         1,126

PROPERTY AND EQUIPMENT, net                          13,231         7,615

OTHER ASSETS:
 Patents                                            127,274       127,274
 Goodwill                                              -          206,746
 Deposits                                            12,486        12,486
                                                -----------   ------------
   Total other assets                               139,760       346,506
                                                ------------  ------------
                                                $   159,923   $   355,247
                                                ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Capital lease obligation                       $    10,838   $     8,302
 Promissory notes                                   568,382       658,186
 Accounts payable and accrued expenses              478,167       865,674
 Accrued Wages                                         -          414,585
 Due to stockholders and officers                    21,616       187,486
 Convertible subordinated debentures                 25,000        25,000
 Liability for stock to be issued                       809       143,197
                                                 -----------   ----------
   Total current liabilities                      1,104,812     2,302,430
                                                 -----------   ----------
   Total liabilities                              1,104,812     2,302,430

COMMITMENTS AND CONTINGENCIES                          -             -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY            667           667

STOCKHOLDERS'  EQUITY (DEFICIT):
 Class A convertible preferred stock,$.01 par value;
  5,000,000 shares authorized, none issued and
  outstanding   at December 31, 2001 and 2,000,000
  issued and outstanding at September 30, 2002          -          20,000
 Class B convertible preferred stock,$.15 par value;
  2,000,000 shares authorized, 100,000 shares issued and
  50,000 shares outstanding at September 30,
  2002                                                  -           7,500
 Common stock, $.01 par value; 75,000,000
  authorized at December 31, 2001 and
  120,000,000 authorized at September 30, 2002;
  40,639,821 and 99,442,548 shares
  issued and outstanding at December 31, 2001
  and September 30, 2002, respectively                406,398      994,425
 Common stock subscriptions receivable                   (56)         (56)
 Additional paid-in capital                        9,185,817    9,588,353
 Stock options                                       169,890      160,942
 Deferred financing costs                           (140,250)     (46,750)
 Accumulated deficit during development stage    (10,567,355) (12,672,264)
                                                 ------------  -----------
   Total stockholders' equity (deficit)             (945,556)  (1,947,850)
                                                 ------------  -----------
                                                $    159,923  $   355,247
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         DataMEG Corp. and Subsidiaries
                        (A Development State Enterprise)
                     Consolidated Statements of Operations


                                                                                             Cumulative
                                Three Months   Three Months    Nine Months    Nine Months  since inception
                                   Ended          Ended         Ended           Ended     (January 13, 1999)
                                September 30,   September 30, September 30,  September 30, to September 30,
                                    2001           2002          2001            2002           2002
                                 (unaudited)    (unaudited)    (unaudited)    (unaudited)   (unaudited)

REVENUE                         $      -       $      -       $      -        $     -      $      -


COST OF REVENUES                       -              -              -              -             -
                                -----------    -----------    -----------     -----------   -----------
 Gross Profit                          -              -              -              -             -

OPERATING EXPENSES
 General and administrative         433,697        420,346      1,871,382        947,932    10,153,742
 Research and development           269,020         98,397        454,665      1,059,478     2,334,558
                                -----------    -----------    -----------    -----------   -----------
  Total operating expenses          702,717        518,743      2,326,047      2,007,410    12,488,300
                                -----------    -----------    -----------    -----------   -----------
 Loss from operations              (702,717)      (518,743)    (2,326,047)    (2,007,410)  (12,488,300)

OTHER INCOME (EXPENSES):
 Interest income                          6           -               207             11           221
 Interest expense                      (767)       (33,022)        (2,587)       (97,510)     (117,707)
 Loss on acquisition fee               -              -              -              -          (73,950)
 Loss on disposal of property
  and equipment                      (1,058)          -            (1,058)          -           (1,058)
 Realized gains on sale of
  investments                          -              -              -              -            8,530
                                -----------    -----------    -----------    -----------   -----------
  Total other income(expenses)       (1,819)       (33,022)        (3,438)       (97,499)     (183,964)
                                -----------    -----------    -----------    -----------   -----------

LOSS BEFORE BENEFIT FOR
 INCOME TAXES AND MINORITY
 INTEREST                           (704,536)     (551,765)    (2,329,485)    (2,104,909)  (12,672,264)
                                ------------   -----------    -----------    -----------   -----------

 Benefit for income taxes               -            -               -              -             -
                                ------------   -----------    -----------    -----------   -----------

LOSS BEFORE MINORITY INTEREST       (704,536)     (551,765)    (2,329,485)    (2,104,909)  (12,672,264)

MINORITY INTEREST                       -              -             -              -             -
                                ------------   -----------    -----------    -----------   -----------

NET LOSS                      $    (704,536)   $  (551,765)  $(2,329,485)  $  (2,104,909) $(12,672,264)
                               ============    ===========   ===========     ===========   ===========

Net loss per common share
 (basic and diluted)          $      (0.02)    $    (0.01)   $     (0.06)    $    (0.03) $      (0.33)


Weighted average number of
 common shares outstanding      36,614,856      86,839,518     36,155,446     64,075,553   38,580,764
                              =============    ============   ===========    ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.


                        DataMEG Corp. and Subsidiaries
                        (A Development Stage Enterprise)
                     Consolidated Statements of Cash Flows


                                                                                               Cumulative
                                                      For the Nine        For the Nine        from inception
                                                      Months Ended        Months Ended     (January 13, 1999)
                                                      September 30,       September 30,     to September 30,
                                                         2001                2002                2002
                                                      (unaudited)         (unaudited)        (unaudited)
                                                  ------------------    ---------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $  (2,329,485)      $  (2,104,909)      $ (12,672,264)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciationand amortization                            19,573              10,543             64,921
   Stock issued for purchase of in-process
     research and development                                -                870,600            870,600
   Stock issued, or to be issued, in lieu of
     cash for professional services                     1,334,945             255,150          6,202,857
   Stock issued to officers for reimbursement
     of corporate expenses or compensation                606,358              30,000          1,521,781
   Stock options issued in lieu of cash for
     professional services                                   -                   -               169,890
   Property and equipment given in lieu of cash
     for professional services                             13,327                -                15,475
   Realized gains on sales of investments                    -                   -                (8,530)
   Loss on acquisition fee                                 73,950                -                73,950
   Loss on disposal of property and equipment               1,058                -                 1,058
   Stock issued in lieu of financing costs                   -                 93,500             93,500
   Changes in assets and liabilities
     affecting operations:
       Employee advances                                      267                -                  -
       Deposits                                              -                  7,500              7,500
       Accounts payable and accrued expenses              316,226             148,346            626,513
       Accrued salaries and wages                            -                175,767            175,767
       Promissory note                                       -                104,205            672,587
       Due from shareholders                               25,700                -                  -
       Due to stockholders and officers                   (31,794)            136,292            157,908
                                                      -----------          ----------        -----------
          Net cash proived by (used in)
               operating activities                        30,125            (273,006)        (2,026,487)
                                                      -----------          ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        (533)               -               (39,454)
  Payments for intangible assets                          (15,519)               -              (127,274)
  Payments for security deposits                           (1,250)               -               (12,486)
  Purchases of investments                                   -               (150,000)          (150,000)
  Purchases of investments                                   -                   -               (20,000)
  Sales of investments                                       -                   -                28,530
                                                       ----------          ----------        -----------
          Net cash used in investing activities           (17,302)           (150,000)          (320,684)
                                                       ----------          ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan from shareholder                        -                   -                26,000
  Repayment of loan from shareholder                         -                   -               (26,000)
  Proceeds from promissory note                              -                120,000            120,000
  Repayment of capital lease obligations                     -                   (300)           (32,002)
  Net proceeds from issuance of stock                       1,203             297,500          2,120,309
  Proceeds from issuance of debentures                       -                   -               139,990
                                                       ----------          ----------         ----------
          Net cash provided by financing activities         1,203             417,200          2,348,297
                                                       ----------          ----------         ----------

NET CHANGE IN CASH                                         14,026              (5,806)             1,126

CASH, BEGINNING OF PERIOD                                      15               6,932               -
                                                      -----------          ----------         ----------

CASH, END OF PERIOD                                  $     14,041       $       1,126       $      1,126
                                                      ===========          ==========         ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Financing of property and equipment
          with capital lease                         $         -        $       -           $     42,540
                                                        ===========        ==========         ==========
     Issuance of stock in exchange for notes
           receivable                                $         667      $                   $    656,251
                                                        ===========        ==========         ==========

     Issuance of stock in exchange for notes payable $         -        $     130,909       $    245,899
                                                        ===========        ==========         ==========

     Stock issued as a reduction of the liability for
          stock to be issued                         $    1,208,096     $     142,388       $  1,350,484
                                                        ===========       ===========         ==========

     Stock issued in lieu of acquisition fee         $       73,950     $        -          $     73,950
                                                        ===========       ===========         ==========

     Stock issued in lieu of pre-paid financing costs$         -        $        -          $    140,250
                                                        ===========       ===========         ==========

    Stock issued in exchange for deferred
        compensation                                 $      309,521     $        -          $    309,521
                                                        ===========       ===========        ===========

    Stock issued in exchange for net assets of
         subsidiary                                  $         -        $     483,658       $    483,658
                                                        ===========       ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                    $         -        $        -          $      6,612
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

Asset Retirement Obligations - In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirements costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long- lived asset. The effective date of SFAS No. 143 is for fiscal years beginning after June 15, 2002. Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

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



C.      DUE TO STOCKHOLDERS

As of December 31, 2001 and September 30, 2002, the Company was indebted to officers and stockholders in the amount of $21,616 and $187,486, respectively.


D.      PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note, and as of January 1, 2002, the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance, including accrued interest and legal fees, was approximately $577,000 and $658,000 as of December 31, 2001 and September 30, 2002, respectively. Accrued interest of approximately $9,000 was included in accounts payable and accrued expenses as of December 31, 2001 and subsequently has been reclassified to promissory notes.

E.      OTHER LIABILITIES

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. On May 17, 2002, the investor filed suit against the Company and the Company's President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $59,000 at September 30, 2002 and is recorded in accrued expenses. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company's balance sheet.

F.      CONVERTIBLE SUBORDINATED DEBENTURES

In   July   2000,  the  Company  issued  convertible   subordinated debentures
totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a
maturity date of one year from  the  date of   advance unless   mutually
extended.  The   debentures   are subordinate  and junior to existing
liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During November
and December   2000,   approximately  $115,000   of   the convertible
subordinated debentures were converted resulting in the issuance of 38,000 shares of restricted common stock and stock to be issued in the amount of $20,000 as of December 31, 2000. The remaining convertible subordinated debentures total $25,000 at September 30, 2001 and September 30, 2002. Interest accrued related to the unconverted subordinated debentures was $2,142 at September 30, 2001 and was $12,530 at September 30, 2002. The Company is in default related to payments of interest and principal at September 30, 2002.

G.      RELATED PARTY TRANSACTIONS

As of December 31, 2001 and September 30, 2002, the Company had amounts payable to various officers and stockholders (see Note C).

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

In October 2001, as partial consideration to a settlement with a CASCommunications, Inc. shareholder, the shareholder received warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $1.13 per share. The warrants were valued under SFAS No. 123 and no expense was recorded at that time. In May 2002, the exercise price was amended to a price of $0.10 per share. As of the modification date, management estimates the amount of any liabilities, which may be associated with the warrants granted as part of the settlement agreement, are immaterial based upon a Black-Scholes analysis of the amended strike price. As of September 30, 2002, none of the warrants have been exercised.

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


I.      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

                                                                                             Cumulative
                      For the three    For the three     For the nine    For the nine       Since inception
                      Months ended     Months ended      Months ended    Months ended     (January 13, 1999)
                      September 30,    September 30,     September 30,   September 30,     to September 30,
                         2001              2002              2001            2002                2002
                      (unaudited)       (unaudited)      (unaudited)     (unaudited)         (unaudited)
                     --------------    --------------    -------------   -------------    ------------------
          Net Loss
         (numerator)   $( 704,536)     $  ( 551,765)     $(2,329,485)   $( 2,104,909)    $(12,672,264)

         Weighted
         Average
         Shares
        (denominator)  36,614,856        86,839,518       36,155,446      64,075,553        38,580,764

         Basic and
         Diluted
         Net Loss per
         Share          $  (0.02)      $     (0.01)      $    (0.06)   $      (0.03)      $     (0.33)


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


K.     OPERATING LOSSES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At September 30, 2002, current liabilities exceed current assets by $2,301,304. The Company is seeking to raise capital and develop cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability achieve its business objectives and the success of its future operations.

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


Overview

>From our inception in January, 1999 through September 30, 2002, operating activities consisted primarily of research and development, product design, and development and testing of CASCommunications Inc. technology. During this period, we have focused, through our subsidiary, on developing technology using our internal resources and other external product development and engineering firms. Since inception, we have incurred operating losses, and as of September 30, 2002, we had an accumulated deficit of approximately $13 million. We and our subsidiaries have no existing products and have not realized any operating revenue nor have we achieved profitability on a quarterly or on an annual basis.

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

Results of Operations

                     Three Months Ended September 30, 2001
               Compared to Three Months Ended September 30, 2002



                                          Three Months     Three Months
                                             Ended           Ended
                                          September 30,    September 30,
                                              2001            2002          Variance        % Change
                                          (unaudited)     (unaudited)     (unaudited)     (unaudited)

REVENUE                                   $      -        $      -        $      -             0%
COST OF REVENUES                                 -               -               -             0%
                                           -----------     -----------     -----------    ------------
 Gross Profit                                    -               -               -             0%

OPERATING EXPENSES
 General and administrative                   433,697         420,346          (13,351)        (3%)
 Research and development                     269,020          98,397         (170,623)       (63%)
                                           -----------     -----------     -----------    -----------
  Total operating expense                     702,717         518,743         (183,974)       (26%)
                                           -----------     -----------     -----------    -----------
 Loss from operations                        (702,717)       (518,743)        (183,974)       (26%)

OTHER INCOME (EXPENSES):
 Interest income                                    6            -                 (6)       (100%)
 Interest expense                                (767)        (33,022)         32,255       4,205%
 Loss on disposal of property & equipment      (1,058)           -             (1,058)       (100%)
                                          ------------     -----------    -----------     -----------
  Total other income (expenses)                (1,819)        (33,022)         31,203       1,715%
                                          ------------     -----------    -----------     ------------

LOSS BEFORE BENEFIT FOR
 INCOME TAXES AND MINORITY
 INTEREST                                     (704,536)       (551,765)      (152,771)        (22%)
                                          ------------     -----------    -----------      ------------

 Benefit for income taxes                        -               -              -               0%
                                          ------------     -----------    -----------     ------------

LOSS BEFORE MINORITY INTEREST                 (704,536)       (551,765)      (152,771)        (22%)

MINORITY INTEREST                                -               -               -              0%
                                         -------------     -----------    -----------     ------------

NET LOSS                                $     (704,536)  $    (551,765)  $   (152,771)        (22%)
                                         =============    ============    ===========     ============

Revenues and Cost of Revenues:


As a holding company of development stage companies, we have not had any revenues to date.

Cost of revenues for the three months ended September 30, 2002 were $0(zero) as well as for the corresponding period in the prior year.


General and Administrative Expenses:

General and administrative expenses were approximately $420,000 for the three months ended September 30, 2002 compared to approximately $434,000 for the same period in the prior year. The net decrease in general and administrative expenses was attributable to the following:

 -An increase in general consulting fees of approximately $45,000 related to the timing and nature of consulting fees in any given period

 -An increase in compensation for our President of $200,000 (he waived virtually all salary in the prior 12 months)

 -A decrease in legal fees of approximately $45,000 due to the timing and nature of legal services required in any given period

 -A decrease ofapproximately $74,000 in loss on acquisition costs related to a terminated acquisition of NCC in August of 2001

 -A decrease of approximatley $138,000 in security fees due to a cessation of security concerns as a result of the settlement of litigation with QAT in October 2001

 -A net decrease in overall general and administrative expenses of approximately $2,000

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

Research and Development Expenses:

Research and development expenses were approximately $98,000 for the three months ended September 30, 2002 compared to approximately $269,000 for the same period in the prior year. The decrease in research and development expenses was due to the temporary succession of research and development in North Electric Company, Inc. as a result of a shortage of working capital during the period. Research and development of the CAS technology continued and was primarily performed by J. Cairns who elected to waive his salary for the third quarter of 2002. We anticipate ongoing research and development expenses as we raise capital and as we work towards the next stage of development of products for both North Electric Company, Inc. and CASCommunications, Inc.

Other Income and Expenses:

Other Income and expenses for the three months ended September 30, 2002 were approximately $33,000 as compared to approximately $2,000 for the same period in the prior year. The increase in other income and expenses is due to an increase in interest expense of approximately $32,000 related to promissory notes issued in the fourth quarter of 2001 and the first quarter of 2002. We anticipate incurring significant interest expenses until we are able to restructure or payoff our current debt through either fundraisings or the introduction of significant revenue streams.


Net Loss:

Net loss for the three months ended September 30, 2002 was approximately $552,000 compared to a loss of approximately $705,000 for same period in the prior year. The net decrease in the net loss was primarily attributable to decreases in general and administrative expenses, decreases in research and development expenses and increases in other income and expenses as noted above.

Compensation paid to officers, employees and consultants:

Compensation expense to officers, employees and consultants was approximately $472,000 for the three months ended September 30, 2002 compared to approximately $598,000 for the same period in the prior year. As of September 30, 2002, we were indebted to officers and shareholders for expenses incurred on our behalf of the Company of approximately $187,000. As of December 31, 2001 and September 30, 2002, no officer or shareholder was indebted to us. During the three months ended September 30, 2002, 8,372,727 shares of common stock were issued to employees and consultants in lieu of compensation owed and with an assigned value of approximately $219,000. Stock options for 1,210,000 shares of common stock were granted to employees or consultants during the second quarter of 2002.

Cash Flows:

Cash used in operating activities for the nine months ended September 30, 2002 was approximately $273,000 as compared to cash provided by operating activities for the nine months ended September 30, 2001 of approximately $30,000. This increase in cash used in operating activities was mainly attributable to payments to vendors to reduce accounts payable and accrued liabilities and accrued wages and salaries during the period.

Cash used in investing activities was approximately $150,000 for the nine months ended September 30, 2002 compared to approximately $17,000 for the same period in 2001. Cash used in investing activities for the nine months ended September 30, 2002 was related to investments in North Electric Company, Inc.

Cash provided by financing activities was approximately $417,000 for the nine months ended September 30, 2002 compared to approximately $1,000 in the same period in the prior year. The increase in cash provided by financing activities was related to the success of management to raise capital to continue operations in 2002.


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

Part II. Other Information

Item 1.   Legal Proceedings

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note, and as of January 1, 2002, the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance, including accrued interest and legal fees, was approximately $577,000 and $658,000 as of December 31, 2001 and September 30, 2002, respectively.

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

On February 13, 2002, the Company entered into a stock sale agreement with an investor whereby the Company agreed to sell 5,000,000 shares of Company stock. The investor advanced the Company $192,500 against the discounted market value of the shares. The projected re-sale proceeds of the stock was below the amount previously advanced and the investor filed a breach of contract suit on May 13, 2002. The investor received a judgment in the amount of $253,859 and applied proceeds from the sale of the stock issued in February 2002 of $111,471 leaving a balance due to the investor of $142,388 as of August 2002.

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

Item 2.  Changes In Securities And Use Of Proceeds

Changes in securities for the three months ended September 30, 2002:

In September 2002, DataMEG increased its authorized number of common shares from 75,000,000 to 120,000,000. This increase was duly authorized through a notice of consent from the sole director.

Common Stock Issuances for the three months ended September 30, 2002:



July 5, 2002            1,500,000 S-8 shares issued to J. Galpern in lieu of
                        cash for general consulting services previously rendered.

July 5, 2002            350,000 S-8 shares issued to S. Sellers in lieu of cash
                        for general consulting services previously rendered.

July 5, 2002            350,000 S-8 shares issued to G. Cella in lieu of cash
                        for general consulting services previously rendered.

July 31, 2002           300,000 S-8 shares issued to G. Seymour in lieu of cash
                        for general consulting services previously rendered.

August 19, 2002         5,000,000 unrestricted shares issued to La Jolla Cove
                        Investors, Inc. to partially satisfy amounts due to them as a result of a previous investment with DataMEG and the subsequent judgement rendered in San Diego County in August 2002.

August 19, 2002         1,000,000 unrestricted shares issued to T. Dean-Dastvan
                        in lieu of cash for professional accounting services previously rendered.

August 19, 2002         3,272,727 unrestricted shares issued to A. Benson, our
                        President as reimbursement for collateralized shares forfeited to North Atlantic Partners, LLC related to a default on a short-term borrowing in January 2002.

August 19, 2002         1,000,000 unrestricted shares issued to J. Dodrill in
                        lieu of cash for professional legal services previously rendered.

August 19, 2002         5,500,000 restricted shares issued to Q.A.T. related to
                        the conversion of 1,000,000 Class A preferred shares and 100,000 Class B preferred shares.

August 21, 2002         10,000,000 restricted shares issued to La Jolla Cove
                        Investors, Inc. related to an August 2002 stock purchase agreement.

September 12, 2002      600,000 restricted shares issued to BJG Holdings in lieu
                        of cash for general consulting services previously rendered.

Common Stock Options Grants for the three months ended September 30, 2002:

July 12, 2002           450,000 common stock options granted to Raj Krishnan in
                        lieu of cash for consulting fees due from North ELectric
                        Company, Inc.

July 12, 2002           200,000 common stock options granted to J. Tanzini in
                        lieu of cash for consulting fees due from North Electric
                        Company, Inc.

August 22, 2002         360,000 common stock options granted to R. Kaiser in
                        lieu of cash for investor relations fees previously rendedered.

August 29, 2002         200,000 common stock options granted to C. Erickson in
                        lieu of cash for wages due from North Electric
                        Company, Inc.

Due to working capital restrictions the Company does not expect to issue cash dividends in the near future.


Item 3.   Defaults Upon Senior Securities

In   July   2000,  the  Company  issued  convertible   subordinated debentures
totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a
maturity date of one year from  the  date of   advance unless   mutually
extended.  The   debentures   are subordinate  and junior to existing
liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During November
and December   2000,   approximately  $115,000   of   the convertible
subordinated debentures were converted resulting in the issuance of 38,000 shares of restricted common stock and stock to be issued in the amount of $20,000 as of December 31, 2000. The remaining convertible subordinated debentures total $25,000 at September 30, 2001 and September 30, 2002. Interest accrued related to the unconverted subordinated debentures was $2,142 at September 30, 2001 and was $12,530 at September 30, 2002. The Company is in default related to payments of interest and principal at September 30, 2002.

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note, and as of January 1, 2002, the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance, including accrued interest and legal fees, was approximately $577,000 and $658,000 as of December 31, 2001 and September 30, 2002, respectively.

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. On May 17, 2002, the investor filed suit against the Company and the Company's President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $59,000 at September 30, 2002 and is recorded in accrued expenses. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company's balance sheet.

Item 4.   Submission Of Matters To A Vote Of Security Holders

There were no submission of matters to a vote of security holders in the three months ended September 30, 2002.


Item 5.   Other Information

There is no other information.

ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K


(a) EXHIBIT

EXHIBIT                         INDEX
----------                      ----------------
31.1    Certification of Chief Executive Officer/Chief Financial
        Officer  pursuant to Rule 13A-14 of the Securities
        Exchange Act of 1934.

32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.01           News Release - Aug. 01, 2002*
99.02           News Release - Aug. 06, 2002*
99.03           News Release - Sep. 27, 2002*

*(Originally Filed With 10QSB Quarterly Report-September 30, 2002 on 11-19-2002)

(b) Reports filed on Form 8-K:

 NO REPORTS ISSUED THIS QUARTER.

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