Form 10KSB
period 2003-12-31
DATAMEG CORP
filed 2004-04-14
CIK 716749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

/x/ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

/ / TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission file Number 0-12943

                                  DATAMEG CORP.
                 (Name of Small Business Issuer in Its Charter)

         New York                                          13-3134389
         --------                                          ----------
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                Identification Number)


P.O. Box 130145, Boston, MA                                         02113
---------------------------                                         -----
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (617)720-1031

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                Name of each exchange on which registered



Securities registered pursuant to Section 12(g) of the Exchange Act:

                             -----------------------
                                (Title of class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X / No /___/

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. / /

     State the issuer's revenues for the most recent fiscal year: $0 (zero)

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $37,391,621 as of February 24, 2003.

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes / /  No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 226,029,772 shares of common stock outstanding as of December 31, 2003 and 224,494,898 shares of common stock outstanding as of March 31, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal years ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):
Yes / /; No /X/

                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS

                                    Overview

We are a development stage technology company focused on developing new technologies, software applications and products primarily for the data and telecommunications industries. We currently have no commercially viable products and have earned no revenues since we commenced our current business.

DataMEG Corp. is a New York corporation and was incorporated in October, 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of our common stock for 100% of the stock of DataMEG Corp., a Virginia corporation that was incorporated in January 1999. We subsequently changed our name to DataMEG Corp.

We have two subsidiaries: CASCommunications, Inc., a Florida corporation, of which the Company owns 40%, and North Electric Company, Inc., a North Carolina corporation, which we wholly own. We, along with our subsidiaries are a development stage enterprise.

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

We operate under the name of DataMEG Corp. and trades under the symbol DTMG on the Over-the-Counter Bulletin Board.

As of April 9, 2004, we had a total of four full-time employees and 13 full-time and 9 part-time independent contractors or consultants. Of these, one full-time employee, eleven full-time contractors and two part-time contractors focus on product engineering and development, one full-time contractor and one part-time contractor focus on sales and marketing and two full-time employees serve in administrative and senior management capacities at our subsidiary North Electric Company, Inc. We also have one part-time contractor who focuses on product engineering and development at Cascommunications, Inc. The balance are comprised of one full-time employee, our president and sole director, one full-time management consultant and five part-time consultants who serve in administrative and senior management capacities for our company as a whole.

We intend to engage in the business of providing products and services that will ensure the integrity and full functionality of communications networks. These types of products and services are typically referred to as network assurance products. We are designing our network assurance products to enable a communications network operator, such as Verizon Communications, Inc., AT&T Corp., Qwest Communications International Inc. or Sprint Corp., to quickly and automatically determine if its network is meeting the quality and service expectations of its customers, while lowering network operating costs.

We expect that our network assurance products and products in development will perform this function for the existing traditional telephone networks, networks that use the same communication technology as the internet and converged networks that use both of these network types. We believe that our products will provide communications networks that deploy advanced technologies with an enhanced ability to detect and locate failures in their networks. The initial market for our products will be in the traditional wire line telephone industry; however, we may design these same products in the future to address the cable television and the wireless telephone industries.

                             Products in Development

Our products and products in development combine software we have developed with third party hardware. Our two most significant products in development are the Network Assurance System and the MPLS Monitor and Test.

     Network Assurance System

Since the end of 2002, our primary development focus has been on the Network Assurance System. We are designing this product to ensure the integrity and full functionality of communications networks and to quickly and automatically determine if the networks are meeting the quality and service expectations of customers. We believe that this product will enable communications network operators and service providers to quickly, efficiently and automatically determine if their networks are meeting their quality and service expectations through active testing and monitoring, automatic detection and location of errors and confirmation that any corrective actions have been successful. We are ready to begin accepting customer orders that can be delivered 30 days after the order is received.

     MPLS Monitor and Test

We are also developing another network assurance product, the MPLS Monitor and Test, which we expect will provide automatic detection and monitoring of all of a network's equipment and the identification and location of system or equipment failures for new communication technologies. We produced a pre-prototype version of MPLS Monitor and Test in 2002. During the fourth quarter of 2002, economic, technology deployment and potential customer buying trends caused us to halt further development of MPLS Monitor and Test, but we expect that once technology deployment and potential customer buying trends change, and assuming that we raise appropriate funding, we will resume development of this product.

                         Description of Primary Industry

Public and private telephone networks are evolving from traditional telephone networks to an internet-based network infrastructure that makes more efficient use of network resources. Various new technologies are enhancing internet-based networks to provide new carrier class services while lowering capital and operating costs. These rapidly changing technological developments, coupled with increased bandwidth availability, have enabled the launch of a new generation of network services, such as internet-based telephony that permits the transfer of voice data over the internet and secure private networks for the exchange of sensitive data. As this transition takes place, service providers and large corporate enterprises are focusing on delivery and receipt of specific high levels of performance.

The next generation of networks, such as internet-based telephony, are introducing new capabilities and opportunities for the sale of new products and services. However, for network operators and service providers, the implementation of new network technologies introduces a new set of operational challenges. Many of these challenges arise from the integration of innovative communications systems technologies with existing operational infrastructure. Service providers and enterprise network operators must verify that the new technologies have been installed and are working properly within the framework of their existing network. This verification process and actions to correct detected errors can be very labor intensive and may negatively affect customers by lowering the level of quality below the service level guaranteed to customers. This market segment is the focus and target of our current and future technologies, which will assist our customers in satisfying their obligations to customers with respect to agreed-upon levels of service quality.

Integrated and automated network monitoring, testing and automatic detection and location of errors are essential to reliable communications on which enterprise customers depend for mission-critical business communications. Our research and development is dedicated towards products and services which will solve the challenging aspects of deploying new technologies into the advanced networks and network services of the future, and monitoring and testing those technologies.

     Competition

We face a broad range of competitive threats. Competition in the current communications industry is very robust, with many companies from many different backgrounds wrestling for their piece of the business.

Investors can best understand our competitive environment by considering several axes that characterize the operational support system and service assurance market:

  - ENTERPRISE VS. CARRIER - Different companies dominate the market for services to enterprise or large business customers and the market for services to the public network operators or carriers. We target the carrier market segment, but focus on new technologies and service types which are typically first implemented and proven in the enterprise arena. Therefore, we anticipate that competitive threats will come both from carrier service assurance companies seeking to expand their established business and from enterprise service assurance companies seeking to take their expertise from the enterprise into the carrier domain.

  - DATACOM VS. TELECOM - Different companies dominate the telecom, or telephone networking sector of the communications networking business, and the datacom, or data/computer networking sector. Our target market is at the convergence of telecom and datacom in the networking world. Therefore, we expect firms specializing in the data/computer networking sector will seek to expand their market by adding telephone communications functionality to their products in the carrier network infrastructure areas. Similarly, we expect telecom infrastructure service assurance companies will try to expand into the data communications areas.

  - TEST EQUIPMENT VS. NETWORK MANAGEMENT SYSTEMS - The market for operational support systems is generally divided between the test equipment vendors, who make specialized equipment designed to test particular functions in a piece of networking equipment, and the network management system vendors, who make systems that provide integrative overviews of the network status. We are developing a system that will enable automation of test equipment deployed around a network. With this system in place, a network operator in a single location will have the ability to assess the network's quality of service and to identify and locate errors. This puts us in the path of potential expansion from both the established test equipment vendors seeking to expand their product line into systems-level products, and the network management system vendors seeking to broaden their integrated control of the network to include the network test functions previously provided by test equipment vendors.

Our current strategy for competing in this complex environment is to:

          - remain focused on the network assurance market;

          - begin on-site product testing at strategic telecommunication service providers; and

          - establish alliances with selected manufacturers and service providers and implement international distribution agreements to help us gain rapid market acceptance on an international scale.

                              Intellectual Property

We do not presently own any patents or patent filings. Our intellectual property is in our software products, which are principally protected by copyright and trade secret law.

                            Research and Development

For the seven months from inception in September, 2001 until the merger of North Electric Company with us in April 2002, North Electric Company's research and development expenses were approximately $632,000. North Electric Company is now a subsidiary through which we conduct most of our business. For the eight months from April 2002 to December 31, 2002, our research and development expenses were approximately $1,192,000. For the year ended December 31, 2003, our research and development expenses were approximately $1,026,000.

                     Business Overview of Cascommunications

We conduct a segment of our business through Cascommunications, Inc., a Florida corporation in which we hold a 40% equity interest. Cascommunications develops devices related to high-speed broadband access. At present, Cascommunications primarily focuses on the development of a product that will accelerate the speed of information over the part of the cable fiber that connects the neighborhood network hub to the home of each end user, a part of the network that is often called the "last mile." Cascommunications' product in development is based on a communications technology called MPTC, which delivers new advantages to the cable operator in comparison with existing last mile high-speed communication technologies.

We anticipate that the implementation of Cascommunications technology, if successful, will provide a cost effective product for significantly expanding data transfer capacity in cable networks.

If appropriate funding becomes available, we expect Cascommunications to make its device available for customer evaluation approximately 4 months after we receive appropriate funding. We anticipate completing the development stage and offering the product for sale after an additional period of approximately 12 months.

The global marketplace for Cascommunications' technology is mature and dominated by some of the largest telecommunications equipment providers in the world. Global technical standards for cable infrastructure products are established and well defined, though adherence is geographically spotty. Improvement of and change to technical standards of cable systems is very slow and deliberate. Competition for equipment development and sales is dominated by a few, very large global telecommunications providers. However, most equipment is produced through outsourced manufacturing contracts overseas. Some small competitors continue to innovate in the marketplace with limited success. Cascommunications' penetration of the market in the face of this entrenched, resourceful, well-funded competition is problematic and Cascommunications' business strategy may not be successful.

For the years ended December 31, 2002 and 2003, research and development expenses related to the development of Cascommunications' technology were approximately $40,000 and $143,000, respectively.

In June 2003, we executed a term sheet under which we would acquire the remaining 60% of the outstanding shares of Cascommunications common stock that we do not already own. Although this term sheet has expired, we are still examining the possibility of acquiring the remaining equity interests in Cascommunications. However, at this time our primary business focus is bringing to market our network assurance products in development through our subsidiary North Electric Company.

ITEM  2.  DESCRIPTION OF PROPERTY

Our wholly owned subsidiary, North Electric Company, sub-leases approximately 2,600 square feet of space at One Springfield Center, 6131 Falls of the Neuse, Raleigh, North Carolina 27609. The term of the sublease is for 20 months beginning April 1, 2003 and expiring November 30, 2004. The monthly rent is $2,383.33. The property is being used to develop North Electric Company's products. Our management believes that our insurance coverage is adequate.

ITEM  3.  LEGAL PROCEEDINGS

On October 29, 2001, we signed a Confessed Judgment Promissory Note with the law firm of Hunton & Williams, due December 31, 2001, acknowledging monies owed Hunton & Williams amounting to $568,382. On January 7, 2002, we received a Notice of Default relating to the Promissory Note. On February 4, 2002, a judgment was entered against us in the amount of $568,382, plus legal fees and accrued interest. As of December 31, 2003 we have recorded a $806,000 liability that includes accrued interest as of that date. We are currently negotiating the terms upon which we will pay to Hunton & Williams the full amount of the judgment.

During 2002, we entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC to purchase shares of our common stock. We discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. We are holding advances in the amount of $35,000 for which stock was not issued. In January 2003, Hickey Hill Partners LLC filed a lawsuit against us and our president in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against us and our president in the amount of $64,352 that will bear interest at the rate of 6% a year. In March 2003, Miami Associates Investors, LLC also filed a lawsuit against us and our president in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 in addition to treble damages, attorneys fees and interest. On April 24, 2003, the court determined that we and our president defaulted. On December 3, 2003, the court ordered a final judgment against us and our president in the amount of $117,807 that will bear interest at the rate of 6%. As of December 31, 2003, we recorded an aggregate liability of $187,295 for these judgments. This liability is recorded in accounts payable and accrued expenses on our balance sheet as of that date.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of our fiscal year.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Over-the-Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol DTMG.OB since September 19, 2000.

The following table sets forth the range of high and low bid prices for the our common stock as reported on the Over-the-Counter Bulletin Board for each quarter since January 2002 for the periods indicated, as reported by the Over-the-Counter Bulletin Board for the each period mentioned below. Such information reflects inter-dealer prices without retail mark-up, mark down or commissions and may not represent actual transactions.

                                                     Low                  High
                                                     --------------------------------------
January 1, 2002 through March 31, 2002               $   0.05             $   0.12
April 1, 2002 through June 20, 2002                  $   0.01             $   0.06
July 1, 2002 through September 30, 2002              $   0.02             $   0.05
October 1, 2002 through December 31, 2002            $   0.02             $   0.05
January 1, 2003 through March 31, 2003               $   0.01             $   0.27
April 1, 2003 through June 30, 2003                  $   0.13             $   0.34
July 1, 2003 through September 30, 2003              $   0.12             $   0.25
October 1, 2003 through December 31, 2003            $   0.14             $   0.23

Dividend Policy

It is our present policy not to pay cash dividends and to retain future earnings for use in the operations of the business and to fund future growth. Any payment of cash dividends in the future will depend on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that the board of directors may think are relevant.

We do not contemplate or anticipate paying any dividends in cash on the common stock in the foreseeable future.

We issued a 10% stock dividend on June 6, 2003 to shareholders of record on January 8, 2003.

Holders of Record of Common Stock

As of March 31, 2004, we had outstanding 224,494,898 shares of our common stock and approximately 350 holders of record.

Equity Compensation Plan Information

In July 2000, we adopted a stock incentive plan for employees. The maximum number of shares that may be awarded under the plan is 3,000,000. Any person deemed eligible by the stock incentive committee of the board of directors may receive shares or options under the plan; option awards may be in the form of an incentive option or a nonqualified stock option. Stock options issued under the plan vest over several years, unless accelerated by the stock incentive committee. Pursuant to the plan, as of March 31, 2004, we granted options to employees and consultants to purchase up to 3,000,000 shares of our common stock, all of which were exercised. The stock incentive plan is now expired.

In addition, we granted options and warrants to employees and consultants to purchase up to 50,395,891 shares of our common stock at prices ranging from $0.012 to $5 per share from inception (January 13, 1999) through March 31, 2004. As of March 31, 2004, options and warrants which would permit the purchase of 10,170,238 shares were exercised and options and warrants for which would permit the purchase of 495,949 shares expired. The remaining options and warrants to purchase up to 40,729,204 shares expire between August 2005 and October 2008.

The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2003:

                                                                                  Number of securities
                                                                                   remaining available
                               Number of Securities to     Weighted-average     for future issuance under
                                          be                  exercise             equity compensation
                               issued upon exercise of   price of outstanding        plans (excluding
                                 outstanding options,         options,           securities reflected in
Plan Category                    warrants and rights      warrants and rights          column (a))
---------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                  --                       --                  --

Equity compensation plans
not approved by security
holders                               45,729,204              $    0.1575                  --

Securities that were not registered under the Securities Act but were issued under equity compensation plans:

                                                                                                   Exercise
                                                                                                   Price
                                                                                                   per Share
Date of                     Number of    Type of        Cash            Non-Cash                   (if
Issuance    Purchaser       Securities   Securities     Consideration   Consideration              applicable)
--------------------------------------------------------------------------------------------------------------
1/6/2003    A Benson         4,000,000   Common Stock   $     160,000   In Lieu of Compensation    $      0.04

6/11/2003   Frank Noser        300,000   Common Stock   $      51,000   In Lieu of Compensation    $      0.17

6/20/2003   Yes Intl         2,500,000   Common Stock   $     265,000   In Lieu of Compensation    $      0.11

7/16/2003   Rich Adams         400,000   Common Stock   $      48,000   In Lieu of Compensation    $      0.12

7/16/2003   Carla Erickson     300,000   Common Stock   $      60,000   In Lieu of Compensation    $      0.20

7/16/2003   Carla Erickson     325,000   Common Stock   $      16,250   Exercise of stock ops in
                                                                        lieu of compensation       $      0.05

7/16/2003   Raj -/Solnet
            Krishnan (1)       450,000   Common Stock   $      22,500   In Lieu of Compensation    $      0.05

7/16/2003   Carl Mottayaw      400,000   Common Stock   $      48,000   In Lieu of Compensation    $      0.12
                            ----------                  -------------
Total                        8,765,000                  $     670,750
                            ==========                  =============

(1)      Resident of India

During the year ended December 31, 2003, we issued 8,675,000 shares of our common stock in exempt transactions. In consideration, we have received $670,750 in services. These issuances were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and the transaction did not involve a distribution or public offering.

Recent Sales of Unregistered Securities:

                                                                                                    Exercise
                                                                                                    Price
                                                                                                    per Share
Date of                     Number of    Type of        Cash            Non-Cash                    (if
Issuance    Purchaser       Securities   Securities     Consideration   Consideration               applicable)
---------------------------------------------------------------------------------------------------------------
1/6/2003    A Benson         4,000,000   Common Stock                   In Lieu of Compensation

1/7/2003    La Jolla Cove    5,000,000   Common Stock   $    50,000.00                              $      0.01

1/14/2003   La Jolla Cove    5,000,000   Common Stock   $    50,000.00                              $      0.01

3/12/2003   A Benson         1,272,727   Common Stock                   To replace forfeited stock

3/12/2003   J Liner            423,077   Common Stock   $     5,500.00                              $    0.0130

5/7/2003    QAT Stock -                                                 Conversion of Preferred
            David Baker        750,000   Common Stock                   Stock

5/20/2003   George Rumfh        28,837   Common Stock                   Conversion of Debenture

5/30/2003   PTR                500,000   Common Stock                   In Lieu of Compensation

6/5/2003    La Jolla Cove
            Investors        5,000,000   Common Stock   $    25,000.00  Exercise of warrants

6/6/2003    10% Stock
            Dividend         3,906,474   Common Stock                   Stock Dividend

6/6/2003    Stock
            Dividend -
            Hester              60,000   Common Stock                   Stock Dividend

6/6/2003    Stock
            Dividend -
            Ference            160,000   Common Stock

6/6/2003    Stock
            Dividend -
            Noser               30,000   Common Stock                   Stock Dividend

6/6/2003    Stock
            Dividend -
            Erickson            30,000   Common Stock                   Stock Dividend

6/6/2003    Stock
            Dividend -
            Adams               40,000   Common Stock                   Stock Dividend

6/6/2003    Stock
            Dividend -
            Mottayaw            40,000   Common Stock                   Stock Dividend

6/11/2003   William
            Brantley         2,083,333   Common Stock   $   197,916.64                              $      0.10

6/11/2003   William
            Brantley         1,266,667   Common Stock   $    38,000.00  Exercise of stock ops       $      0.03

6/11/2003   Tony Dickman       105,000   Common Stock   $     5,250.00  Exercise of stock ops       $      0.05

6/11/2003   Steve Gibson        30,000   Common Stock   $     1,500.00  Exercise of stock ops       $      0.05

6/11/2003   George Gordon      500,000   Common Stock   $    25,000.00  Exercise of stock ops       $      0.05

6/11/2003   Curt McVey          80,000   Common Stock   $     4,000.00  Exercise of stock ops       $      0.05

6/11/2003   Frank Noser        105,000   Common Stock   $     5,250.00  Exercise of stock ops       $      0.05

6/11/2003   Robert Oberosler     4,000   Common Stock   $       200.00  Exercise of stock ops       $      0.05

6/11/2003   Sally Rugerro      180,000   Common Stock   $     9,000.00  Exercise of stock ops       $      0.05

6/11/2003   Pete Tate          150,000   Common Stock   $     7,500.00  Exercise of stock ops       $      0.05

6/11/2003   George Gordon      800,000   Common Stock   $     8,000.00                              $      0.01

6/11/2003   William
            Brantley           548,246   Common Stock   $    52,083.37                              $      0.10

6/11/2003   Frank Noser        300,000   Common Stock                   In Lieu of Compensation

6/20/2003   Yes Intl         2,500,000   Common Stock                   In Lieu of Compensation

7/9/2003    QAT              1,500,000   Common Stock                   Conversion of Pref B

7/9/2003    QAT              1,400,000   Common Stock   $    70,000.00  Option                      $      0.05

7/16/2003   Rich Adams         400,000   Common Stock                   In Lieu of Compensation

7/16/2003   Rich Adams         105,000   Common Stock   $     5,250.00  Exercise of stock ops       $      0.05

7/16/2003   Carla Erickson     300,000   Common Stock                   In Lieu of Compensation     $      0.00

7/16/2003   Carla Erickson     325,000   Common Stock   $    16,250.00  Exercise of stock ops       $      0.05

7/16/2003   Raj -/Solnet
            Krishnan (1)       450,000   Common Stock                   In Lieu of Compensation     $      0.05

7/16/2003   Carl Mottayaw      400,000   Common Stock                   In Lieu of Compensation     $      0.00

7/16/2003   Carl Mottayaw      105,000   Common Stock   $     5,250.00  Exercise of stock ops       $      0.05

7/16/2003   Joseph
            Tanzini            200,000   Common Stock   $    10,000.00  Exercise of stock ops       $      0.05

7/23/2003   LeRoy Bren         750,000   Common Stock   $    85,500.00                              $      0.11

7/23/2003   Lawrence
            Ryback           1,000,000   Common Stock   $    88,000.00                              $      0.09

7/23/2003   William
            Brantley         2,832,880   Common Stock   $   170,000.00                              $      0.06

12/16/2003  Mei Chung
            Tang Lee (2)     8,823,528   Common Stock   $ 1,000,000.00                              $      0.11

12/16/2003  Michael
            Zimmer             100,000   Common Stock   $    17,000.00                              $      0.17

12/16/2003  Donald
            Balling             90,000   Common Stock   $    15,300.00                              $      0.17

12/17/2003  AMT
            Management       2,000,000   Common Stock                   Cost of Capital

12/17/2003  Michael
            Mitsunaga        1,000,000   Common Stock                   Cost of Capital
                            ----------

(1)      Resident of India
(2)      Resident of Taiwan

During the year ended December 31, 2003, we issued approximately 51,676,000 shares of our common stock in exempt transactions. In consideration, we have received approximately $2,117,000 in cash or cash equivalents and services with a fair value of $670,750. These issuances were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and the transaction did not involve a distribution or public offering. We issued stock to Ms. Mei Chung Tang Lee in reliance on Regulation S of the Securities Act of 1933.

Repurchases of common stock

                                                        Maximum
                                    Total Number        Number
                                    Of Shares           Of Shares  that
           Total                    Purchased as Part   May Yet be
           Number      Average      Of Publicly         Purchased Under
           Of Shares   Price Paid   Announced Plans     The Plans or
Period     Purchased   Per Share    Or Programs         Programs
-----------------------------------------------------------------------
Month #1
Oct. 1 -
Oct. 31,
2003            0.00         0.00                0.00              0.00

Month #2
Nov. 1 -
Nov. 30,
2003         260,000   $     0.17                0.00              0.00

Month #3
Dec. 1 -
Dec. 31,
2003         500,000   $     0.06                0.00              0.00

Total        760,000   $     0.10                0.00              0.00

ITEM  6.  PLAN OF OPERATION

We are a technology company focused on developing new technologies, software applications, and products primarily serving the telecommunications sector. We operate through two subsidiaries, North Electric Company and Cascommunications. We own 100% of North Electric Company and 40% of Cascommunications.

The following discussion of our plan of operation for the next twelve months should be read in conjunction with the consolidated financial statements and the attached notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties.

North Electric Company

During the next twelve-month period beginning February 2004, our wholly owned subsidiary North Electric Company, plans to focus on completing development of its lead technology, the network assurance system products and securing customers and partners. If the required funding becomes available, North Electric Company expects to have its network assurance system product ready for customer evaluation and sale during the first half of 2004. We are actively seeking customers to evaluate and purchase North Electric Company's product. We are also actively seeking partners with considerable market presence that would broaden the customer reach for the North Electric Company products, once developed. To accomplish the development of the product and the customer and partner goals of North Electric Company, we estimate that cash flow needed for operations for the next 12 months beginning February 2004 is $2,830,000 broken down by quarter as follows:

$(000)                         Q1         Q2         Q3         Q4       Total
--------------------------------------------------------------------------------
Capital
Expenditures                $     30   $     50   $     50   $     50   $    180
R&D                         $    400   $    550   $    640   $    640   $  2,230
SG&A                        $    100   $    100   $    110   $    110   $    420
                            --------   --------   --------   --------   --------
Total                       $    530   $    700   $    800   $    800   $  2,830

Cascommunications

During the next twelve-month period, Cascommunications plans to continue to focus on its previously defined course of technology and product development, primarily through the development efforts at Quantum Advanced Technologies, as noted above. The majority of Cascommunications' expenditures and resources will continue to center on technology development with a minority allocated to market development. Cash flow needed for operations for the next 12 months is broken down by quarter as follows and includes salaries and expenses related to corporate activity:

$(000)                         Q1         Q2         Q3         Q4       Total
--------------------------------------------------------------------------------
R&D                         $     10   $    220   $    220   $    220   $    670
SG&A                        $     10   $     20   $     20   $     20   $     70
                            --------   --------   --------   --------   --------
Total                       $     20   $    240   $    240   $    240   $    740

Although an investor has committed to make a $1,000,000 investment in us, we have only received $80,000 of the investment as of March 31, 2004. On April 13, 2004 we received a letter from counsel of this investor alleging that we had violated the Securities Act of 1933 and the Securities and Exchange Act of 1934 in connection with the issuance of our securities and the solicitation of investment funds from such investor and the general public. The letter further demanded the rescission of the investor's four stock subscription agreements and the return of the investor's total equity investment in us, an amount equal to $1,080,000. Counsel to the investor has threatened to seek legal remedies with respect to these alleged violations. The Company intends to contest these claims.

Current cash on hand will not be adequate to execute our plan of operation in the long-term. We continue to seek additional financing through the offering and sale of our securities. Given the losses incurred to date and the lack of any revenue generated, we have little or no access to conventional debt markets. Funding to support both short and mid-term requirements for product development and launch will be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from contract advances in the future. We are also in preliminary discussions with another investor group, which, if successful, would provide funding between one million and five million dollars. No amount has been agreed to at this time and terms for the funding have yet to be established.

Management believes that if we secure the projected funding requirements for North Electric Company, we can effectively achieve our stated milestones. Efforts at Cascommunications, even with the requisite funding, are more speculative in nature because Cascommunications has not yet tested a prototype.

If we are unable to complete a financing transaction, we would need to curtail or reduce some of the subsidiaries' intended areas of development and investment.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates have a material impact on our financial statements.

Commitments and Contingencies

Commitments and contingencies are evaluated on an individual basis to determine the impact on current and future liabilities and assets. We make a determination as to whether such a liability or loss is reasonably possible, and we either estimate the amount of possible loss or liability or range of loss or liability. In rare cases, we are not able to determine the amount of such loss or liability or even a range of amounts in a way that would not be misleading. We may be unable to calculate a liability or loss if substantiated information is unavailable or the amount of the loss or liability depends significantly on future events.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including but not limited to, those related to software development costs, goodwill and identifiable intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. An explanation of significant estimates and related judgments made in these areas are noted below. Since December 31, 2003, there have been no significant changes to our critical accounting policies.

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. As a result of the acquisition of substantially all of the assets and certain of the liabilities of North Electric Company in April 2002, the Company recorded approximately $207,000 of goodwill. In accordance with the provisions of SFAS No. 142, we no longer amortize goodwill. However, goodwill must be reviewed at least annually for impairment. We have elected to perform its annual review at the end of each fiscal year. If the carrying value of our goodwill were to exceed the fair value at some time in the future, we would be required to report goodwill impairment charges as an operating expense in our statement of operations. Whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, we must conduct an impairment assessment of its goodwill and identifiable intangible assets. Factors that could trigger an impairment review include:

          - Significant underperformance relative to expected historical or projected future research and development and operating results;

          - Significant changes in the manner of use of the acquired assets or the strategy for the overall business;

          -    Significant negative industry or economic trends; and

          - When it appears that the carrying value of intangibles or goodwill might not be recoverable based on one or more of the above criteria, management will use projected discounted cash flow, independent valuation or other means to measure any impairment.

Software development costs - Statement of Financial Accounting Standard No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. Costs incurred by us between the completion of technological feasibility and general release have been insignificant to date and have been charged to expense in the accompanying consolidated financial statements.

Fair value of financial instruments - The carrying value of cash, notes receivable and notes payable approximate fair value because of the relatively short maturity of these instruments.

Software development costs

Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. As of December 31, 2003, there have been no costs incurred by the Company between the completion of technological feasibility and general release and therefore no such expenses have been capitalized in the accompanying consolidated financial statements.

Fair value of financial instruments

The carrying value of cash, notes receivable, accounts payable and accrued expenses and notes payable approximate fair value because of the relatively short maturity of these instruments.

Stock-based compensation

The Company follows guidance provided in SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the grant date. SFAS No. 123 permits companies to account for stock-based compensation based on provisions prescribed in SFAS No. 123 or based on the authoritative guidance in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company elected in the past to account for its stock based compensation in accordance with APB 25, which uses the intrinsic value method. The Company has accounted for all other issuances of equity instruments in accordance with SFAS No. 123. In January, 2002 the Company adopted the fair value method of SFAS No. 123, for all stock options including those issued to employees. This adoption resulted in a change in accounting principles which was reported using the prospective method as provided in SFAS No. 148.

Income Taxes

Because we are taxed as a C corporation under they Internal Revenue Code, we account for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, start-up costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

Except for the historical information contained herein, this Form 10-K contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. These forward-looking statements may be identified by reference to a future period by use of forward-looking terminology such as "expect", "anticipate", "could", "would", "will", and "may" and other words of similar nature. There are certain important factors and risks that could cause results to differ materially from those anticipated by the statements herein. Such factors and risks include our history of net losses, the ability to generate revenue from operations, our need for additional funding, the development of viable products by our subsidiaries, Cascommunications and North Electric Company and the business conditions and growth in related areas of telecommunications, wireless and digital transmission, and in the economy in general. Other factors include the competitive pressures from the rapid pace of alternative technology advancements, and our ability to gain market acceptance of its products in development. Other risks may be detailed from time to time in our filings with the Securities and Exchange Commission. Neither we nor our subsidiaries undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7.  FINANCIAL STATEMENTS

INDEX

DataMEG Corp. and Subsidiaries
(A Development Stage Enterprise)

Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003


                                    CONTENTS

                                                                       PAGE
                                                                       ----
Auditors' report                                                       F-1

Balance sheets                                                         F-2

Statements of operations                                               F-3

Statements of stockholders' equity (deficit)                         F-4,5,6

Statements of cash flows                                               F-7

Notes to Consolidated Financial Statements                          F-8- F-28

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
DATAMEG CORP. (A DEVELOPMENT STAGE ENTERPRISE),
Boston, MA

We have audited the accompanying consolidated balance sheets of DATAMEG CORP. AND SUBSIDIARIES, (a development stage enterprise), (the "Company") as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DATAMEG CORP. AND SUBSIDIARIES, as of December 31, 2002 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q to the consolidated financial statements, the Company has suffered a significant loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note Q. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fitzgerald, Snyder & Co., P.C.

Fitzgerald, Snyder & Co., P.C.
McLean, Virginia
April 13, 2004

DATAMEG CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,     DECEMBER 31,
                                                                                           2002             2003
                                                                                        -------------    -------------
ASSETS

CURRENT ASSETS:
  Cash                                                                                  $       9,319    $     312,321
                                                                                        -------------    -------------
      Total current assets                                                                      9,319          312,321

PROPERTY AND EQUIPMENT, net                                                                     6,038           29,036

OTHER ASSETS:
  Goodwill                                                                                    206,746          206,746
  Prepaid expenses                                                                                  -           17,267
  Deposits                                                                                          -            6,945
                                                                                        -------------    -------------
      Total other assets                                                                      206,746          230,958
                                                                                        -------------    -------------

                                                                                        $     222,103    $     572,315
                                                                                        =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Capital lease obligation                                                              $       8,302    $       8,302
  Promissory notes                                                                            701,743        1,075,896
  Accounts payable and accrued expenses                                                       902,150          777,500
  Accrued compensation                                                                        538,248          714,902
  Due to stockholders and officers                                                             63,680           44,680
  Convertible subordinated debentures                                                          25,000           20,000
  Liability for stock to be issued                                                            227,960              818
                                                                                        -------------    -------------
      Total current liabilities                                                             2,467,083        2,642,098

      Total liabilities                                                                     2,467,083        2,642,098

COMMITMENTS AND CONTINGENCIES                                                                       -                -

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                  (12,345)         (67,820)

STOCKHOLDERS'  EQUITY (DEFICIT):
  Class A convertible preferred stock, $.01 par value, 8,000,000 shares authorized at December 31, 2002 and December 2003; 2,000,000 shares issued and
    outstanding at December 31, 2002 and 2003                                                  20,000           20,000
  Class B convertible preferred stock, $.15 par value, 2,000,000 shares authorized at December 31, 2002 and 2003; 50,000 shares issued and outstanding at
    December 31, 2002 and 2003                                                                  7,500            7,500
  Common stock, $.01 par value; 175,000,000 shares authorized at
    December 31, 2002 and 340,000,000 authorized at December 31, 2003;
    124,911,990 and 226,029,772 issued and outstanding at December 31, 2002
    and December 31 2003, respectively                                                      1,249,120        2,260,298
  Common stock subscriptions receivable                                                           (56)        (120,056)
  Additional paid-in capital                                                                9,853,560       12,710,444
  Treasury stock                                                                                    -          (75,392)
  Common stock warrants                                                                        25,000                -
  Stock options                                                                               103,906          357,702
  Deferred compensation                                                                       (47,400)         (42,917)
  Accumulated deficit during development stage                                            (13,444,265)     (17,119,542)
                                                                                        -------------    -------------
      Total stockholders' equity (deficit)                                                 (2,232,635)      (2,001,963)
                                                                                        -------------    -------------

                                                                                        $     222,103    $     572,315
                                                                                        =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

DATAMEG CORP. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE           FOR THE             CUMULATIVE
                                                  YEAR ENDED        YEAR ENDED         FROM INCEPTION
                                                 DECEMBER 31,      DECEMBER 31,     (JANUARY 13, 1999 TO
                                                    2002              2003           DECEMBER 31, 2003)
                                                                                         (UNAUDITED)
                                                --------------    --------------    --------------------
REVENUE                                         $            -  $              -    $                  -

COST OF REVENUES                                             -                 -                       -
                                                --------------    --------------    --------------------
  Gross Profit                                               -                 -                       -

OPERATING EXPENSES:
  General and administrative                         1,392,982         2,403,329              13,002,120
  Research and development                           1,232,209         1,178,595               3,685,885
                                                --------------    --------------    --------------------
    Total operating expenses                         2,625,191         3,581,924              16,688,005
                                                --------------    --------------    --------------------

  Loss from operations                              (2,625,191)       (3,581,924)            (16,688,005)

OTHER INCOME (EXPENSES):
  Interest income                                           15                 -                     225
  Interest expense                                    (137,472)         (170,196)               (327,865)
  Loss on acquisition fee                                    -           (50,000)               (123,950)
  Loss on disposal of property and equipment                 -              (401)                 (1,459)
  Loss on impairment of patents                       (127,274)                -                (127,274)
  Loss on litigation                                         -          (105,840)               (105,840)
  Realized gains on sale of securities                       -                 -                   8,530
                                                --------------    --------------    --------------------
    Total other income (expenses)                     (264,731)         (326,437)               (677,633)
                                                --------------    --------------    --------------------

LOSS BEFORE BENEFIT FOR INCOME
  TAXES AND MINORITY INTEREST                       (2,889,922)       (3,908,361)            (17,365,638)

  Benefit for income taxes                                   -                 -                       -
                                                --------------    --------------    --------------------

LOSS BEFORE MINORITY INTEREST                       (2,889,922)       (3,908,361)            (17,365,638)

MINORITY INTEREST                                       13,012           233,084                 246,096
                                                --------------    --------------    --------------------

NET LOSS                                        $   (2,876,910)   $   (3,675,277)   $        (17,119,542)
                                                ==============    ==============    ====================

Net loss per common share
  (basic and diluted)                           $        (0.03)   $        (0.02)   $              (0.22)
                                                ==============    ==============    ====================

Weighted average number of common
  shares outstanding                                85,056,935       196,798,749              77,490,598
                                                ==============    ==============    ====================

The accompanying notes are an integral part of these consolidated financial statements.

                                                                           PREFERRED                                      COMMON
                                                                             STOCK          SERIES A      SERIES B         STOCK
                                                              PRICE PER      SHARES        PREFERRED      PREFERRED       SHARES
                                                                SHARE     OUTSTANDING        STOCK          STOCK       OUTSTANDING
                                                              ----------------------------------------------------------------------
BALANCE, JANUARY 13, 1999                                                           -       $      -       $      -               -

January 13, 1999 - stock issued for services at fair
     value to Benson, Phillips, Cairns                           $ 0.00             -              -              -      27,420,529
January 29, 1999 - stock issued for cash                         $ 0.35             -              -              -         138,546
February 12, 1999 - stock issued for cash                        $ 0.35             -              -              -         190,501
February 17, 1999 - stock issued for cash                        $ 0.35             -              -              -          43,296
March 1, 1999 - stock issued for cash                            $ 0.35             -              -              -         127,000
March 2, 1999 - stock issued for cash                            $ 0.35             -              -              -          28,864
March 17, 1999 - stock issued for cash                           $ 0.35             -              -              -          43,296
March 19, 1999 - stock issued for cash                           $ 0.35             -              -              -          43,296
April 2, 1999 - stock issued for cash                            $ 0.35             -              -              -         101,023
April 9, 1999 - stock issued for cash                            $ 0.35             -              -              -          42,141
April 13, 1999 - stock issued for cash                           $ 0.35             -              -              -          14,432
April 14, 1999 - stock issued for cash                           $ 0.35             -              -              -           9,236
April 15, 1999 - stock issued for cash                           $ 0.35             -              -              -          57,727
April 16, 1999 - stock issued for cash                           $ 0.35             -              -              -          28,864
April 23, 1999 - stock issued for cash                           $ 0.35             -              -              -         187,614
April 26, 1999 - stock issued for services at fair
     value -Driscoll                                             $ 0.35             -              -              -          28,864
May 3, 1999 - stock issued for cash                              $ 0.35             -              -              -         101,023
July 19, 1999 - stock issued for cash                            $ 0.46             -              -              -          75,958
July 26, 1999 - stock issued for cash                            $ 0.46             -              -              -          21,703
July 30, 1999 - stock issued for services at fair
     value - Barr-Haneau                                         $ 0.35             -              -              -          21,648
July 30, 1999 - stock issued for services at fair
     value - Titus                                               $    -             -              -              -          28,864
August 2, 1999 - stock issued for cash                           $ 0.46             -              -              -          21,706
August 4, 1999 - stock issued for cash                           $ 0.46             -              -              -          23,091
August 10, 1999 - stock issued for cash                          $ 0.46             -              -              -          28,864
August 23, 1999 - stock issued for cash                          $ 0.46             -              -              -          52,737
August 24, 1999 - stock issued for cash                          $ 0.46             -              -              -          43,734
September 13, 1999 - stock issued for cash                       $ 0.46             -              -              -          57,727
September 17, 1999 - stock issued for cash                       $ 0.46             -              -              -         237,430
October 15, 1999 - stock issued for cash                         $ 0.46             -              -              -          17,318
October 21, 1999 - stock issued for cash                         $ 0.46             -              -              -          86,808
October 22, 1999 - stock issued for cash                         $ 0.46             -              -              -         111,333
October 25, 1999 - stock issued for cash                         $ 0.46             -              -              -         119,478
October 26, 1999 - stock issued for cash                         $ 0.46             -              -              -          36,080
November 5, 1999 - stock issued for cash                         $ 0.46             -              -              -          43,405
November 5, 1999 - stock issued for cash                        $ 10.00             -              -              -             100
November 9, 1999 - stock issued for cash                        $ 10.05             -              -              -             995
November 18, 1999 - stock issued for cash                       $ 10.05             -              -              -             995
November 23, 1999 - stock issued for cash                       $ 10.06             -              -              -          11,406
December 3, 1999 - stock issued for cash                        $ 10.05             -              -              -           1,194
December 7, 1999 - stock issued for cash                        $ 10.05             -              -              -           2,488
December 16, 1999 - stock issued for cash                       $ 10.05             -              -              -             398
December 17, 1999 - stock issued for cash                       $ 10.05             -              -              -             995
December 31, 1999 - stock issued for cash                       $ 10.05             -              -              -             995
December 31, 1999 - adjust stock issued for cash                    $ -             -              -              -             141
Net loss (comprehensive net loss)                                                   -              -              -               -
                                                                            ----------     ----------     ----------   -------------
BALANCE, DECEMBER 31,  1999                                                         -       $      -       $      -      29,653,843

                                                                                              COMMON                     COMMON
                                                                              ADDITIONAL      STOCK          COMMON   STOCK OPTIONS
                                                                   COMMON      PAID-IN     SUBSCRIPTIONS     STOCK     GRANTED AND
                                                                   STOCK       CAPITAL      RECEIVABLE      WARRANTS  NOT EXERCISED
                                                              ----------------------------------------------------------------------
BALANCE, JANUARY 13, 1999                                     $          -   $          -     $       -    $        -    $        -

January 13, 1999 - stock issued for services at fair
     value to Benson, Phillips, Cairns                             274,205       (179,205)      (31,300)            -             -
January 29, 1999 - stock issued for cash                             1,386         46,614             -             -             -
February 12, 1999 - stock issued for cash                            1,905         64,095             -             -             -
February 17, 1999 - stock issued for cash                              433         14,567             -             -             -
March 1, 1999 - stock issued for cash                                1,270         42,730             -             -             -
March 2, 1999 - stock issued for cash                                  289          9,711             -             -             -
March 17, 1999 - stock issued for cash                                 433         14,567             -             -             -
March 19, 1999 - stock issued for cash                                 433         14,567             -             -             -
April 2, 1999 - stock issued for cash                                1,010         33,990             -             -             -
April 9, 1999 - stock issued for cash                                  421         14,179             -             -             -
April 13, 1999 - stock issued for cash                                 144          4,856             -             -             -
April 14, 1999 - stock issued for cash                                  92          3,158             -             -             -
April 15, 1999 - stock issued for cash                                 577         19,423             -             -             -
April 16, 1999 - stock issued for cash                                 289          9,711             -             -             -
April 23, 1999 - stock issued for cash                               1,876         63,124             -             -             -
April 26, 1999 - stock issued for services at fair
     value -Driscoll                                                   289          9,711             -             -             -
May 3, 1999 - stock issued for cash                                  1,010         33,990             -             -             -
July 19, 1999 - stock issued for cash                                  760         34,240             -             -             -
July 26, 1999 - stock issued for cash                                  217          9,783             -             -             -
July 30, 1999 - stock issued for services at fair
     value - Barr-Haneau                                               216          7,284             -             -             -
July 30, 1999 - stock issued for services at fair
     value - Titus                                                     289           (289)            -             -             -
August 2, 1999 - stock issued for cash                                 217          9,783             -             -             -
August 4, 1999 - stock issued for cash                                 231         10,309             -             -             -
August 10, 1999 - stock issued for cash                                289         13,011             -             -             -
August 23, 1999 - stock issued for cash                                529         23,773             -             -             -
August 24, 1999 - stock issued for cash                                437         19,714             -             -             -
September 13, 1999 - stock issued for cash                             577         26,023             -             -             -
September 17, 1999 - stock issued for cash                           2,374        107,031             -             -             -
October 15, 1999 - stock issued for cash                               173          7,807             -             -             -
October 21, 1999 - stock issued for cash                               868         39,132             -             -             -
October 22, 1999 - stock issued for cash                             1,113         50,187             -             -             -
October 25, 1999 - stock issued for cash                             1,195         53,859             -             -             -
October 26, 1999 - stock issued for cash                               361         16,264             -             -             -
November 5, 1999 - stock issued for cash                               434         19,566             -             -             -
November 5, 1999 - stock issued for cash                                 1            999             -             -             -
November 9, 1999 - stock issued for cash                                10          9,990             -             -             -
November 18, 1999 - stock issued for cash                               10          9,990             -             -             -
November 23, 1999 - stock issued for cash                              114        114,686             -             -             -
December 3, 1999 - stock issued for cash                                12         11,988             -             -             -
December 7, 1999 - stock issued for cash                                25         24,975             -             -             -
December 16, 1999 - stock issued for cash                                4          3,996             -             -             -
December 17, 1999 - stock issued for cash                               10          9,990             -             -             -
December 31, 1999 - stock issued for cash                               10          9,990             -             -             -
December 31, 1999 - adjust stock issued for cash                         -              -             -             -             -
Net loss (comprehensive net loss)                                        -              -             -             -             -
                                                             --------------    -----------     ---------     ---------     ---------
BALANCE, DECEMBER 31,  1999                                   $    296,538   $    863,869     $ (31,300)   $        -    $        -

                                                                                                    DEFICIT ACCUM-
                                                                                     DEFERRED       ULATED DURING
                                                           DEFERRED    TREASURY     Financing       DEVELOPMENT
                                                         Compensation    Stock        Costs            Stage              Total
                                                         ---------------------------------------------------------------------------
BALANCE, JANUARY 13, 1999                                $         -   $        -   $         -     $          -     $            -

January 13, 1999 - stock issued for services at fair
     value to Benson, Phillips, Cairns                             -            -             -                -             63,700
January 29, 1999 - stock issued for cash                           -            -             -                -             48,000
February 12, 1999 - stock issued for cash                          -            -             -                -             66,000
February 17, 1999 - stock issued for cash                          -            -             -                -             15,000
March 1, 1999 - stock issued for cash                              -            -             -                -             44,000
March 2, 1999 - stock issued for cash                              -            -             -                -             10,000
March 17, 1999 - stock issued for cash                             -            -             -                -             15,000
March 19, 1999 - stock issued for cash                             -            -             -                -             15,000
April 2, 1999 - stock issued for cash                              -            -             -                -             35,000
April 9, 1999 - stock issued for cash                              -            -             -                -             14,600
April 13, 1999 - stock issued for cash                             -            -             -                -              5,000
April 14, 1999 - stock issued for cash                             -            -             -                -              3,250
April 15, 1999 - stock issued for cash                             -            -             -                -             20,000
April 16, 1999 - stock issued for cash                             -            -             -                -             10,000
April 23, 1999 - stock issued for cash                             -            -             -                -             65,000
April 26, 1999 - stock issued for services at fair
     value -Driscoll                                               -            -             -                -             10,000
May 3, 1999 - stock issued for cash                                -            -             -                -             35,000
July 19, 1999 - stock issued for cash                              -            -             -                -             35,000
July 26, 1999 - stock issued for cash                              -            -             -                -             10,000
July 30, 1999 - stock issued for services at fair
     value - Barr-Haneau                                           -            -             -                -              7,500
July 30, 1999 - stock issued for services at fair
     value - Titus                                                 -            -             -                -                  -
August 2, 1999 - stock issued for cash                             -            -             -                -             10,000
August 4, 1999 - stock issued for cash                             -            -             -                -             10,540
August 10, 1999 - stock issued for cash                            -            -             -                -             13,300
August 23, 1999 - stock issued for cash                            -            -             -                -             24,302
August 24, 1999 - stock issued for cash                            -            -             -                -             20,151
September 13, 1999 - stock issued for cash                         -            -             -                -             26,600
September 17, 1999 - stock issued for cash                         -            -             -                -            109,405
October 15, 1999 - stock issued for cash                           -            -             -                -              7,980
October 21, 1999 - stock issued for cash                           -            -             -                -             40,000
October 22, 1999 - stock issued for cash                           -            -             -                -             51,300
October 25, 1999 - stock issued for cash                           -            -             -                -             55,054
October 26, 1999 - stock issued for cash                           -            -             -                -             16,625
November 5, 1999 - stock issued for cash                           -            -             -                -             20,000
November 5, 1999 - stock issued for cash                           -            -             -                -              1,000
November 9, 1999 - stock issued for cash                           -            -             -                -             10,000
November 18, 1999 - stock issued for cash                          -            -             -                -             10,000
November 23, 1999 - stock issued for cash                          -            -             -                -            114,800
December 3, 1999 - stock issued for cash                           -            -             -                -             12,000
December 7, 1999 - stock issued for cash                           -            -             -                -             25,000
December 16, 1999 - stock issued for cash                          -            -             -                -              4,000
December 17, 1999 - stock issued for cash                          -            -             -                -             10,000
December 31, 1999 - stock issued for cash                          -            -             -                -             10,000
December 31, 1999 - adjust stock issued for cash                   -            -             -                -                  -
Net loss (comprehensive net loss)                                  -            -             -       (1,046,928)        (1,046,928)
                                                          -----------   ----------    ----------     ------------     --------------
BALANCE, DECEMBER 31,  1999                              $         -   $        -   $         -     $ (1,046,928)    $       82,179

                                                                           PREFERRED                                      COMMON
                                                                             STOCK          SERIES A      SERIES B         STOCK
                                                              PRICE PER      SHARES        PREFERRED      PREFERRED       SHARES
                                                                SHARE     OUTSTANDING        STOCK          STOCK       OUTSTANDING
                                                              ----------------------------------------------------------------------
January 3, 2000 - stock issued for cash                         $ 10.05             -              -              -           1,991
January 14, 2000 - stock issued for cash                         $ 5.02             -              -              -           4,977
Janaury 14, 2000 - stock issued for services at fair
     value - Infocall                                            $ 5.02             -              -              -           3,981
February 9, 2000 - stock issued for cash                        $ 10.05             -              -              -           1,991
February 10, 2000 - stock issued for cash                       $ 10.05             -              -              -           1,493
February 14, 2000 - stock issued for cash                       $ 10.04             -              -              -             498
February 15, 2000 - stock issued for cash                       $ 10.05             -              -              -             995
February 22, 2000 - stock issued for cash                       $ 10.05             -              -              -           5,424
February 25, 2000 - stock issued for cash                       $ 10.05             -              -              -           1,294
February 28, 2000 - stock issued for cash                       $ 10.05             -              -              -           1,692
February 29, 2000 - stock issued for cash                       $ 10.05             -              -              -           1,991
March 2, 2000 - stock issued for cash                           $ 10.05             -              -              -             597
March 7, 2000 - stock issued for cash                           $ 10.05             -              -              -             199
March 8, 2000 - stock issued for cash                           $ 10.05             -              -              -          13,138
March 10, 2000 - stock issued for cash                          $ 10.05             -              -              -             995
March 13, 2000 - stock issued for cash                          $ 10.05             -              -              -             995
March 16, 2000 - stock issued for cash                          $ 10.05             -              -              -             995
March 20, 2000 - stock issued for cash                          $ 10.05             -              -              -           2,389
March 23, 2000 - stock issued for cash                          $ 10.05             -              -              -             199
March 24, 2000 - stock issued for cash                          $ 10.05             -              -              -           3,981
March 29, 2000 - stock issued for cash                          $ 10.05             -              -              -             995
March 30, 2000 - stock issued for cash                          $ 10.05             -              -              -             995
April 19, 2000 - stock issued for cash                          $ 10.05             -              -              -             995
April 27, 2000 - stock issued for cash                          $ 10.05             -              -              -           1,891
May 10,  2000 - stock issued for cash                           $ 10.05             -              -              -             995
May 12, 2000 - stock issued for cash                            $ 10.05             -              -              -          16,920
May 19, 2000 - stock issued for cash                            $ 10.05             -              -              -           2,030
June 19, 2000 - stock issued for cash                           $ 10.05             -              -              -           2,986
June 21, 2000 - stock issued for cash                           $ 10.05             -              -              -           4,180
June 30, 2000 - adjust stock issued for cash                    $ 20.00             -              -              -           1,660
June 30, 2000 - adjust stock issued for cash                    $ 20.00             -              -              -          (4,620)
July 1, 2000 - adjust stock issued for cash (Driscoll)           $ 0.69             -              -              -         (14,500)
July 1, 2000 - adjust stock issued for cash(Wallet)              $ 3.88             -              -              -          (3,093)
August 18, 2000 - share exchange adjustment                         $ -             -              -              -         (14,467)
August 18, 2000 - stock issued as part of merger - Viola Group   $ 0.00             -              -              -       3,300,007
August 18, 2000 - stock options granted and exercised
     for services at fair value - Clever                         $ 2.42             -              -              -          25,000
August 18, 2000 - stock options granted and exercised
     for subscription receivable - Benson                           $ -             -              -              -          93,750
August 18, 2000 - stock options granted and exercised
     for subscription receivable, - Phillips                        $ -             -              -              -          93,750
August 18, 2000 - stock options granted and exercised
     for subscriptions receivable - Cairns                          $ -             -              -              -          32,500
August 22, 2000 - stock options granted at fair value            $ 0.45             -              -              -               -
October 1, 2000 - payment of subscription receviable
     for services at fair value - Clever                                            -              -              -               -
October 1, 2000 - payment of subscription receviable
     for services at fair value - Benson                                            -              -              -               -
October 23, 2000 - stock options granted and exercised
     for services at fair value - Clever                         $ 2.25             -              -              -          25,000
October 30, 2000 - stock options granted and exercised
     for services at fair value - Benson                         $ 2.90             -              -              -          93,750
October 30, 2000 - stock options granted and exercised
     for services at fair value - Phillips                       $ 4.60             -              -              -          93,750
October 30, 2000 - stock options granted and exercised
     for services at fair value - Cairns                         $ 2.92             -              -              -          32,500
November 14, 2000 - stock issued services at fair
     value - Infocall                                            $ 1.91             -              -              -         990,000
November 28, 2000 - stock issued for services at fair
     value - Net Connection Corp                                 $ 2.71             -              -              -         340,000
November 28, 2000 - stock issued for services at fair
     value - Clever                                              $ 2.25             -              -              -          25,000
November 28, 2000 - stock issued for services at fair
     value - Dodrill                                             $ 2.56             -              -              -          40,000
November 28, 2000 - stock issued for services at fair
     value - Richfield                                           $ 2.56             -              -              -          20,000
November 28, 2000 - share exchange adjustment
     (Benson, Phillips, Cairns, miscellaneous)                      $ -             -              -              -         117,180
December 20, 2000 - stock options granted at fair value          $ 0.82             -              -              -
December 21, 2000 - conversion of debentures                     $ 2.50             -              -              -          38,000
December 21, 2000 - stock options granted, exercised and
     issued (3rd Round Investors)                                $ 0.09             -              -              -         174,590
December 21, 2000 - stock options granted at fair value                             -              -              -               -
December 31, 2000 - stock options granted at fair value                             -              -              -               -
Net loss (comprehensive net loss)                                                   -              -              -               -
                                                                            ----------     ----------     ----------   -------------
BALANCE, DECEMBER 31,  2000                                                         -       $      -       $      -      35,235,402

                                                                                              COMMON                     COMMON
                                                                              ADDITIONAL      STOCK          COMMON   STOCK OPTIONS
                                                                   COMMON      PAID-IN     SUBSCRIPTIONS     STOCK     GRANTED AND
                                                                   STOCK       CAPITAL      RECEIVABLE      WARRANTS  NOT EXERCISED
                                                              ----------------------------------------------------------------------
January 3, 2000 - stock issued for cash                                 20         19,980             -             -             -
January 14, 2000 - stock issued for cash                                50         24,950             -             -             -
Janaury 14, 2000 - stock issued for services
     at fair value - Infocall                                           40         19,960             -             -             -
February 9, 2000 - stock issued for cash                                20         19,980             -             -             -
February 10, 2000 - stock issued for cash                               15         14,985             -             -             -
February 14, 2000 - stock issued for cash                                5          4,995             -             -             -
February 15, 2000 - stock issued for cash                               10          9,990             -             -             -
February 22, 2000 - stock issued for cash                               54         54,446             -             -             -
February 25, 2000 - stock issued for cash                               13         12,987             -             -             -
February 28, 2000 - stock issued for cash                               17         16,983             -             -             -
February 29, 2000 - stock issued for cash                               20         19,980             -             -             -
March 2, 2000 - stock issued for cash                                    6          5,994             -             -             -
March 7, 2000 - stock issued for cash                                    2          1,998             -             -             -
March 8, 2000 - stock issued for cash                                  131        131,869             -             -             -
March 10, 2000 - stock issued for cash                                  10          9,990             -             -             -
March 13, 2000 - stock issued for cash                                  10          9,990             -             -             -
March 16, 2000 - stock issued for cash                                  10          9,990             -             -             -
March 20, 2000 - stock issued for cash                                  24         23,976             -             -             -
March 23, 2000 - stock issued for cash                                   2          1,998             -             -             -
March 24, 2000 - stock issued for cash                                  40         39,960             -             -             -
March 29, 2000 - stock issued for cash                                  10          9,990             -             -             -
March 30, 2000 - stock issued for cash                                  10          9,990             -             -             -
April 19, 2000 - stock issued for cash                                  10          9,990             -             -             -
April 27, 2000 - stock issued for cash                                  19         18,981             -             -             -
May 10,  2000 - stock issued for cash                                   10          9,990             -             -             -
May 12, 2000 - stock issued for cash                                   169        169,831             -             -             -
May 19, 2000 - stock issued for cash                                    20         20,380             -             -             -
June 19, 2000 - stock issued for cash                                   30         29,972             -             -             -
June 21, 2000 - stock issued for cash                                   42         41,958             -             -             -
June 30, 2000 - adjust stock issued for cash                            17         33,183             -             -             -
June 30, 2000 - adjust stock issued for cash                           (31)       (92,370)            -             -             -
July 1, 2000 - adjust stock issued for cash (Driscoll)                   -        (10,000)            -             -             -
July 1, 2000 - adjust stock issued for cash(Wallet)                      -        (12,000)            -             -             -
August 18, 2000 - share exchange adjustment                           (350)           350             -             -             -
August 18, 2000 - stock issued as
     part of merger - Viola Group                                   33,000        (28,900)            -             -             -
August 18, 2000 - stock options granted and exercised
     for services at fair value - Clever                               250         60,500          (250)            -             -
August 18, 2000 - stock options granted and exercised
     for subscription receivable - Benson                              937        308,438      (309,375)            -             -
August 18, 2000 - stock options granted and exercised
     for subscription receivable, - Phillips                           937        308,438      (309,375)            -             -
August 18, 2000 - stock options granted and exercised
     for subscriptions receivable - Cairns                             325        106,925      (107,250)            -             -
August 22, 2000 - stock options granted at fair value                    -              -             -             -         8,948
October 1, 2000 - payment of subscription receviable
     for services at fair value - Clever                                 -              -           250             -             -
October 1, 2000 - payment of subscription receviable
     for services at fair value - Benson                                 -              -        31,300             -             -
October 23, 2000 - stock options granted and exercised
     for services at fair value - Clever                               250         56,000             -             -             -
October 30, 2000 - stock options granted and exercised
     for services at fair value - Benson                               938        308,436        -37638             -             -
October 30, 2000 - stock options granted and exercised
     for services at fair value - Phillips                             937        308,438       121,885             -             -
October 30, 2000 - stock options granted and exercised
     for services at fair value - Cairns                               325        106,925       (12,243)            -             -
November 14, 2000 - stock issued services at fair
     value - Infocall                                                9,900      1,883,475             -             -             -
November 28, 2000 - stock issued for services at fair
     value - Net Connection Corp                                     3,400        917,643             -             -             -
November 28, 2000 - stock issued for services at fair
     value - Clever                                                    250         56,000             -             -             -
November 28, 2000 - stock issued for services at fair
     value - Dodrill                                                   400        102,080             -             -
November 28, 2000 - stock issued for services at fair
     value - Richfield                                                 200         51,040             -             -
November 28, 2000 - share exchange adjustment
     (Benson, Phillips, Cairns, miscellaneous)                       1,186         (1,186)            -             -
December 20, 2000 - stock options granted at fair value                                               -             -       141,412
December 21, 2000 - conversion of debentures                           380         94,610             -             -             -
December 21, 2000 - stock options granted, exercised and
     issued (3rd Round Investors)                                    1,746         15,713        (2,255)            -             -
December 21, 2000 - stock options granted at fair value                  -              -             -             -           760
December 31, 2000 - stock options granted at fair value                  -              -             -             -         1,221
Net loss (comprehensive net loss)                                        -              -             -             -             -
                                                             --------------    -----------     ---------     ---------     ---------
BALANCE, DECEMBER 31,  2000                                   $    352,354   $  6,213,690     $(656,251)   $        -    $  152,341

                                                                                                    DEFICIT ACCUM-
                                                                                     DEFERRED       ULATED DURING
                                                           DEFERRED    TREASURY     Financing       DEVELOPMENT
                                                         Compensation    Stock        Costs            Stage              Total
                                                         ---------------------------------------------------------------------------
January 3, 2000 - stock issued for cash                            -            -             -                -             20,000
January 14, 2000 - stock issued for cash                           -            -             -                -             25,000
Janaury 14, 2000 - stock issued for services at fair
     value - Infocall                                              -            -             -                -             20,000
February 9, 2000 - stock issued for cash                           -            -             -                -             20,000
February 10, 2000 - stock issued for cash                          -            -             -                -             15,000
February 14, 2000 - stock issued for cash                          -            -             -                -              5,000
February 15, 2000 - stock issued for cash                          -            -             -                -             10,000
February 22, 2000 - stock issued for cash                          -            -             -                -             54,500
February 25, 2000 - stock issued for cash                          -            -             -                -             13,000
February 28, 2000 - stock issued for cash                          -            -             -                -             17,000
February 29, 2000 - stock issued for cash                          -            -             -                -             20,000
March 2, 2000 - stock issued for cash                              -            -             -                -              6,000
March 7, 2000 - stock issued for cash                              -            -             -                -              2,000
March 8, 2000 - stock issued for cash                              -            -             -                -            132,000
March 10, 2000 - stock issued for cash                             -            -             -                -             10,000
March 13, 2000 - stock issued for cash                             -            -             -                -             10,000
March 16, 2000 - stock issued for cash                             -            -             -                -             10,000
March 20, 2000 - stock issued for cash                             -            -             -                -             24,000
March 23, 2000 - stock issued for cash                             -            -             -                -              2,000
March 24, 2000 - stock issued for cash                             -            -             -                -             40,000
March 29, 2000 - stock issued for cash                             -            -             -                -             10,000
March 30, 2000 - stock issued for cash                             -            -             -                -             10,000
April 19, 2000 - stock issued for cash                             -            -             -                -             10,000
April 27, 2000 - stock issued for cash                             -            -             -                -             19,000
May 10,  2000 - stock issued for cash                              -            -             -                -             10,000
May 12, 2000 - stock issued for cash                               -            -             -                -            170,000
May 19, 2000 - stock issued for cash                               -            -             -                -             20,400
June 19, 2000 - stock issued for cash                              -            -             -                -             30,002
June 21, 2000 - stock issued for cash                              -            -             -                -             42,000
June 30, 2000 - adjust stock issued for cash                       -            -             -                -             33,200
June 30, 2000 - adjust stock issued for cash                       -            -             -                -            (92,401)
July 1, 2000 - adjust stock issued for cash (Driscoll)             -            -             -                -            (10,000)
July 1, 2000 - adjust stock issued for cash(Wallet)                -            -             -                -            (12,000)
August 18, 2000 - share exchange adjustment                        -            -             -                -                  -
August 18, 2000 - stock issued as part of
     merger - Viola Group                                          -            -             -                -              4,100
August 18, 2000 - stock options granted and exercised
     for services at fair value - Clever                           -            -             -                -             60,500
August 18, 2000 - stock options granted and exercised
     for subscription receivable - Benson                          -            -             -                -                  -
August 18, 2000 - stock options granted and exercised
     for subscription receivable, - Phillips                       -            -             -                -                  -
August 18, 2000 - stock options granted and exercised
     for subscriptions receivable - Cairns                         -            -             -                -                  -
August 22, 2000 - stock options granted at fair value              -            -             -                -           8,948.00
October 1, 2000 - payment of subscription receviable
     for services at fair value - Clever                           -            -             -                -             250.00
October 1, 2000 - payment of subscription receviable
     for services at fair value - Benson                           -            -             -                -          31,300.00
October 23, 2000 - stock options granted and exercised
     for services at fair value - Clever                           -            -             -                -          56,250.00
October 30, 2000 - stock options granted and exercised
     for services at fair value - Benson                           -            -             -                -         271,736.00
October 30, 2000 - stock options granted and exercised
     for services at fair value - Phillips                         -            -             -                -         431,260.00
October 30, 2000 - stock options granted and exercised
     for services at fair value - Cairns                           -            -             -                -          95,007.00
November 14, 2000 - stock issued services at fair
     value - Infocall                                              -            -             -                -       1,893,375.00
November 28, 2000 - stock issued for services at fair
     value - Net Connection Corp                                   -            -             -                -         921,043.00
November 28, 2000 - stock issued for services at fair
     value - Clever                                                -            -             -                -          56,250.00
November 28, 2000 - stock issued for services at fair
     value - Dodrill                                               -            -             -                -         102,480.00
November 28, 2000 - stock issued for services at fair
     value - Richfield                                             -            -             -                -          51,240.00
November 28, 2000 - share exchange adjustment
     (Benson, Phillips, Cairns, miscellaneous)                     -            -             -                -                  -
December 20, 2000 - stock options granted
     at fair value                                                 -            -             -                -         141,412.00
December 21, 2000 - conversion of debentures                       -            -             -                -          94,990.00
December 21, 2000 - stock options granted, exercised
     and issued (3rd Round Investors)                              -            -             -                -          15,204.00
December 21, 2000 - stock options granted
     at fair value                                                 -            -             -                -             760.00
December 31, 2000 - stock options granted
     at fair value                                                 -            -                                          1,221.00
Net loss (comprehensive net loss)                                  -            -             -       (6,783,550)     (6,783,550.00)
                                                          -----------   ----------    ----------     ------------     --------------
BALANCE, DECEMBER 31,  2000                              $         -   $        -   $         -     $ (7,830,478)    $   (1,768,344)

                                                                           PREFERRED                                      COMMON
                                                                             STOCK          SERIES A      SERIES B         STOCK
                                                              PRICE PER      SHARES        PREFERRED      PREFERRED       SHARES
                                                                SHARE     OUTSTANDING        STOCK          STOCK       OUTSTANDING
                                                              ----------------------------------------------------------------------
January 2, 2001 - stock issued for services at fair
     value - Net Connection Corp.                                $ 2.84             -              -              -         340,000
January 29, 2001 - stock issued for services at fair
     value - Richfield                                           $ 3.00             -              -              -           30000
January 29, 2001 - stock issued for services at fair
     value - Kolb                                                $ 1.56             -              -              -         200,000
January 29, 2001 - stock issued for services at fair
     value - Silvasy                                             $ 2.56             -              -              -           5,000
January 29, 2001 - stock issued for services at fair
     value - Young                                               $ 2.56             -              -              -           2,500
January 29, 2001 - stock issued for services at fair
     value - Adams                                               $ 2.56             -              -              -           5,000
January 29, 2001 - stock issued for services at fair
     value - Transmedia                                          $ 2.92             -              -              -           9,000
January 29, 2001 - stock options exercised and issued
     for cash - 3rd round investors                              $ 0.10             -              -              -          27,993
January 29, 2001 - stock issued for cash                         $ 3.00             -              -              -          30,800
January 29, 2001 - conversion of debentures                      $ 2.50             -              -              -           8,000
March 29, 2001 - stock options exercised and issued
     for cash - 3rd round investors                              $ 0.16             -              -              -          34,615
March 31, 2001 - payment of subscription receivable for
     services at fair value - Benson                                                -              -              -               -
March 31, 2001 - payment of subscription receivable for
     services at fair value - Phillips                                              -              -              -               -
March 31, 2001 - payment of subscription receivable for
     services at fair value - Cairns                                                -              -              -               -
March 31, 2001 - adjust stock issued for cash                       $ -             -              -              -             (12)
April 4, 2001 - stock issued for services at fair
     value - Kolb                                                $ 2.16             -              -              -          50,000
April 4, 2001 - stock issued for services at fair
     value - Annis                                               $ 1.10             -              -              -           5,000
May 4, 2001 - stock issued for services at fair
     value - Dove                                                $ 1.54             -              -              -          30,000
May 21, 2001 - stock issued for services at fair
     value - Dove                                                $ 0.83             -              -              -          30,000
May 21, 2001 - stock issued for services at fair
     value  - Cairns                                             $ 1.22             -              -              -          32,500
June 5, 2001 - stock issued for services at fair
     value - Young                                               $ 0.83             -              -              -           5,000
June 5, 2001 - stock issued for services at fair
     value - Silvasy                                             $ 1.10             -              -              -           5,000
June 12, 2001 - stock issued for services at fair
     value - Kolb                                                $ 4.11             -              -              -          60,000
June 12, 2001 - stock issued for services at fair
     value - Dean-Dastvan                                        $ 0.60             -              -              -          20,000
June 12, 2001 - adjust merger shares                                                -              -              -           2,508
June 25, 2001 - stock issued for services at fair
     value - Dove                                                $ 0.86             -              -              -          30,000
July 5, 2001 - stock issued for services at fair
     value - Young                                               $ 1.05             -              -              -          20,000
July 5, 2001 - stock issued for services at fair
     value - Silvasy                                             $ 1.17             -              -              -          30,000
July 5, 2001 - stock issued for services at fair
     value - McGrath                                             $ 0.69             -              -              -          10,000
July 12, 2001 - stock issued for services at fair
     value - Dean-Dastvan                                        $ 0.81             -              -              -          20,000
July 12, 2001 - stock issued for services at fair
     value - Annis                                               $ 2.54             -              -              -          10,000
July 25, 2001 - stock issued for services at fair
     value - Dove                                                $ 0.92             -              -              -          30,000
July 25, 2001 - stock issued for services at fair
     value - Kolb                                                $ 1.31             -              -              -         100,000
August 13, 2001 - stock issued for services at fair
     value - Dodrill                                             $ 0.66             -              -              -          10,515
August 13, 2001 - stock issued for services at fair
     value - Silvasy                                             $ 0.28             -              -              -          10,000
August 13, 2001 - stock issued for services at fair
     value - Young                                               $ 0.36             -              -              -          10,000
August 13, 2001 - stock issued for services at fair
     value - McGrath                                             $ 0.29             -              -              -          15,000
August 20, 2001 - stock issued for services at fair
     value - Net Connection Corp.                                $ 0.49             -              -              -         150,000
August 23, 2001 - stock issued for services at fair
     value - Dodrill                                             $ 0.49             -              -              -          40,000
August 23, 2001 - stock issued for services at fair
     value - Hester                                              $ 0.38             -              -              -          40,000
August 23, 2001 - stock issued for services at fair
     value - DeVal                                               $ 0.39             -              -              -          40,000
August 23, 2001 - stock issued for services at fair
     value - Noser                                               $ 0.39             -              -              -          40,000
August 23, 2001 - stock issued for services at fair
     value - Aro                                                 $ 0.39             -              -              -          40,000
August 23, 2001 - stock issued for services at fair
     value - Holzworth                                           $ 0.40             -              -              -          40,000
August 23, 2001 - stock issued for services at fair
     value - Silvasy                                             $ 0.33             -              -              -           5,000
August 23, 2001 - stock issued for services at fair
     value - Young                                               $ 0.35             -              -              -           5,000
August 23, 2001 - stock issued for services at fair
     value - McGrath                                             $ 0.32             -              -              -          10,000
October 1, 2001 - stock issued for services at fair
     value - DeVal                                               $ 0.16             -              -              -          30,000
October 1, 2001 - stock issued for services at fair
     value - Holzworth                                           $ 0.25             -              -              -          30,000
October 1, 2001 - stock issued for services at fair
     value - Hester                                              $ 0.37             -              -              -          30,000
October 1, 2001 - stock issued for services at fair
     value - Noser                                               $ 0.27             -              -              -          30,000
October 1, 2001 - stock issued for services at fair
     value - Silvasy                                             $ 0.28             -              -              -           5,000
October 1, 2001 - stock issued for services at fair
     value - Young                                               $ 0.30             -              -              -           5,000
October 1, 2001 - stock issued for services at fair
     value - Dean-Dastvan                                        $ 0.13             -              -              -          30,000
October 1, 2001 - stock issued for services at fair
     value - Dodrill                                             $ 0.26             -              -              -          40,000
October 1, 2001 - stock issued for services at fair
     value - Kolb                                                $ 0.40             -              -              -          30,000
October 1, 2001 - stock options granted at fair value            $ 0.07             -              -              -               -
October 15, 2001 - stock issued for services at fair
     value - Hester                                              $ 0.26             -              -              -         250,000
October 15, 2001 - stock issued for services at fair
     value - Dean-Dastvan                                        $ 0.13             -              -              -          30,000
October 15, 2001 - stock issued for services at fair
     value - DeVal                                               $ 0.09             -              -              -          27,000
October 15, 2001 - stock issued for services at fair
     value - Noser                                               $ 0.16             -              -              -          27,000
October 15, 2001 - stock issued for services at fair
     value - Holzworth                                           $ 0.15             -              -              -          27,000
October 15, 2001 - stock issued for services at fair
     value - Dodrill                                             $ 0.34             -              -              -          50,000
November 5, 2001 - stock issued for services at fair
     value - Dove                                                $ 0.12             -              -              -          55,000
November 5, 2001 - stock issued for services at fair
     value - Adams                                               $ 0.25             -              -              -          12,000
November 5, 2001 - stock issued for services at fair
     value - Calver                                              $ 0.25             -              -              -           8,000
November 7, 2001 - stock issued for services at fair
     value - Hester                                              $ 0.16             -              -              -         250,000
November 7, 2001 - stock issued for services at fair
     value - Kolb                                                $ 0.14             -              -              -          30,000
December 6, 2001 - stock issued for services at fair
     value - Dodrill, Hester, Kolb, Dove)                        $ 0.12             -              -              -         200,000
December 6, 2001 - stock issued for services at fair
     value - Hester                                              $ 0.12             -              -              -         500,000
December 6, 2001 - stock issued for services at fair
     value - Kolb                                                $ 0.09             -              -              -          40,000
December 6, 2001 - stock issued for services at fair
     value - Dove                                                $ 0.16             -              -              -          30,000
December 21, 2001 - stock issued for deferred financing
     at fair value                                                  $ -             -              -              -       1,500,000
December 21, 2001 - stock issued for services at fair
     value - Hester                                              $ 0.11             -              -              -         500,000
December 31, 2001 - stock options expired (Rivero,
     Jacobs, Royal, Shewmaker)                                                      -              -              -               -
Net loss (comprehensive net loss)                                                   -              -              -               -
                                                                            ----------     ----------     ----------   -------------
BALANCE, DECEMBER 31, 2001                                                          -       $      -       $      -    $ 40,639,821

                                                                                              COMMON                     COMMON
                                                                              ADDITIONAL      STOCK          COMMON   STOCK OPTIONS
                                                                   COMMON      PAID-IN     SUBSCRIPTIONS     STOCK     GRANTED AND
                                                                   STOCK       CAPITAL      RECEIVABLE      WARRANTS  NOT EXERCISED
                                                              ----------------------------------------------------------------------
January 2, 2001 - stock issued for services at fair
     value - Net Connection Corp.                                    3,400        963,016             -             -             -
January 29, 2001 - stock issued for services at fair
     value - Richfield                                                 300          89700             -             -             -
January 29, 2001 - stock issued for services at fair
     value - Kolb                                                    2,000        563,164             -             -             -
January 29, 2001 - stock issued for services at fair
     value - Silvasy                                                    50         12,760             -             -             -
January 29, 2001 - stock issued for services at fair
     value - Young                                                      25          6,380             -             -             -
January 29, 2001 - stock issued for services at fair
     value - Adams                                                      50         12,760             -             -             -
January 29, 2001 - stock issued for services at fair
     value - Transmedia                                                 90         26,203             -             -             -
January 29, 2001 - stock options exercised and issued
     for cash - 3rd round investors                                    280          2,520             -             -             -
January 29, 2001 - stock issued for cash                               308         92,092             -             -             -
January 29, 2001 - conversion of debentures                             80         19,920             -             -             -
March 29, 2001 - stock options exercised and issued
     for cash - 3rd round investors                                    346          3,115         2,198             -             -
March 31, 2001 - payment of subscription receivable for
     services at fair value - Benson                                     -              -       347,014             -             -
March 31, 2001 - payment of subscription receivable for
     services at fair value - Phillips                                   -              -       119,493             -             -
March 31, 2001 - payment of subscription receivable for
     services at fair value - Cairns                                     -              -       187,490             -             -
March 31, 2001 - adjust stock issued for cash                            -              -             -             -             -
April 4, 2001 - stock issued for services at fair
     value - Kolb                                                      500        107,618             -             -             -
April 4, 2001 - stock issued for services at fair
     value - Annis                                                      50          5,458             -             -             -
May 4, 2001 - stock issued for services at fair
     value - Dove                                                      300         45,774             -             -             -
May 21, 2001 - stock issued for services at fair
     value - Dove                                                      300         24,618             -             -             -
May 21, 2001 - stock issued for services at fair
     value  - Cairns                                                   325         39,456             -             -             -
June 5, 2001 - stock issued for services at fair
     value - Young                                                      50          4,110             -             -             -
June 5, 2001 - stock issued for services at fair
     value - Silvasy                                                    50          5,460             -             -             -
June 12, 2001 - stock issued for services at fair
     value - Kolb                                                      600         41,328             -             -             -
June 12, 2001 - stock issued for services at fair
     value - Dean-Dastvan                                              200         11,889             -             -             -
June 12, 2001 - adjust merger shares                                    25            (25)            -             -             -
June 25, 2001 - stock issued for services at fair
     value - Dove                                                      300         32,162             -             -             -
July 5, 2001 - stock issued for services at fair
     value - Young                                                     200         20,899             -             -             -
July 5, 2001 - stock issued for services at fair
     value - Silvasy                                                   300         34,901             -             -             -
July 5, 2001 - stock issued for services at fair
     value - McGrath                                                   100          6,780             -             -             -
July 12, 2001 - stock issued for services at fair
     value - Dean-Dastvan                                              200         16,032             -             -             -
July 12, 2001 - stock issued for services at fair
     value - Annis                                                     100         25,267             -             -             -
July 25, 2001 - stock issued for services at fair
     value - Dove                                                      300         20,569             -             -             -
July 25, 2001 - stock issued for services at fair
     value - Kolb                                                    1,000         80,635             -             -             -
August 13, 2001 - stock issued for services at fair
     value - Dodrill                                                   105          6,866             -             -             -
August 13, 2001 - stock issued for services at fair
     value - Silvasy                                                   100          2,660             -             -             -
August 13, 2001 - stock issued for services at fair
     value - Young                                                     100          3,480             -             -             -
August 13, 2001 - stock issued for services at fair
     value - McGrath                                                   150          4,165             -             -             -
August 20, 2001 - stock issued for services at fair
     value - Net Connection Corp.                                    1,500         72,450             -             -             -
August 23, 2001 - stock issued for services at fair
     value - Dodrill                                                   400         19,280             -             -             -
August 23, 2001 - stock issued for services at fair
     value - Hester                                                    400         14,760             -             -             -
August 23, 2001 - stock issued for services at fair
     value - DeVal                                                     400         15,355             -             -             -
August 23, 2001 - stock issued for services at fair
     value - Noser                                                     400         15,371             -             -             -
August 23, 2001 - stock issued for services at fair
     value - Aro                                                       400         15,374             -             -             -
August 23, 2001 - stock issued for services at fair
     value - Holzworth                                                 400         15,412             -             -             -
August 23, 2001 - stock issued for services at fair
     value - Silvasy                                                    50          1,585             -             -             -
August 23, 2001 - stock issued for services at fair
     value - Young                                                      50          1,690             -             -             -
August 23, 2001 - stock issued for services at fair
     value - McGrath                                                   100          3,060             -             -             -
October 1, 2001 - stock issued for services at fair
     value - DeVal                                                     300          4,633             -             -             -
October 1, 2001 - stock issued for services at fair
     value - Holzworth                                                 300          7,245             -             -             -
October 1, 2001 - stock issued for services at fair
     value - Hester                                                    300         10,771             -             -             -
October 1, 2001 - stock issued for services at fair
     value - Noser                                                     300          7,937             -             -             -
October 1, 2001 - stock issued for services at fair
     value - Silvasy                                                    50          1,330             -             -             -
October 1, 2001 - stock issued for services at fair
     value - Young                                                      50          1,440             -             -             -
October 1, 2001 - stock issued for services at fair
     value - Dean-Dastvan                                              300          3,480             -             -             -
October 1, 2001 - stock issued for services at fair
     value - Dodrill                                                   400         10,160             -             -             -
October 1, 2001 - stock issued for services at fair
     value - Kolb                                                      300         11,576             -             -             -
October 1, 2001 - stock options granted at fair value                    -              -             -             -        19,530
October 15, 2001 - stock issued for services at fair
     value - Hester                                                  2,500         62,007             -             -             -
October 15, 2001 - stock issued for services at fair
     value - Dean-Dastvan                                              300          3,480             -             -             -
October 15, 2001 - stock issued for services at fair
     value - DeVal                                                     270          2,106             -             -             -
October 15, 2001 - stock issued for services at fair
     value - Noser                                                     270          4,004             -             -             -
October 15, 2001 - stock issued for services at fair
     value - Holzworth                                                 270          3,803             -             -             -
October 15, 2001 - stock issued for services at fair
     value - Dodrill                                                   500         16,525             -             -             -
November 5, 2001 - stock issued for services at fair
     value - Dove                                                      550          6,190             -             -             -
November 5, 2001 - stock issued for services at fair
     value - Adams                                                     120          2,880             -             -             -
November 5, 2001 - stock issued for services at fair
     value - Calver                                                     80          1,920             -             -             -
November 7, 2001 - stock issued for services at fair
     value - Hester                                                  2,500         37,248             -             -             -
November 7, 2001 - stock issued for services at fair
     value - Kolb                                                      300          3,912             -             -             -
December 6, 2001 - stock issued for services at fair
     value - Dodrill, Hester, Kolb, Dove)                            2,000         22,301             -             -             -
December 6, 2001 - stock issued for services at fair                     -
     value - Hester                                                  5,000         55,655             -             -             -
December 6, 2001 - stock issued for services at fair                     -
     value - Kolb                                                      400          3,069             -             -             -
December 6, 2001 - stock issued for services at fair                     -
     value - Dove                                                      300          4,500             -             -             -
December 21, 2001 - stock issued for deferred financing
     at fair value                                                  15,000        125,250             -             -             -
December 21, 2001 - stock issued for services at fair
     value - Hester                                                  5,000         50,655             -             -             -
December 31, 2001 - stock options expired (Rivero,
     Jacobs, Royal, Shewmaker)                                           -          1,981             -             -        (1,981)
Net loss (comprehensive net loss)                                        -              -             -             -             -
                                                             --------------    -----------     ---------     ---------     ---------
BALANCE, DECEMBER 31, 2001                                    $    406,398   $  9,185,817     $     (56)   $        -    $  169,890

                                                                                                    DEFICIT ACCUM-
                                                                                     DEFERRED       ULATED DURING
                                                           DEFERRED    TREASURY     Financing       DEVELOPMENT
                                                         Compensation    Stock        Costs            Stage              Total
                                                         ---------------------------------------------------------------------------
January 2, 2001 - stock issued for services at fair
     value - Net Connection Corp.                                  -            -             -                -            966,416
January 29, 2001 - stock issued for services at fair
     value - Richfield                                             -            -             -                -             90,000
January 29, 2001 - stock issued for services at fair
     value - Kolb                                           (253,864)           -             -                -            311,300
January 29, 2001 - stock issued for services at fair
     value - Silvasy                                               -            -             -                -             12,810
January 29, 2001 - stock issued for services at fair
     value - Young                                                 -            -             -                -              6,405
January 29, 2001 - stock issued for services at fair
     value - Adams                                                 -            -             -                -             12,810
January 29, 2001 - stock issued for services at fair
     value - Transmedia                                            -            -             -                -             26,293
January 29, 2001 - stock options exercised and issued
     for cash - 3rd round investors                                -            -             -                -              2,800
January 29, 2001 - stock issued for cash                           -            -             -                -             92,400
January 29, 2001 - conversion of debentures                        -            -             -                -             20,000
March 29, 2001 - stock options exercised and issued
     for cash - 3rd round investors                                -            -             -                -              5,659
March 31, 2001 - payment of subscription receivable
     for services at fair value - Benson                           -            -             -                -            347,014
March 31, 2001 - payment of subscription receivable
     for services at fair value - Phillips                         -            -             -                -            119,493
March 31, 2001 - payment of subscription receivable
     for services at fair value - Cairns                           -            -             -                -            187,490
March 31, 2001 - adjust stock issued for cash                      -            -             -                -                  -
April 4, 2001 - stock issued for services at fair
     value - Kolb                                                  -            -             -                -            108,118
April 4, 2001 - stock issued for services at fair
     value - Annis                                                 -            -             -                -              5,508
May 4, 2001 - stock issued for services at fair
     value - Dove                                                  -            -             -                -             46,074
May 21, 2001 - stock issued for services at fair
     value - Dove                                                  -            -             -                -             24,918
May 21, 2001 - stock issued for services at fair
     value  - Cairns                                               -            -             -                -             39,781
June 5, 2001 - stock issued for services at fair
     value - Young                                                 -            -             -                -              4,160
June 5, 2001 - stock issued for services at fair
     value - Silvasy                                               -            -             -                -              5,510
June 12, 2001 - stock issued for services at fair
     value - Kolb                                            204,860            -             -                -            246,788
June 12, 2001 - stock issued for services at fair
     value - Dean-Dastvan                                          -            -             -                -             12,089
June 12, 2001 - adjust merger shares                               -            -             -                -                  -
June 25, 2001 - stock issued for services at fair
     value - Dove                                             (6,653)           -             -                -             25,809
July 5, 2001 - stock issued for services at fair
     value - Young                                                 -            -             -                -             21,099
July 5, 2001 - stock issued for services at fair
     value - Silvasy                                               -            -             -                -             35,201
July 5, 2001 - stock issued for services at fair
     value - McGrath                                               -            -             -                -              6,880
July 12, 2001 - stock issued for services at fair
     value - Dean-Dastvan                                          -            -             -                -             16,232
July 12, 2001 - stock issued for services at fair
     value - Annis                                                 -            -             -                -             25,367
July 25, 2001 - stock issued for services at fair
     value - Dove                                              6,653            -             -                -             27,522
July 25, 2001 - stock issued for services at fair
     value - Kolb                                             49,004            -             -                -            130,639
August 13, 2001 - stock issued for services at fair
     value - Dodrill                                               -            -             -                -              6,971
August 13, 2001 - stock issued for services at fair
     value - Silvasy                                               -            -             -                -              2,760
August 13, 2001 - stock issued for services at fair
     value - Young                                                 -            -             -                -              3,580
August 13, 2001 - stock issued for services at fair
     value - McGrath                                               -            -             -                -              4,315
August 20, 2001 - stock issued for services at fair
     value - Net Connection Corp.                                  -            -             -                -             73,950
August 23, 2001 - stock issued for services at fair
     value - Dodrill                                               -            -             -                -             19,680
August 23, 2001 - stock issued for services at fair
     value - Hester                                                -            -             -                -             15,160
August 23, 2001 - stock issued for services at fair
     value - DeVal                                                 -            -             -                -             15,755
August 23, 2001 - stock issued for services at fair
     value - Noser                                                 -            -             -                -             15,771
August 23, 2001 - stock issued for services at fair
     value - Aro                                                   -            -             -                -             15,774
August 23, 2001 - stock issued for services at fair
     value - Holzworth                                             -            -             -                -             15,812
August 23, 2001 - stock issued for services at fair
     value - Silvasy                                               -            -             -                -              1,635
August 23, 2001 - stock issued for services at fair
     value - Young                                                 -            -             -                -              1,740
August 23, 2001 - stock issued for services at fair
     value - McGrath                                               -            -             -                -              3,160
October 1, 2001 - stock issued for services at fair
     value - DeVal                                                 -            -             -                -              4,933
October 1, 2001 - stock issued for services at fair
     value - Holzworth                                             -            -             -                -              7,545
October 1, 2001 - stock issued for services at fair
     value - Hester                                                -            -             -                -             11,071
October 1, 2001 - stock issued for services at fair
     value - Noser                                                 -            -             -                -              8,237
October 1, 2001 - stock issued for services at fair
     value - Silvasy                                               -            -             -                -              1,380
October 1, 2001 - stock issued for services at fair
     value - Young                                                 -            -             -                -              1,490
October 1, 2001 - stock issued for services at fair
     value - Dean-Dastvan                                          -            -             -                -              3,780
October 1, 2001 - stock issued for services at fair
     value - Dodrill                                               -            -             -                -             10,560
October 1, 2001 - stock issued for services at fair
     value - Kolb                                                  -            -             -                -             11,876
October 1, 2001 - stock options granted at fair value              -            -             -                -             19,530
October 15, 2001 - stock issued for services at fair
     value - Hester                                                -            -             -                -             64,507
October 15, 2001 - stock issued for services at fair
     value - Dean-Dastvan                                          -            -             -                -              3,780
October 15, 2001 - stock issued for services at fair
     value - DeVal                                                 -            -             -                -              2,376
October 15, 2001 - stock issued for services at fair
     value - Noser                                                 -            -             -                -              4,274
October 15, 2001 - stock issued for services at fair
     value - Holzworth                                             -            -             -                -              4,073
October 15, 2001 - stock issued for services at fair
     value - Dodrill                                               -            -             -                -             17,025
November 5, 2001 - stock issued for services at fair
     value - Dove                                                  -            -             -                -              6,740
November 5, 2001 - stock issued for services at fair
     value - Adams                                                 -            -             -                -              3,000
November 5, 2001 - stock issued for services at fair
     value - Calver                                                -            -             -                -              2,000
November 7, 2001 - stock issued for services at fair
     value - Hester                                                -            -             -                -             39,748
November 7, 2001 - stock issued for services at fair
     value - Kolb                                                  -            -             -                -              4,212
December 6, 2001 - stock issued for services at fair
     value - Dodrill, Hester, Kolb, Dove)                          -            -             -                -             24,301
December 6, 2001 - stock issued for services at fair
     value - Hester                                                -            -             -                -             60,655
December 6, 2001 - stock issued for services at fair
     value - Kolb                                                  -            -             -                -              3,469
December 6, 2001 - stock issued for services at fair
     value - Dove                                                  -            -             -                -              4,800
December 21, 2001 - stock issued for deferred
     financing at fair value                                       -            -      (140,250)               -                  -
December 21, 2001 - stock issued for services at fair
     value - Hester                                                -            -             -                -             55,655
December 31, 2001 - stock options expired (Rivero,
     Jacobs, Royal, Shewmaker)                                     -            -             -                -                  -
Net loss (comprehensive net loss)                                  -            -             -       (2,736,877)        (2,736,877)
                                                          -----------   ----------    ----------     ------------     --------------
BALANCE, DECEMBER 31, 2001                               $         -   $        -   $  (140,250)    $(10,567,355)    $     (945,556)

                                                                           PREFERRED                                      COMMON
                                                                             STOCK          SERIES A      SERIES B         STOCK
                                                              PRICE PER      SHARES        PREFERRED      PREFERRED       SHARES
                                                                SHARE     OUTSTANDING        STOCK          STOCK       OUTSTANDING
                                                              ----------------------------------------------------------------------
January 2, 2002 - financing fees recognized                                         -              -              -               -
January 7, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric Company, Inc.     $ 0.08             -              -              -         500,000
January 9, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric Company, Inc.     $ 0.07             -              -              -         430,000
February 1, 2002 - stock issued for services at fair
     value -Dodrill                                              $ 0.05             -              -              -         100,000
February 1, 2002 - stock issued for services at fair
     value - Dove                                                $ 0.03             -              -              -         100,000
February 1, 2002 - stock issued for services at fair
     value - Benson                                              $ 0.03             -              -              -       1,000,000
February 1, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric Company, Inc.     $ 0.02             -              -              -         500,000
February 8, 2002 - stock issued for services at fair
     value - Kristoff                                            $ 0.03             -              -              -         100,000
February 14, 2002 - stock issued for cash                        $ 0.04             -              -              -       5,000,000
February 20, 2002 - stock issued for services at fair
     value - Dodrill                                             $ 0.06             -              -              -         100,000
March 6, 2002 - stock issued for services at fair
     value - Dean-Dastvan                                        $ 0.02             -              -              -         100,000
April 23, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric Company, Inc.     $ 0.02             -              -              -       1,000,000
May 1, 2002 - stock issued for services at fair
     value - Dean-Dastvan                                        $ 0.02             -              -              -       1,000,000
May 1, 2002 - stock issued for services at fair
     value - Dodrill                                             $ 0.01             -              -              -         400,000
May 1, 2002 - stock issued for services at fair
     value - Kristoff                                            $ 0.02             -              -              -         300,000
May 6, 2002 - stock issued for services at fair
     value - Orr                                                 $ 0.02             -              -              -         500,000
May 7, 2002 - stock issued for service at fair
     value - Collins                                             $ 0.01             -              -              -         200,000
May 7, 2002 - stock issued for service at fair
     value - DeVal                                               $ 0.01             -              -              -         200,000
May 7, 2002 - stock issued for service at fair
     value - Holzworth                                           $ 0.03             -              -              -         200,000
May 20, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric Company, Inc.     $ 0.03             -              -              -      15,000,000
May 21, 2002 - stock issued for services at fair
     value - Kristoff                                            $ 0.01             -              -              -         500,000
May 21, 2002 - stock issued for services at fair
     value - Kaiser                                              $ 0.02             -              -              -         200,000
May 28, 2002 - stock options granted at fair value               $ 0.04             -              -              -               -
June 6, 2002 - stock issued for services at fair
     value - Ashley Associates                                   $ 0.03             -              -              -       2,500,000
June 22, 2002 - stock issued for cash                            $ 0.01     4,000,000         40,000              -               -
July 5, 2002 - stock issued for services at fair
     value - Galpern                                             $ 0.02             -              -              -       1,500,000
July 5, 2002 - stock issued for services at fair
     value - Sellars                                             $ 0.02             -              -              -         350,000
July 5, 2002 - stock issued for services at fair
     value - Cella                                               $ 0.02             -              -              -         350,000
July 31, 2002 - stock issued for services at fair
     value - Seymour                                             $ 0.02             -              -              -         300,000
August 18, 2002 - adjust issuances to investor to satisfy
     litigation - La Jolla Cove Investors                                           -              -              -               -
August 19, 2002  - stock issued to satisfy litigation with
     investor at fair value - La Jolla Cove Investors            $ 0.01             -              -              -       5,000,000
August 19, 2002 - stock issued to satisfy note payable
     litigation at fair value - North Atlantic Partners          $ 0.03             -              -              -       3,272,727
August 19, 2002 - stock issued for services at fair
     value - Dean-Dastvan                                        $ 0.01             -              -              -       1,000,000
August 19, 2002 - stock issued for services at fair
     value - Dodrill                                             $ 0.01             -              -              -       1,000,000
August 19, 2002 - issued stock for cash                          $ 0.15       100,000                        15,000               -
August 19, 2002 - conversion of preferred shares                    $ -    (2,050,000)       (20,000)        (7,500)      5,500,000
August 21, 2002 - stock warrants granted to
     investor (La Jolla Cove Investors)                          $ 0.01             -              -              -               -
August 22, 2002 - stock options expired                                             -              -              -               -
September 12, 2002 - stock issued for services at fair
     value - BJG Holdings                                        $ 0.03             -              -              -         600,000
October 9, 2002 - stock issued for services at fair
        value - Adam                                                $ -             -              -              -         400,000
October 9, 2002 - stock issued for services at fair
     value - Mottayaw                                               $ -             -              -              -         400,000
October 9, 2002 - stock issued for services at fair
     value - Ference                                                $ -             -              -              -       1,600,000
October 9, 2002 - stock issued for services at fair
     value - Erickson                                               $ -             -              -              -         300,000
October 9, 2002 - stock issued for services at fair
     value - Noser                                                  $ -             -              -              -         300,000
October 9, 2002 - stock issued for services at fair
     value - Hester                                                 $ -             -              -              -         600,000
October 16, 2002 - stock issued for cash                         $ 0.01             -              -              -       1,339,286
October 18, 2002 - stock issued for cash                         $ 0.02             -              -              -         921,659
October 18, 2002 - adjust stock warrant grant to
     investor (La Jolla Cove Investors)                                             -              -              -               -
October 23, 2002 - stock issued for service at fair
     value - Kaiser                                                 $ -             -              -              -         650,000
October 23, 2002 - stock warrants exercised and issued           $ 0.00             -              -              -         250,000
October 23, 2002 - stock issued for cash                         $ 0.02             -              -              -         921,659
October 25, 2002 - stock issued for services at fair
     value -  Benson                                             $ 0.01             -              -              -       6,000,000
October 30, 2002 - stock warrants exercised and issued           $ 0.00             -              -              -       1,500,000
November 5, 2002 - stock issued for cash                         $ 0.01             -              -              -       2,000,000
November 6, 2002 - stock issued for cash                         $ 0.01             -              -              -         904,977
November 6, 2002 - stock warrants exercised and issued           $ 0.00             -              -              -         500,000
November 8, 2002 - stock issued for cash                            $ -             -              -              -         132,836
November 12, 2002 - stock options granted at fair value                             -              -              -               -
November 18, 2002 - stock warrants exercised and issued          $ 0.00             -              -              -       1,568,182
November 19, 2002 - stock warrants exercised and issued          $ 0.00             -              -              -         500,000
November 21, 2002 - stock warrants exercised and issued          $ 0.00             -              -              -       2,000,000
November 25, 2002 - stock issued for services at fair
     value - PMR Group                                           $ 0.01             -              -              -       7,000,000
December 4, 2002 - stock warrants granted to
     investor (La Jolla Cove Investors)                                             -              -              -               -
December 9, 2002 - stock issued for cash                         $ 0.01             -              -              -       2,000,000
December 11, 2002 - stock warrants exercised and issued          $ 0.00             -              -              -       2,000,000
December 19, 2002 - stock warrants exercised and issued          $ 0.00             -              -              -       1,680,843
December 31, 2002 - adjust stock warrants exercised                                 -              -              -               -
December 31, 2002 - write-off deferred financing costs                              -              -              -               -
December 31, 2002 - stock options expired                                           -              -              -               -
Net loss (comprehensive net loss)                                                   -              -              -               -
                                                                            ----------     ----------     ----------   -------------
BALANCE, DECEMBER 31, 2002                                                  2,050,000       $ 20,000       $  7,500     124,911,990
                                                                            ----------     ----------     ----------   -------------

                                                                                              COMMON                     COMMON
                                                                              ADDITIONAL      STOCK          COMMON   STOCK OPTIONS
                                                                   COMMON      PAID-IN     SUBSCRIPTIONS     STOCK     GRANTED AND
                                                                   STOCK       CAPITAL      RECEIVABLE      WARRANTS  NOT EXERCISED
                                                              ----------------------------------------------------------------------
January 2, 2002 - financing fees recognized                              -              -             -             -             -
January 7, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric Company, Inc.         5,000         33,648             -             -             -
January 9, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric Company, Inc.         4,300         26,745             -             -             -
February 1, 2002 - stock issued for services at fair
     value -Dodrill                                                  1,000          4,100             -             -             -
February 1, 2002 - stock issued for services at fair
     value - Dove                                                    1,000          2,000             -             -             -
February 1, 2002 - stock issued for services at fair
     value - Benson                                                 10,000         20,000             -             -             -
February 1, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric Company, Inc.         5,000          3,964             -             -             -
February 8, 2002 - stock issued for services at fair
     value - Kristoff                                                1,000          2,000             -             -             -
February 14, 2002 - stock issued for cash                           50,000        142,500             -             -             -
February 20, 2002 - stock issued for services at fair
     value - Dodrill                                                 1,000          5,000             -             -             -
March 6, 2002 - stock issued for services at fair
     value - Dean-Dastvan                                            1,000          1,069             -             -             -
April 23, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric Company, Inc.        10,000          8,792             -             -             -
May 1, 2002 - stock issued for services at fair
     value - Dean-Dastvan                                           10,000          6,842             -             -             -
May 1, 2002 - stock issued for services at fair
     value - Dodrill                                                 4,000         (1,000)            -             -             -
May 1, 2002 - stock issued for services at fair
     value - Kristoff                                                3,000          3,000             -             -             -
May 6, 2002 - stock issued for services at fair
     value - Orr                                                     5,000          6,250             -             -             -
May 7, 2002 - stock issued for service at fair
     value - Collins                                                 2,000            206             -             -             -
May 7, 2002 - stock issued for service at fair
     value - DeVal                                                   2,000           (240)            -             -             -
May 7, 2002 - stock issued for service at fair
     value - Holzworth                                               2,000          3,011             -             -             -
May 20, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric Company, Inc.       150,000        255,000             -             -             -
May 21, 2002 - stock issued for services at fair
     value - Kristoff                                                5,000              -             -             -             -
May 21, 2002 - stock issued for services at fair
     value - Kaiser                                                  2,000          1,000             -             -             -
May 28, 2002 - stock options granted at fair value                       -              -             -             -         1,276
June 6, 2002 - stock issued for services at fair
     value - Ashley Associates                                      25,000         50,000             -             -             -
June 22, 2002 - stock issued for cash                                    -              -             -             -             -
July 5, 2002 - stock issued for services at fair
     value - Galpern                                                15,000         15,000             -             -             -
July 5, 2002 - stock issued for services at fair
     value - Sellars                                                 3,500          3,500             -             -             -
July 5, 2002 - stock issued for services at fair
     value - Cella                                                   3,500          3,500             -             -             -
July 31, 2002 - stock issued for services at fair
     value - Seymour                                                 3,000          3,000             -             -             -
August 18, 2002 - adjust issuances to investor to satisfy
     litigation - La Jolla Cove Investors                                -       (142,388)            -             -             -
August 19, 2002  - stock issued to satisfy litigation with
     investor at fair value - La Jolla Cove Investors               50,000         (4,000)            -             -             -
August 19, 2002 - stock issued to satisfy note payable
     litigation at fair value - North Atlantic Partners             32,727         52,469             -             -             -
August 19, 2002 - stock issued for services at fair
     value - Dean-Dastvan                                           10,000              -             -             -             -
August 19, 2002 - stock issued for services at fair                      -
     value - Dodrill                                                10,000              -             -             -             -
August 19, 2002 - issued stock for cash                                  -              -             -             -             -
August 19, 2002 - conversion of preferred shares                    55,000        (27,500)            -             -             -
August 21, 2002 - stock warrants granted to
     investor (La Jolla Cove Investors)                                  -              -             -        50,000             -
August 22, 2002 - stock options expired                                  -          8,948             -             -        (8,948)
September 12, 2002 - stock issued for services at fair
     value - BJG Holdings                                            6,000         12,000             -             -             -
October 9, 2002 - stock issued for services at fair
        value - Adam                                                 4,000         (4,000)            -             -             -
October 9, 2002 - stock issued for services at fair
     value - Mottayaw                                                4,000         (4,000)            -             -             -
October 9, 2002 - stock issued for services at fair
     value - Ference                                                16,000        (16,000)            -             -             -
October 9, 2002 - stock issued for services at fair
     value - Erickson                                                3,000         (3,000)            -             -             -
October 9, 2002 - stock issued for services at fair
     value - Noser                                                   3,000         (3,000)            -             -             -
October 9, 2002 - stock issued for services at fair
     value - Hester                                                  6,000         (6,000)            -             -             -
October 16, 2002 - stock issued for cash                            13,392          1,606             -             -             -
October 18, 2002 - stock issued for cash                             9,217         10,029             -             -             -
October 18, 2002 - adjust stock warrant grant to
     investor (La Jolla Cove Investors)                                  -              -             -        25,000             -
October 23, 2002 - stock issued for service at fair
     value - Kaiser                                                  6,500         (6,500)            -             -             -
October 23, 2002 - stock warrants exercised and issued               2,500           (466)            -        (1,876)            -
October 23, 2002 - stock issued for cash                             9,217         10,783             -             -             -
October 25, 2002 - stock issued for services at fair
     value -  Benson                                                60,000         21,000             -             -             -
October 30, 2002 - stock warrants exercised and issued              15,000         (2,794)            -       (11,250)            -
November 5, 2002 - stock issued for cash                            20,000         (5,000)            -             -             -
November 6, 2002 - stock issued for cash                             9,050            950             -             -             -
November 6, 2002 - stock warrants exercised and issued               5,000           (931)            -        (3,750)            -
November 8, 2002 - stock issued for cash                             1,329         (1,329)            -             -             -
November 12, 2002 - stock options granted at fair value                  -              -             -             -        83,100
November 18, 2002 - stock warrants exercised and issued             15,682         (2,921)            -       (11,761)            -
November 19, 2002 - stock warrants exercised and issued              5,000           (931)            -        (3,750)            -
November 21, 2002 - stock warrants exercised and issued             20,000         (3,725)            -       (15,000)            -
November 25, 2002 - stock issued for services at fair
     value - PMR Group                                              70,000         56,000             -             -             -
December 4, 2002 - stock warrants granted to
     investor (La Jolla Cove Investors)                                  -              -             -        25,000             -
December 9, 2002 - stock issued for cash                            20,000         (5,000)            -             -             -
December 11, 2002 - stock warrants exercised and issued             20,000         (3,725)            -       (15,000)            -
December 19, 2002 - stock warrants exercised and issued             16,808         (3,131)            -       (12,606)            -
December 31, 2002 - adjust stock warrants exercised                      -              -             -            (7)            -
December 31, 2002 - write-off deferred financing costs                   -              -             -             -             -
December 31, 2002 - stock options expired                                -        141,412             -             -      (141,412)
Net loss (comprehensive net loss)                                        -              -             -             -             -
                                                             --------------    -----------     ---------     ---------     ---------
BALANCE, DECEMBER 31, 2002                                    $  1,249,120  $   9,853,560    $      (56)   $   25,000   $   103,906
                                                             --------------    -----------     ---------     ---------     ---------

                                                                                                    DEFICIT ACCUM-
                                                                                     DEFERRED       ULATED DURING
                                                           DEFERRED    TREASURY     Financing       DEVELOPMENT
                                                         Compensation    Stock        Costs            Stage              Total
                                                         ---------------------------------------------------------------------------
January 2, 2002 - financing fees recognized                        -            -        93,500                -             93,500
January 7, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric
     Company, Inc.                                                 -            -             -                -             38,648
January 9, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric
     Company, Inc.                                                 -            -             -                -             31,045
February 1, 2002 - stock issued for services at fair
     value -Dodrill                                                -            -             -                -              5,100
February 1, 2002 - stock issued for services at fair
     value - Dove                                                  -            -             -                -              3,000
February 1, 2002 - stock issued for services at fair
     value - Benson                                                -            -             -                -             30,000
February 1, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric
     Company, Inc.                                                 -            -             -                -              8,964
February 8, 2002 - stock issued for services at fair
     value - Kristoff                                              -            -             -                -              3,000
February 14, 2002 - stock issued for cash                          -            -             -                -            192,500
February 20, 2002 - stock issued for services at fair
     value - Dodrill                                               -            -             -                -              6,000
March 6, 2002 - stock issued for services at fair
     value - Dean-Dastvan                                          -            -             -                -              2,069
April 23, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric
     Company, Inc.                                                 -            -             -                -             18,792
May 1, 2002 - stock issued for services at fair
     value - Dean-Dastvan                                          -            -             -                -             16,842
May 1, 2002 - stock issued for services at fair
     value - Dodrill                                               -            -             -                -              3,000
May 1, 2002 - stock issued for services at fair
     value - Kristoff                                              -            -             -                -              6,000
May 6, 2002 - stock issued for services at fair
     value - Orr                                                   -            -             -                -             11,250
May 7, 2002 - stock issued for service at fair
     value - Collins                                               -            -             -                -              2,206
May 7, 2002 - stock issued for service at fair
     value - DeVal                                                 -            -             -                -              1,760
May 7, 2002 - stock issued for service at fair
     value - Holzworth                                             -            -             -                -              5,011
May 20, 2002 - stock issued towards purchase of
     subsidiary at fair value - North Electric
     Company, Inc.                                                 -            -             -                -            405,000
May 21, 2002 - stock issued for services at fair
     value - Kristoff                                              -            -             -                -              5,000
May 21, 2002 - stock issued for services at fair
     value - Kaiser                                                -            -             -                -              3,000
May 28, 2002 - stock options granted at fair value                 -            -             -                -              1,276
June 6, 2002 - stock issued for services at fair
     value - Ashley Associates                                     -            -             -                -             75,000
June 22, 2002 - stock issued for cash                              -            -             -                -             40,000
July 5, 2002 - stock issued for services at fair
     value - Galpern                                               -            -             -                -             30,000
July 5, 2002 - stock issued for services at fair
     value - Sellars                                               -            -             -                -              7,000
July 5, 2002 - stock issued for services at fair
     value - Cella                                                 -            -             -                -              7,000
July 31, 2002 - stock issued for services at fair
     value - Seymour                                               -            -             -                -              6,000
August 18, 2002 - adjust issuances to investor to
     satisfy litigation - La Jolla Cove Investors                  -            -             -                -           (142,388)
August 19, 2002  - stock issued to satisfy litigation
     with investor at fair value - La Jolla
     Cove Investors                                                -            -             -                -             46,000
August 19, 2002 - stock issued to satisfy note payable
     litigation at fair value - North Atlantic
     Partners                                                      -            -             -                -             85,196
August 19, 2002 - stock issued for services at fair
     value - Dean-Dastvan                                          -            -             -                -             10,000
August 19, 2002 - stock issued for services at fair
     value - Dodrill                                               -            -             -                -             10,000
August 19, 2002 - issued stock for cash                            -            -             -                -             15,000
August 19, 2002 - conversion of preferred shares                   -            -             -                -                  -
August 21, 2002 - stock warrants granted to
     investor (La Jolla Cove Investors)                            -            -             -                -             50,000
August 22, 2002 - stock options expired                            -            -             -                -                  -
September 12, 2002 - stock issued for services at fair
     value - BJG Holdings                                          -            -             -                -             18,000
October 9, 2002 - stock issued for services at fair
        value - Adam                                               -            -             -                -                  -
October 9, 2002 - stock issued for services at fair
     value - Mottayaw                                              -            -             -                -                  -
October 9, 2002 - stock issued for services at fair
     value - Ference                                               -            -             -                -                  -
October 9, 2002 - stock issued for services at fair
     value - Erickson                                              -            -             -                -                  -
October 9, 2002 - stock issued for services at fair
     value - Noser                                                 -            -             -                -                  -
October 9, 2002 - stock issued for services at fair
     value - Hester                                                -            -             -                -                  -
October 16, 2002 - stock issued for cash                           -            -             -                -             14,998
October 18, 2002 - stock issued for cash                           -            -             -                -             19,246
October 18, 2002 - adjust stock warrant grant to
     investor (La Jolla Cove Investors)                            -            -             -                -             25,000
October 23, 2002 - stock issued for service at fair
     value - Kaiser                                                -            -             -                -                  -
October 23, 2002 - stock warrants exercised and issued             -            -             -                -                158
October 23, 2002 - stock issued for cash                           -            -             -                -             20,000
October 25, 2002 - stock issued for services at fair
     value -  Benson                                               -            -             -                -             81,000
October 30, 2002 - stock warrants exercised and issued             -            -             -                -                956
November 5, 2002 - stock issued for cash                           -            -             -                -             15,000
November 6, 2002 - stock issued for cash                           -            -             -                -             10,000
November 6, 2002 - stock warrants exercised and issued             -            -             -                -                319
November 8, 2002 - stock issued for cash                           -            -             -                -                  -
November 12, 2002 - stock options granted at fair value            -            -             -                -             83,100
November 18, 2002 - stock warrants exercised
     and issued                                                    -            -             -                -              1,000
November 19, 2002 - stock warrants exercised
     and issued                                                    -            -             -                -                319
November 21, 2002 - stock warrants exercised
     and issued                                                    -            -             -                -              1,275
November 25, 2002 - stock issued for services at fair
     value - PMR Group                                       (47,400)           -             -                -             78,600
December 4, 2002 - stock warrants granted to
     investor (La Jolla Cove Investors)                            -            -             -                -             25,000
December 9, 2002 - stock issued for cash                           -            -             -                -             15,000
December 11, 2002 - stock warrants exercised
     and issued                                                    -            -             -                -              1,275
December 19, 2002 - stock warrants exercised
     and issued                                                    -            -             -                -              1,071
December 31, 2002 - adjust stock warrants exercised                -            -             -                -                 (7)
December 31, 2002 - write-off deferred financing costs             -            -        46,750                -             46,750
December 31, 2002 - stock options expired                          -            -             -                -                  -
Net loss (comprehensive net loss)                                  -            -             -       (2,876,910)        (2,876,910)
                                                          ------------------------    ----------     ------------     --------------
BALANCE, DECEMBER 31, 2002                               $   (47,400)  $        -   $         -     $(13,444,265)    $   (2,232,635)
                                                          ------------------------    ----------     ------------     --------------

                                                                           PREFERRED                                      COMMON
                                                                             STOCK          SERIES A      SERIES B         STOCK
                                                              PRICE PER      SHARES        PREFERRED      PREFERRED       SHARES
                                                                SHARE     OUTSTANDING        STOCK          STOCK       OUTSTANDING
                                                              ----------------------------------------------------------------------
January 1, 2003 - stock options granted  at fair value                              -              -              -               -
January 6, 2003 - stock issued for services at fair
     value - Benson                                              $ 0.04             -              -              -       4,000,000
January 1, 2003 - stock issued for cash                           $0.01             -              -              -       1,000,000
January 7, 2003 - stock issued in lieu of accounts payable at fair
     value - La Jolla Cove Investore, Inc.                       $ 0.01             -              -              -       5,000,000
January 14, 2003 - stock issued in lieu of accounts payable at fair
     value - La Jolla Cove Investore, Inc.                       $ 0.01             -              -              -       5,000,000
January 31, 2003 - stock issued for services at fair
     value - Dodrill                                             $ 0.02             -              -              -       3,000,000
January 31, 2003 - stock issued for services at fair
     value - Dove                                                $ 0.02             -              -              -       3,000,000
January 31, 2003 - stock options exercised and issued            $ 0.04             -              -              -       3,000,000
February 3, 2003 - stock issued for services at fair
     value - Dickman                                             $ 0.02             -              -              -         100,000
February 3, 2003 - stock issued for services at fair
     value - Adam                                                $ 0.02             -              -              -         200,000
February 3, 2003 - stock issued for services at fair
     value - Mottayaw                                            $ 0.02             -              -              -         200,000
February 3, 2003 - stock issued for cash                         $ 0.01             -              -              -       1,688,000
February 4, 2003 - stock options exercised and issued            $ 0.01             -              -              -         928,571
February 4, 2003 - stock issued for cash                         $ 0.01             -              -              -         928,571
February 5, 2003 - Stock issued for services at fair
     value - VanSchaik                                           $ 0.02             -              -              -         200,000
February 5, 2003 - Stock issued for cash                         $ 0.01             -              -              -       1,428,571
February 7, 2003 - stock issued for services at fair
     value - Brantley                                            $ 0.02             -              -              -       3,000,000
February 10, 2003 - stock issued for services at fair
     value - Collins                                             $ 0.02             -              -              -         775,000
February 10, 2003 - stock issued for services at fair
     value - McVey                                               $ 0.02             -              -              -         200,000
February 12, 2003 - stock issued for services at fair
     value - Yes, International                                  $ 0.02             -              -              -         200,000
February 14, 2003 - stock issued for services at fair
     value - Silvasy                                             $ 0.07             -              -              -         330,000
February 21, 2003 - stock issued for cash                                                                                   750,000
February 26, 2003 - stock issued for services at fair
     value - Bevins                                              $ 0.02             -              -              -      10,000,000
March 7, 2003 - stock options granted at fair value                                 -              -              -               -
March 12, 2003 - Stock issued  in partial satisfaction of
     note payable at fair value - Coldwater Capital              $ 0.02             -              -              -       3,272,727
March 12, 2003 - stock issued for cash                           $ 0.01             -              -              -         423,077
March 31, 2003 - deferred stock compensation earned                                 -              -              -               -
April 1, 2003 - consilidates subsidiary sale of additional shares                   -              -              -               -
April 22, 2003 - stock options granted for services at fair
     value - QAT                                                                    -              -              -               -
April 22. 2003 - stock options granted for services at fair
     value - Gordon                                                                 -              -              -               -
May 7, 2003 - stock issued for cash                                 $ -             -              -              -         750,000
May 20, 2003 - conversion of debentures                          $ 0.17             -              -              -          28,837
May 30, 2003 - stock options exercised                           $ 0.01             -              -              -         750,000
June 5, 2003 - stock warrants exercised                             $ -             -              -              -       5,000,000
June 6, 2003 -10%  stock dividend issued                                            -              -              -      13,999,900
June 9, 2003 - stock warrants granted for services at fair
     value - Brantley                                                               -              -              -               -
June 11, 2003 - stock issued for cash                            $ 0.10             -              -              -       3,083,333
June 11, 2003 - stock options exercised                          $ 0.03             -              -              -       1,266,667
June 11, 2003 - stock options exercised                          $ 0.05             -              -              -         105,000
June 11. 2003 - stock options exercised                          $ 0.05             -              -              -          30,000
June 11. 2003 - stock options exercised                          $ 0.05             -              -              -          80,000
June 11. 2003 - stock options exercised                          $ 0.07             -              -              -         500,000
June 11. 2003 - stock options exercised                          $ 0.05             -              -              -         105,000
June 11, 2003 - stock options exercised                          $ 0.05             -              -              -         180,000
June 11, 2003 - stock options exercised                          $ 0.05             -              -              -         150,000
June 11. 2003 - stock issued for cash                            $ 0.01             -              -              -         800,000
June 11, 2003 - stock issued for services at fair
     value - Noser                                               $ 0.17             -              -              -         300,000
June 13, 2003 - purchase treasury stock                                             -              -              -               -
June 20, 2003 - stock issued for services at fair
     value - Yes, International                                  $ 0.11             -              -              -       2,500,000
June 30, 2003 - adjust stock issued for cash                                        -              -              -               -
July 9, 2003 - stock options exercised and stock
     issued for services                                                            -              -              -       2,900,000
July 16, 2003 - stock options exercised in lieu of cash for at                      -              -              -
     fair value - Solnet Technologies                            $ 0.05             -              -              -         450,000
July 16, 2003 - stock options exercised                          $ 0.05             -              -              -         105,000
July 16, 2003 - stock options exercised                          $ 0.05             -              -              -         105,000
July 16, 2003 - stock options exercised                          $ 0.05             -              -              -         200,000
July 16, 2003 - stock options exercised in lieu of cash for at
     fair value - Erickson                                       $ 0.05             -              -              -         325,000
July 16, 2003 - stock issued for services at fair
     value - Mottayaw                                            $ 0.12             -              -              -         400,000
July 16, 2003 - stock issued for services at fair
     value - Adam                                                $ 0.12             -              -              -         400,000
July 16, 2003 - stock issued for services at fair
     value - Erickson                                            $ 0.20             -              -              -         300,000
July 23, 2003 - stock issued for cash                            $ 0.11             -              -              -         750,000
July 23, 2003 - stock issued for cash                            $ 0.09             -              -              -       1,000,000
July 23, 2003 - stock issued for cash                            $ 0.06             -              -              -       4,166,000
September 30, 2003 - adjust stock issued for cash                                   -              -              -               -
September 30, 2003 - stock options issued for services at fair
     value - Stroup                                                                 -              -              -               -
October 3, 2003 - adjust stock issued for cash                                      -              -              -               -
November 30, 2003 - stock options granted for services at fair
     value - Ference                                                                -              -              -               -
December 1, 2003 - stock options granted for services at fair
     value - Stroup                                                                 -              -              -               -
December 16, 2003 - stock issued for cash                        $ 0.17             -              -              -         100,000
December 16, 2003 - stock issued for cash                        $ 0.17             -              -              -          90,000
December 16, 2003 - stock and stock options issued for cash      $ 0.11             -              -              -      11,823,528
December 31, 2003 - treasury stock activities                                       -              -              -        (250,000)
December 31, 2003 - adjust stock issued for cash                                    -              -              -               -
Net Loss (Comprehensive Net Loss)                                                   -              -              -               -
                                                               ---------------------------------------------------------------------
BALANCE DECEMBER 31, 2003                                                   2,050,000       $ 20,000       $  7,500     226,029,772
                                                               =====================================================================

                                                                                              COMMON                     COMMON
                                                                              ADDITIONAL      STOCK          COMMON   STOCK OPTIONS
                                                                   COMMON      PAID-IN     SUBSCRIPTIONS     STOCK     GRANTED AND
                                                                   STOCK       CAPITAL      RECEIVABLE      WARRANTS  NOT EXERCISED
                                                              ----------------------------------------------------------------------
January 1, 2003 - stock options granted  at fair value                   -              -             -             -         6,150
January 6, 2003 - stock issued for services at fair
     value - Benson                                                 40,000        120,000             -             -             -
January 1, 2003 - stock issued for cash                             10,000         (1,705)            -             -             -
January 7, 2003 - stock issued in lieu of accounts payable
     at fair value - La Jolla Cove Investore, Inc.                  50,000              -             -             -             -
January 14, 2003 - stock issued in lieu of accounts payable
     at fair value - La Jolla Cove Investore, Inc.                  50,000              -             -             -             -
January 31, 2003 - stock issued for services at fair
     value - Dodrill                                                30,000         15,000             -             -             -
January 31, 2003 - stock issued for services at fair
     value - Dove                                                   30,000         42,296             -             -             -
January 31, 2003 - stock options exercised and issued               30,000         91,100             -             -       (83,100)
February 3, 2003 - stock issued for services at fair
     value - Dickman                                                 1,000          1,000             -             -             -
February 3, 2003 - stock issued for services at fair
     value - Adam                                                    2,000          2,000             -             -             -
February 3, 2003 - stock issued for services at fair
     value - Mottayaw                                                2,000          2,000             -             -             -
February 3, 2003 - stock issued for cash                            16,880         (2,878)            -             -             -
February 4, 2003 - stock options exercised and issued                9,286            914             -             -             -
February 4, 2003 - stock issued for cash                             9,286         (1,583)            -             -             -
February 5, 2003 - Stock issued for services at fair
     value - VanSchaik                                               2,000          2,000             -             -             -
February 5, 2003 - Stock issued for cash                            14,286          2,214             -             -             -
February 7, 2003 - stock issued for services at fair
     value - Brantley                                               30,000         30,000             -             -             -
February 10, 2003 - stock issued for services at fair
     value - Collins                                                 7,750          8,455             -             -             -
February 10, 2003 - stock issued for services at fair
     value - McVey                                                   2,000          2,000             -             -             -
February 12, 2003 - stock issued for services at fair
     value - Yes, International                                      2,000          2,000             -             -             -
February 14, 2003 - stock issued for services at fair
     value - Silvasy                                                 3,300         20,700             -             -             -
February 21, 2003 - stock issued for cash                            7,500          2,500             -             -             -
February 26, 2003 - stock issued for services at fair
     value - Bevins                                                100,000        100,000             -             -             -
March 7, 2003 - stock options granted at fair value                      -              -             -             -         1,393
March 12, 2003 - Stock issued  in partial satisfaction of
     note payable at fair value - Coldwater Capital                 32,727         29,992             -             -             -
March 12, 2003 - stock issued for cash                               4,230          1,270             -             -             -
March 31, 2003 - deferred stock compensation earned                      -              -             -             -             -
April 1, 2003 - consilidates subsidiary
     sale of additional shares                                           -        (60,943)            -             -             -
April 22, 2003 - stock options granted for
     services at fair value - QAT                                        -              -             -             -       268,240
April 22. 2003 - stock options granted for
     services at fair value - Gordon                                     -              -             -             -        86,100
May 7, 2003 - stock issued for cash                                  7,500         (4,170)            -             -             -
May 20, 2003 - conversion of debentures                                288          4,712             -             -             -
May 30, 2003 - stock options exercised                               7,500          7,650             -             -        (6,150)
June 5, 2003 - stock warrants exercised                             50,000        (25,000)            -       (25,000)            -
June 6, 2003 -10%  stock dividend issued                           140,000       (140,000)            -             -             -
June 9, 2003 - stock warrants granted for
     services at fair value - Brantley                                   -              -             -             -        84,500
June 11, 2003 - stock issued for cash                               30,833        262,084             -             -             -
June 11, 2003 - stock options exercised                             12,667         26,726             -             -        (1,393)
June 11, 2003 - stock options exercised                              1,050          4,200             -             -             -
June 11. 2003 - stock options exercised                                300          2,476             -             -        (1,276)
June 11. 2003 - stock options exercised                                800          3,200             -             -             -
June 11. 2003 - stock options exercised                              5,000        116,100             -             -       (86,100)
June 11. 2003 - stock options exercised                              1,050          4,200             -             -             -
June 11, 2003 - stock options exercised                              1,800          7,200             -             -             -
June 11, 2003 - stock options exercised                              1,500          6,000             -             -             -
June 11. 2003 - stock issued for cash                                8,000              -             -             -             -
June 11, 2003 - stock issued for services at fair
     value - Noser                                                   3,000         48,000             -             -             -
June 13, 2003 - purchase treasury stock                                  -              -             -             -
June 20, 2003 - stock issued for services at fair
     value - Yes, International                                     25,000        240,000             -             -             -
June 30, 2003 - adjust stock issued for cash                             -        (64,096)            -             -             -
July 9, 2003 - stock options exercised and
     stock issued for services                                      29,000        315,910             -             -      (268,240)
July 16, 2003 - stock options exercised in lieu of
     cash for at fair value - Solnet Technologies                    4,500         18,000             -             -             -
July 16, 2003 - stock options exercised                              1,050          4,200             -             -             -
July 16, 2003 - stock options exercised                              1,050          4,200             -             -             -
July 16, 2003 - stock options exercised                              2,000          8,000             -             -             -
July 16, 2003 - stock options exercised in lieu of cash
     for at fair value - Erickson                                    3,250         13,000             -             -             -
July 16, 2003 - stock issued for services at fair
     value - Mottayaw                                                4,000         44,000             -             -             -
July 16, 2003 - stock issued for services at fair
     value - Adam                                                    4,000         44,000             -             -             -
July 16, 2003 - stock issued for services at fair
     value - Erickson                                                3,000         57,000             -             -             -
July 23, 2003 - stock issued for cash                                7,500         78,000             -             -             -
July 23, 2003 - stock issued for cash                               10,000         78,000             -             -             -
July 23, 2003 - stock issued for cash                               41,660        208,340       (80,000)
September 30, 2003 - adjust stock issued for cash                        -         59,201             -             -             -
September 30, 2003 - stock options issued for services
     at fair value - Stroup                                              -              -             -             -         2,425
October 3, 2003 - adjust stock issued for cash                           -        200,000             -             -             -
November 30, 2003 - stock options granted for services
     at fair value - Ference                                             -              -             -             -       139,522
December 1, 2003 - stock options granted for services
     at fair value - Stroup                                              -              -             -             -        22,425
December 16, 2003 - stock issued for cash                            1,000         16,000             -             -             -
December 16, 2003 - stock issued for cash                              900         14,400             -             -             -
December 16, 2003 - stock and
     stock options issued for cash                                 118,235        792,465       (40,000)            -        89,300
December 31, 2003 - treasury stock activities                       (2,500)       (47,500)            -             -             -
December 31, 2003 - adjust stock issued for cash                         -         42,054             -             -             -
Net Loss (Comprehensive Net Loss)                                        -              -             -             -             -
                                                          --------------------------------------------------------------------------
BALANCE DECEMBER 31, 2003                                     $  2,260,298   $ 12,710,444     $(120,056)   $        -    $  357,702
                                                          ==========================================================================

                                                                                                    DEFICIT ACCUM-
                                                                                     DEFERRED       ULATED DURING
                                                           DEFERRED    TREASURY     Financing       DEVELOPMENT
                                                         Compensation    Stock        Costs            Stage              Total
                                                         ---------------------------------------------------------------------------
January 1, 2003 - stock options granted  at fair value             -                                                          6,150
January 6, 2003 - stock issued for services at fair
     value - Benson                                                -            -             -                -            160,000
January 1, 2003 - stock issued for cash                            -            -             -                -              8,295
January 7, 2003 - stock issued in lieu of accounts
     payable at fair value - La Jolla Cove
     Investore, Inc.                                               -            -             -                -             50,000
January 14, 2003 - stock issued in lieu of accounts
     payable at fair value - La Jolla Cove
     Investore, Inc.                                               -            -             -                -             50,000
January 31, 2003 - stock issued for services at fair
     value - Dodrill                                               -            -             -                -             45,000
January 31, 2003 - stock issued for services at fair
     value - Dove                                                  -            -             -                -             72,296
January 31, 2003 - stock options exercised and issued              -            -             -                -             38,000
February 3, 2003 - stock issued for services at fair
     value - Dickman                                               -            -             -                -              2,000
February 3, 2003 - stock issued for services at fair
     value - Adam                                                  -            -             -                -              4,000
February 3, 2003 - stock issued for services at fair
     value - Mottayaw                                              -            -             -                -              4,000
February 3, 2003 - stock issued for cash                           -            -             -                -             14,002
February 4, 2003 - stock options exercised and issued              -            -             -                -             10,200
February 4, 2003 - stock issued for cash                           -            -             -                -              7,703
February 5, 2003 - Stock issued for services at fair
     value - VanSchaik                                             -            -             -                -              4,000
February 5, 2003 - Stock issued for cash                           -            -             -                -             16,500
February 7, 2003 - stock issued for services at fair
     value - Brantley                                              -            -             -                -             60,000
February 10, 2003 - stock issued for services at fair
     value - Collins                                               -            -             -                -             16,205
February 10, 2003 - stock issued for services at fair
     value - McVey                                                 -            -             -                -              4,000
February 12, 2003 - stock issued for services at fair
     value - Yes, International                                    -            -             -                -              4,000
February 14, 2003 - stock issued for services at fair
     value - Silvasy                                               -            -             -                -             24,000
February 21, 2003 - stock issued for cash                          -            -             -                -             10,000
February 26, 2003 - stock issued for services at fair
     value - Bevins                                                -            -             -                -            200,000
March 7, 2003 - stock options granted at fair value                -            -             -                -              1,393
March 12, 2003 - Stock issued  in partial satisfaction
     of note payable at fair value - Coldwater Capital             -            -             -                -             62,719
March 12, 2003 - stock issued for cash                             -            -             -                -              5,500
March 31, 2003 - deferred stock compensation earned           47,400            -             -                -             47,400
April 1, 2003 - consilidates subsidiary sale
     of additional shares                                          -            -             -                -            (60,943)
April 22, 2003 - stock options granted for services
     at fair value - QAT                                           -            -             -                -            268,240
April 22. 2003 - stock options granted for services
     at fair value - Gordon                                        -            -             -                -             86,100
May 7, 2003 - stock issued for cash                                -            -             -                -              3,330
May 20, 2003 - conversion of debentures                            -            -             -                -              5,000
May 30, 2003 - stock options exercised                             -            -             -                -              9,000
June 5, 2003 - stock warrants exercised                            -            -             -                -                  -
June 6, 2003 -10%  stock dividend issued                           -            -             -                -                  -
June 9, 2003 - stock warrants granted for services
     at fair value - Brantley                                      -            -             -                -             84,500
June 11, 2003 - stock issued for cash                        (42,917)           -             -                -            250,000
June 11, 2003 - stock options exercised                            -            -             -                -             38,000
June 11, 2003 - stock options exercised                            -            -             -                -              5,250
June 11. 2003 - stock options exercised                            -            -             -                -              1,500
June 11. 2003 - stock options exercised                            -            -             -                -              4,000
June 11. 2003 - stock options exercised                            -            -             -                -             35,000
June 11. 2003 - stock options exercised                            -            -             -                -              5,250
June 11, 2003 - stock options exercised                            -            -             -                -              9,000
June 11, 2003 - stock options exercised                            -            -             -                -              7,500
June 11. 2003 - stock issued for cash                              -            -             -                -              8,000
June 11, 2003 - stock issued for services at fair
     value - Noser                                                 -            -             -                -             51,000
June 13, 2003 - purchase treasury stock                                   (50,000)                                          (50,000)
June 20, 2003 - stock issued for services at fair
     value - Yes, International                                    -            -             -                -            265,000
June 30, 2003 - adjust stock issued for cash                                                                                (64,096)
July 9, 2003 - stock options exercised and stock
     issued for services                                           -            -             -                -             76,670
July 16, 2003 - stock options exercised in lieu of
     cash for at fair value - Solnet Technologies                  -            -             -                -             22,500
July 16, 2003 - stock options exercised                            -            -             -                -              5,250
July 16, 2003 - stock options exercised                            -            -             -                -              5,250
July 16, 2003 - stock options exercised                            -            -             -                -             10,000
July 16, 2003 - stock options exercised in lieu of
     cash for at fair value - Erickson                             -            -             -                -             16,250
July 16, 2003 - stock issued for services at fair
     value - Mottayaw                                              -            -             -                -             48,000
July 16, 2003 - stock issued for services at fair
     value - Adam                                                  -            -             -                -             48,000
July 16, 2003 - stock issued for services at fair
     value - Erickson                                              -            -             -                -             60,000
July 23, 2003 - stock issued for cash                              -            -             -                -             85,500
July 23, 2003 - stock issued for cash                              -            -             -                -             88,000
July 23, 2003 - stock issued for cash                                                                                       170,000
September 30, 2003 - adjust stock issued for cash                  -            -             -                -             59,201
September 30, 2003 - stock options issued for services
     at fair value - Stroup                                        -            -             -                -              2,425
October 3, 2003 - adjust stock issued for cash                     -            -                                           200,000
November 30, 2003 - stock options granted for services
     at fair value - Ference                                       -            -             -                -            139,522
December 1, 2003 - stock options granted for services
     at fair value - Stroup                                        -            -             -                -             22,425
December 16, 2003 - stock issued for cash                          -            -             -                -             17,000
December 16, 2003 - stock issued for cash                          -            -             -                -             15,300
December 16, 2003 - stock and stock options issued
     for cash                                                      -            -             -                -            960,000
December 31, 2003 - treasury stock activities                      -      (25,392)            -                -            (75,392)
December 31, 2003 - adjust stock issued for cash                   -            -             -                -             42,054
Net Loss (Comprehensive Net Loss)                                  -            -             -       (3,675,277)        (3,675,277)
                                                         ---------------------------------------------------------------------------
BALANCE DECEMBER 31, 2003                                $   (42,917)  $  (75,392)  $         -     $(17,119,542)    $   (2,001,963)
                                                         ===========================================================================

DATAMEG CORP.AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  CUMMULATIVE
                                                             FOR THE           FOR THE           FROM INCEPTION
                                                            YEAR ENDED        YEAR ENDED      (JANUARY 13, 1999) TO
                                                           DECEMBER 31,      DECEMBER 31,         DECEMBER 31,
                                                              2002              2003                 2003
                                                                                                  (UNAUDITED)
                                                          --------------    --------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $   (2,876,910)   $   (3,675,277)   $         (17,119,542)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                                 12,120             9,112                   75,610
    Stock issued for purchase of in-process R&D                  870,600                 -                  870,600
    Stock issued, or to be issued, in lieu of
      cash for professional services                             314,838           904,401                7,185,799
    Stock issued to officers for reimbursement
      of corporate expenses or compensation                      129,792           160,000                1,762,781
    Stock options issued in lieu of cash for
      professional services                                       84,376           526,256                  780,522
    Stock warrants issued in lieu of cash for
      professional services                                            -            84,500                   84,500
    Property and equipment given in lieu of cash
      for professional services                                        -                 -                   15,475
    Realized gains on sales of investments                             -                 -                   (8,530)
    Loss on acquisition fee                                            -            50,000                  123,950
    Loss on disposal of property and equipment                         -               401                    1,459
    Loss on impairment of patent                                 127,274                 -                  127,274
    Loss on litigation                                                 -           105,840                  105,840
    Minority interest                                            (13,012)         (141,419)                (154,431)
    Stock issued in lieu of financing costs                      140,250                 -                  140,250
    Changes in assets and liabilities
      affecting operations:
        Prepaid expenses                                               -            (4,767)                  (4,767)
        Deposits                                                  19,986                 -                   19,986
        Promissory notes                                         133,361           127,146                  828,889
        Accounts payable and accrued expenses                    383,340            17,189                  878,635
        Accrued compensation                                     149,431           227,654                  377,085
        Due to stockholders and officers                          12,486           (19,000)                  15,102
        Liability for stock to be isssued                         24,000            16,813                   40,813
        Short-term note payable                                   10,909                 -                   10,909
                                                          --------------    --------------    ---------------------
          Net cash used in operating activities                 (477,159)       (1,611,151)              (3,841,791)
                                                          --------------    --------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  -           (32,510)                 (71,964)
  Payments for intangible assets                                       -                 -                 (127,274)
  Payments for security deposits                                       -           (69,445)                 (81,931)
  Investment in subsidiary                                      (149,312)                -                 (149,312)
  Purchases of investments                                             -                 -                  (20,000)
  Sales of investments                                                 -                 -                   28,530
                                                          --------------    --------------    ---------------------
          Net cash used in investing activities                 (149,312)         (101,955)                (421,951)
                                                          --------------    --------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan from shareholder                                  -                 -                   26,000
  Repayment of loan from shareholder                                   -                 -                  (26,000)
  Proceeds from short-term loan                                  120,000                 -                  120,000
  Repayment of capital lease obligations                            (300)                -                  (32,002)
  Net proceeds from issuance of stock                            439,158         1,956,000                4,217,967
  Net proceeds from stock to be issued                            45,000           161,000                  206,000
  Proceeds from investments in subsidiary                              -            25,000                   25,000
  Proceeds from issuance of warrants                              25,000                 -                   25,000
  Repayment of promissory note                                         -              (500)                    (500)
  Payment for treasury stock                                           -          (125,392)                (125,392)
  Proceeds from issuance of debentures                                 -                 -                  139,990
                                                          --------------    --------------    ---------------------
          Net cash provided by financing activities              628,858         2,016,108                4,576,063
                                                          --------------    --------------    ---------------------

NET CHANGE IN CASH                                                 2,387           303,002                  312,321

CASH, BEGINNING OF PERIOD                                          6,932             9,319                        -
                                                          --------------    --------------    ---------------------

CASH, END OF PERIOD                                       $        9,319    $      312,321    $             312,321
                                                          ==============    ==============    =====================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Financing of property and equipment
      with capital lease                                  $            -    $            -    $              42,540
                                                          ==============    ==============    =====================

    Issuance of stock in exchange for notes
      receivable                                          $            -    $            -    $             656,251
                                                          ==============    ==============    =====================

    Issuance of stock in exchange for notes payable       $       85,196    $       79,219    $             279,405
                                                          ==============    ==============    =====================

    Stock issued as a reduction of the liability for
      stock to be issued                                  $            -    $      467,138    $           1,675,234
                                                          ==============    ==============    =====================

    Stock issued in lieu of deferred financing costs      $            -    $            -    $             140,250
                                                          ==============    ==============    =====================

    Stock issued in lieu of deferred compensation         $       47,400    $            -    $              47,400
                                                          ==============    ==============    =====================

    Stock issued in purchase of subsidiary                $      483,658    $            -    $             483,658
                                                          ==============    ==============    =====================

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
    Interest paid                                         $            -    $            -    $               6,612
                                                          ==============    ==============    =====================

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CASCommunications had no recorded assets as of December 31, 2003 and had a loss before minority interest of $448,557 for the year ended December 31, 2003. No consolidated assets are collateral for liabilities of CASCommunications. DataMEG has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of December 31, 2003.

The Company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The accompanying consolidated financial statements present the consolidation of the financial statements of DataMEG Corp., its partially owned subsidiary, CASCommunications, Inc. and its wholly owned subsidiary, North Electric Company, Inc. Material inter-company transactions and balances have been eliminated in the consolidation.

Business Combinations - In June 2001, the FASB issued SFAS No. 141, "Business Combinations." It supersedes preexisting accounting and reporting standards for business combinations. It requires that all business combinations defined within the scope of the Statement be accounted for using only the purchase method as opposed to the pooling-of-interest method, a previously approved alternative for accounting and reporting business combinations. The provisions of this Statement apply to all business combinations initiated after June 30, 2001 or for which the acquisition is July 1, 2001 or later. Management has adopted this standard and applied it to the North Electric Company, Inc. merger.

Consolidation of Variable Interest Entities - In January 2003 and revised December 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", requires consolidation by business enterprises of variable interest entities, as defined, when certain conditions are met. Pursuant to FIN No. 46, the Company continues to consolidate CASCommunications, Inc.

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

Intangible assets - Intangible assets as of December 31, 2002 and 2003 consisted of goodwill related to the North Electric Company, Inc. merger in April 2002. Effective January 2002, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill and impairment. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. With the assistance of a third-party valuation expert, the company ascertained the fair value of one of its reporting units, North Electric Company, Inc. as part of adopting SFAS 142 and determined that there was no impairment of goodwill pursuant to the new standard as of December 31, 2002 and 2003. The fair value of the reporting unit was determined primarily through an income based valuation approach. Valuation methods based on the income approach utilize the expected economic earnings capacity of the reporting unit to estimate value. The expected future cash flows for the reporting unit were discounted at an appropriate risk adjusted discount rate. A market based valuation approach based on the Company's quoted stock price was also considered but not heavily relied on because the Company's stock is thinly traded at small dollar volumes. Additionally, there were no publicly traded guideline companies similar to the reporting unit for comparison.

Fair value of financial instruments - The carrying value of cash, notes receivable, accounts payable and accrued expenses and notes payable approximate fair value because of the relatively short maturity of these instruments.

Capital Structure - SFAS No. 129, "Disclosure of Information about Capital Structure," requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company's outstanding stock is comprised of 226,029,772 shares of voting common stock, 2,000,000 shares of non-voting Class A convertible preferred stock and 50,000 shares of non-voting Class B convertible preferred stock. One investor holds the outstanding preferred shares. The Class A preferred stock shall be convertible into shares of common stock of the Company at a rate of two shares of common stock for each share of preferred stock with 2,000,000 of the shares being convertible upon meeting certain agreed-upon product development benchmarks. The Class B preferred stock shall be convertible into shares of common stock of the Company at a rate of twenty shares of common stock for each share of preferred stock with 75,000 shares being convertible upon meeting certain agreed-upon product development benchmarks. The benchmarks related to the conversion rate of both classes of preferred stock have been met as of June 2002. In December 2002, the Company filed a certificate of amendment with the State of New York to increase the number of authorized shares from 130,000,000 to 185,000,000, of which 175,000,000 were to be common stock and 10,000,000 were to be preferred stock. In April 2003, the Company amended its certificate of incorporation with the state of New York to increase the number of authorized shares of stock to 350,000,000, of which 10,000,000 are to be of preferred shares and 340,000,000 shares are to be of common stock. As of December 31, 2003, the Company owns 760,000 shares of its treasury stock that it purchased at a total cost of $75,392 in November and December 2003. In January 2003, the Company announced a ten percent stock dividend that was payable to shareholders of record as of Wednesday, January 8, 2003 and was paid in June 2003. The number of shares issued and outstanding on January 8, 2003 was approximately 139,999,000 resulting in a stock dividend issuance of 13,999,900 shares in June 2003. As a result of the stock dividend, common stock increased and paid in capital decreased in the amount of $139,999 and there was no impact on the statement of operations. However, all earnings per share calculations were retroactively restated to include the stock dividend.

Advertising - Advertising costs are charged to operations as incurred. For the years ended December 31, 2002 and 2003, there were no advertising costs charged to operations.

Research and development - The Company expenses research and development costs as incurred.

Software development costs - Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. As of December 31, 2003, there have been no costs incurred by the Company between the completion of technological feasibility and general release and therefore no such expenses have been capitalized in the accompanying consolidated financial statements.

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

Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Entities that do not have items of other comprehensive income in any period presented are not required to report comprehensive income. Accordingly the Company has not made any such disclosure in the statements presented herein.

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

Segment Information - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for the years ended December 31, 2002 and 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation Transitions - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". This statement provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and changes the related disclosure requirements. Management's adoption of this standard did not have a material effect on the Company's financial position or results of operations for the years ended December 31, 2002 and 2003.

Derivative Instruments and Hedging Activities - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 Derivative Instruments and Hedging Activities." This statement amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. Management's adoption of this standard did not have a material effect on the Company's financial position or results of operations for the year ended December 31, 2003.

Certain Financial Instruments with Characteristics of both Liabilities and Equity - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of the instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be reported by stating the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statements and still existing at the beginning of the interim period of adoption. Management's adoption of this standard did not have a material effect on the Company's financial position or results of operations for the year ended December 31, 2003.


C.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

                                         2002            2003
                                         ----            ----
Equipment                             $   56,173      $   77,748
Furniture                                  2,827           2,087
                                      ----------      ----------
                                      $   59,000      $   79,835

Less: accumulated
depreciation                             (52,962)        (50,799)
                                      ----------      ----------
Property and
 equipment, net                       $    6,038      $   29,036
                                      ==========      ==========

Depreciation expense totaled $12,120 and $9,112 for the years ended December 31, 2002 and 2003, respectively.

D.    MERGER WITH NORTH ELECTRIC COMPANY, INC.

In April 2002, we closed the merger with North Electric Company, Inc., a development stage company that has not yet produced any revenues or sales. As a result of this transaction, North Electric Company, Inc. became our wholly owned subsidiary. The purchase consideration included the payment of $150,000 in cash, the issuance of 1,430,000 shares of our unrestricted common stock, with a fair value of approximately $78,000 and the issuance of 15,000,000 shares of DataMEG restricted common stock. The 1,430,000 shares were issued to North Electric Company, Inc. prior to the merger, to support North Electric Company Inc.'s operations. The restricted stock issued at the time of the merger was valued based on the fair value on the date of issuance less a 10% discount for lack of marketability for an indicated value of $405,000. The purchase price allocation was based upon an independently performed valuation. The acquisition has been accounted for under the purchase method. The total purchase price of approximately $1,090,000 includes cash of $150,000, common stock valued at approximately $483,000 ($405,000 plus $78,000) and assumed liabilities of approximately $457,000. Of the purchase price, approximately $13,000 was allocated to the fair value of property and equipment and miscellaneous current assets, approximately $207,000 was allocated to goodwill and approximately $870,000 was allocated to in-process research and development. The in-process research and development was charged to research and development expenses as of the date of the merger. The value allocated to in-process research and development was based upon an analysis of discounted estimated future cash flows over a five year period. Discounted cash flows are based on North Electric management's assumptions as follows:

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

As of the date of acquisition on April 23, 2002, North Electric Company, Inc. had two network assurance applications under development. The first application provides network level monitoring and testing for MPLS-based IP optical transport networks ("MPLS application") and the second application is designed to provide network assurance services to converged broadband IP networks ("Broadband IP application"). Based on an independent analysis and discussions with North Electric's management, both applications had not demonstrated technological or commercial feasibility. Additionally, there is no alternative use for the technology. As of the date of acquisition, the MPLS application was approximately 70% complete. Total projected costs to complete from the date of the merger are approximately $396,000. The application was expected to be completed in October 2002. The Broadband IP application was approximately 30% complete. Total projected costs to complete from the date of the merger were approximately $450,000 and the expected date of completion was March 2003. These development efforts fall within the definition of in-process research and development contained in Statement of Financial Accounting Standards ("SFAS") No. 2.

As technological feasibility of the in-process research and development has not been established and the technology has no alternative future use we believe that the replacement cost for the in-process research and development would not be substantially less than the $870,000. None of the goodwill will be recorded for income tax purposes.


E.    CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of restricted common stock as of December 31, 2003. The remaining convertible subordinated debentures total $25,000 and $20,000 at December 31, 2002 and 2003, respectively. Interest accrued related to the unconverted subordinated debentures was $13,297 and $15,963 at December 31, 2002 and 2003, respectively. The Company is in default related to payments of interest and principal at December 31, 2003.

F.    DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2002 and 2003, the Company was indebted to officers and stockholders in the amount of $63,680 and $44,680, respectively for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.


G.    LIABILITY FOR STOCK TO BE ISSUED

In 2001, the Company entered into two transactions with investors whereby the Company was required at December 31, 2001 to issue 8,085 shares of common stock. The value of the shares of stock is based upon purchase price of shares purchased or the market value of the shares at the date of commitment for a total liability at December 31, 2002 and 2003 of approximately $800.

At December 31, 2002, the balance for liability to issue stock included $50,000 that represented deposits for the issuance of stock under certain stock purchase agreements with Hickey Hill and Miami Associates. These amounts were reclassified in 2003 to accounts payable and accrued expenses when it was determined that the Company would not satisfy the liability with the issuance of stock (See Note I).

At December 31, 2002, the balance for liability to issue stock included approximately $142,000 that was related to a judgment due to an investor under litigation related to a stock purchase agreement that was to be satisfied with the issuance of ten million shares of the Company's stock. The stock was issued in January 2003 and the liability was formally satisfied on September 30, 2003 (See Note N).

At December 31, 2002, the balance for liability to issue stock included $24,000 that was related to an agreement to issue 3,000 shares of the Company's stock in lieu of cash for services rendered to the Company in 2002. The stock was valued based upon the market value of the stock on the date of the commitment to issue the stock and was subsequently issued in 2003.

At December 31, 2002, the balance for liability to issue stock included $10,000 that represented deposits for the issuance of 2,250,000 shares of the Company's stock to an investor. The stock was issued in May 2003 thus satisfying the liability.

H.    PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $702,000 and $806,000 as of December 31, 2002 and 2003, respectively.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note is guaranteed personally by the Company's President. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $270,000 as of December 31, 2003.

I.    OTHER LIABILITIES

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. On May 17, 2002, the investor filed suit against the Company and the Company's President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company's balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2002 and 2003 and is recorded in accounts payable and accrued expenses.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company's common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company's President in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and our President in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company has recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company's President in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our President defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company has recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accrued expenses.

For the year ended December 31, 2003 a loss on litigation related to these two lawsuits was recorded in the amount of $105,840 in the consolidated statements of operations.

J.    INCOME TAXES

The benefit for income taxes for the years ended December 31 are as follows:

                                 2002                2003
                                 ----                ----
Current                         $     -            $      -
Deferred                              -                   -
                                -------            --------

Total benefit for
 income taxes                   $     -            $      -
                                =======            ========


A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows for 2002 and 2003:

                                                       2002             2003
                                                       ----             ----
Computed at the expected statutory rate            $  (970,000)     $(1,329,000)
State income tax-net federal tax benefit              (171,000)        (235,000)
Add: Purchased in-process R&D                          348,000                -
      Other differences                                      -           37,000
Less: valuation allowance change                       793,000        1,527,000
                                                   -----------      -----------
Total benefit for income taxes                     $         -      $         -
                                                   ===========      ===========

Deferred tax assets and liabilities at December 31, 2002 and 2003 were as follows:

                                                     2002               2003
                                                     ----               ----
Deferred tax assets:
 Net operating loss carry forwards                $   694,000       $ 1,446,000
 Start-up costs                                     4,285,000         5,076,000
 Depreciation and amortization                         28,000            12,000
                                                  -----------       -----------
Gross deferred tax assets                           5,007,000         6,534,000

 Valuation allowance                               (5,007,000)       (6,534,000)
                                                  -----------       -----------
Net deferred tax assets                           $         -       $         -
                                                  ===========       ===========

The net increase in the valuation allowance for the years ended December 31, 2002 and 2003 was $793,000 and $1,527,000, respectively. The Company has available at December 31, 2003 approximately $1,490,000 for the parent, $1,640,000 for North Electric Company, Inc. and $490,000 for

CASCommunications, Inc. of unused operating loss carry forwards that may be applied against future taxable income that expire in 2019 through 2023. Since a consolidated tax return is not filed, any net operating loss carryforwards can only be used to offset future taxable income of the specific company. Due to stock ownership changes, the ability to benefit from the net operating loss carryforwards may be significantly restricted.


K.    RESEARCH AND DEVELOPMENT COSTS

Total research and development cost were approximately $1,232,000 and $1,179,000 for the years ending December 31, 2002 and 2003, respectively. Research and development expense for the year ending December 31, 2002 included approximately $870,000 of in-process research and development expenses related to the North Electric Company, Inc. merger.

L.    RELATED PARTY TRANSACTIONS

As of December 31, 2002 and 2003 the Company had amounts payable to various officers and stockholders (see Note F).

During 2002 and 2003, the Company's President assumed personal liability and pledged personal assets as part of several financing agreements.

M.    CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 2002, the Company had no uninsured cash balances. At December 31, 2003, the Company's uninsured cash balances were approximately $157,000.

N.    COMMITMENTS AND CONTINGENCIES

Commitments:

In May 2003, the Company signed a term sheet to acquire the additional 60% equity position in CASCommunications, Inc. The term sheet is non-binding and any subsequent definitive agreement is dependent upon a successful completion of due diligence by all parties. The terms of the purchase are based upon the valuation of the developed technology and the contacts made to date to implement the technology on a test basis. As of April 9, 2004, the developed technology has not been valued and no definitive agreement has been signed.

In September 2003, the Company signed a short-term consulting agreement with a consultant for specific management consulting services. As part of the agreement, management is required to pay $20,000 per month for three months unless the contract is extended or an employment offer is tendered and accepted. In addition, the Company granted the consultant options for 1,500,000 shares of the Company's common stock at a strike price of $0.14 per share, vesting monthly in arrears at a rate of 250,000 shares per month. In the event that the consultant becomes an employee, the Company will be required to grant additional options for 1,000,000 shares of the Company's common stock with a strike price of $0.14, vesting monthly in arrears over a twenty-four month period. In December 2003, the consulting agreement was amended to extend the term of the engagement an additional five months and granted the consultant stock options for an additional 2,500,000 of the Company's common stock at a strike price of $0.14 per share. The additional stock options vest monthly in arrears at a rate of 250,000 shares per month. The vested stock options were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $24,850 to consulting fees during the year ended December 31, 2003 related to the vested options. As of December 31, 2003, none of the vested stock options has been exercised (See Note R).

In November 2003, the Company entered into an informal agreement with an ex-employee of North Electric Company to issue 1,750,000 shares of the Company's common stock as part of a settlement agreement and release related to prior claims against the company for unpaid and additional compensation earned under certain verbal agreements. The commitment to issue stock was valued based upon the average market value of the stock during the month of November 2003. As a result the Company increased the existing liability to the employee and recorded additional consulting expense of approximately $115,000 at that time for a balance due the employee of $315,000 at December 31, 2003. The agreement was formalized and signed on February 12, 2004.

On November 30, 2003, the Company entered into an informal agreement with the president of North Electric Company related to past, present and future compensation. Under the terms of the agreement the Company committed to issue 1,770,000 shares of the Company's common stock as satisfaction for amounts owed to the president of North Electric Company in unpaid compensation through the year ended December 31, 2003. The Company committed to issue the president of North Electric Company stock options for 5,500,000 shares of the company's common stock at a strike price of $0.15 per share. 1,500,000 vested on November 30, 2003 and the balance to vest over the following 36 months and will expire three years after the date of vesting. During the year ended December 31, 2003 1,611,111 shares vested under this commitment, were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $139,522 which was charged to officers compensation. As of December 31, 2003, none of the vested stock options were exercised. The Company also increased the president of North Electric Company's annual compensation and committed to issue 500,000 shares of the Company's common stock as bonus compensation for achieving future benchmarks of which, 250,000 has been earned in the first quarter of 2004. The remainder of the 500,000 shares will be earned in the future.

Lease commitments:

In February 2003, the Company signed a sub-lease agreement for office space in Raleigh, North Carolina. The term of the lease is for 20 months beginning in April 2003 and ending in November 2004. The terms of the lease call for a base monthly payment of $2,383.

The Company leases communications equipment and owes $8,302 under capital lease agreements, which expired in January through July 2001. These capital leases are in default. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization expense.

The Company has no minimum lease payments due under the terms of non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2003.

Total rent expense for all operating leases was $110,587 and $63,673 for the years ending December 31, 2002 and 2003, respectively.

Contingencies:

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

As of December 31, 2002, the Company owed $142,388 to an investor pursuant to a judgment received related to a stock sale agreement. Pursuant to agreements with the investor, during 2003 the Company issued 10 million shares of the Company's common stock to the investor and received and additional $200,000 from the investor. The investor released the judgment and there were no remaining amounts due to the investor related to this transaction at December 31, 2003. If the investor sells the 10 million shares of common stock for an amount in excess of $2,400,000, then the Company is entitled to receive 90% of the excess as additional proceeds. No amounts have been recorded related to the additional proceeds.

During 2002, the Company received a $25,000 premium in exchange for a warrant to purchase 5 million shares of the Company's common stock. The holder exercised the warrant during 2003 in exchange for a contingent exercise price. Due to certain conditions, no amounts had to be paid against the contingent exercise price. Pursuant to the warrant agreement, the Company may be required to refund 110% of the warrant premium. No amount has been recorded against this contingent liability.

Since its inception, the Company has treated certain personnel as independent consultants per agreements with the personnel. As a result, the Company has not withheld payroll taxes or paid payroll taxes on compensation paid to the personnel. As a result, the Company may have delinquent payroll tax liabilities and related estimated penalties and interest that cannot be estimated at this time due to a history of inconsistent and unpredictable settlements with state and federal agencies in such situations. Therefore no liability has been recorded. Our President has undertaken to personally pay any such delinquent payroll tax as may be required.

O.    STOCK OPTIONS AND WARRANTS

In July 2000, the Company adopted a stock incentive plan for employees. The maximum number of shares which may be awarded under the plan is 3,000,000. Any person deemed eligible by the Stock Incentive Committee may receive shares or options under the plan; option awards may be in the form of an incentive option or a non qualified stock option. Stock options issued under the plan vest over several years, unless accelerated by the Stock Incentive Committee. All the shares authorized to be awarded under this stock option plan were granted in 2000 and 2001.


In addition, during the years ended December 31, 2002 and 2003, the Company granted options and warrants to consultants to purchase 5,400,000 and 28,099,019 shares of common stock, respectively, at prices ranging from $0.012 to $0.25 per share. The fair value of the stock options and warrants granted to consultants has been recorded as an expense in the amount of $84,376 and $610,754 for the years ended December 31, 2002 and 2003, respectively and $89,300 has been recorded as a cost of capital for the year ended December 31, 2003. Of the options and warrants granted since inception, options and warrants for 25,847,352 shares are unexercised and unexercised options expire between August 2005 and October 2008.

A summary of option and warrant activity, for both employees and consultants, for the two years ended December 31, is as follows:


                                                  Number        Price per      Weighted Average
                                                 of Shares     Share Range        Per Share
                                                 ---------   ---------------   ----------------
Outstanding, January 1, 2002                     2,517,802   $0.10 - $3.46        $    1.18
Options and warrants granted                     5,400,000   $0.0126 - $0.10      $    0.03

Options and warrants exercised                           -         -                      -
Options and warrants expired                      (217,802)  $1.73 - $3.46        $    2.48
                                           ---------------   ---------------      ---------
Outstanding, December 31, 2002                   7,700,000   $0.0126 - $0.24      $    0.04
Options and warrants granted                    28,099,019   $0.012 - $0.25       $    0.14
Options and warrants exercised                  (9,680,238)  $0.012 - $0.07       $    0.07
Options and warrants expired                      (271,429)      $0.032           $   0.032
                                           ---------------   ---------------      ---------
Outstanding, December 31, 2003                  25,847,352   $0.05 - $0.25        $    0.14
                                           ===============   ===============      =========

At December 31, 2003 the weighted average remaining life of outstanding stock options and warrants was approximately 40 months.

The Company accounted for the fair value of its options granted to employees in 2001 in accordance with APB 25. There were no options granted to employees in 2001. During 2002, the Company changed its method of accounting to follow the fair value method of SFAS No. 123.

The fair value of options and warrants granted in 2002 and 2003 are estimated on the date of the grant using a type of Black-Scholes option-pricing model. During the year ended December 31, 2002 the following assumptions were used to value grants: dividend yield of 0%, volatilities ranging from of 2.397 to 2.739, terms varied based on the negotiated term of the options agreement, and risk-free interest rates varied based on the Treasury bond yield with a term comparable to the length of the term listed in the options agreement. During the year ended December 31, 2003 the following assumptions were used to value grants: dividend yield of 0%, volatilities ranging from 2.232 to 2.503, terms varied based on the negotiated term of the options agreement, and risk-free interest rates varied based on the Treasury bond yield with a term comparable to the length of the term listed in the options agreement.

P.    NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:


                                 For the year     For the year     Cumulative from
                                 Ended            Ended            Inception (January 13,
                                 December 31,     December 31,     1999) to December 31,
                                 2002             2003             2003 (Unaudited)
Net loss
(numerator)                      $  (2,876,910)   $  (3,675,277)   $ (17,119,542)
Weighted
average Shares
(denominator)                       85,056,935      196,798,749       77,490,598
Basic and
diluted net loss
per share                        $        (.03)   $       (0.02)   $       (0.22)


As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options and warrants granted as of December 31, 2002 and 2003 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

Q.    OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At December 31, 2003, current liabilities exceed current assets by $2,329,777. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to achieve its business objectives and the success of its future operations.


R.    SUBSEQUENT EVENTS


In November 2003, the Company entered into an exclusive distribution agreement for the sale of North Electric Company products in the Pacific Rim. The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007. Under the distribution agreement, North Electric Company is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products. As of April 9, 2004, no products have been sold under this agreement.

In January 2004, the Company entered into a consulting agreement for twelve months for management services with a consultant. Under the terms of the agreement, the consultant will earn stock options for 6,882,352 of the Company's common stock at a strike price of $0.17 per share of the Company's common stock. The options will immediately vest.

In January 2004, the Company granted stock options for 5,000,000 shares of the Company's common stock at a strike price of $0.20 per share to the Company's president related to services provided to the Company in 2003. The options are fully vested and expire three years from the date of the grant. The Company performed an analysis of the value of the warrants to determine the amount of a possible expense under SFAS No. 123. Using the Black-Scholes model, the fair value of the fully vested stock options is $0 (zero) and therefore no additional compensation expense and accrued liability have been recorded for the year ended December 31, 2003.

In February 2004, the Company entered into a consulting agreement for twelve months for financial management services with a consultant. Under the terms of the agreement, the consultant is to be paid $4,000 per month and was granted stock options for 1,000,000 shares of the Company's common stock of which 150,000 shares vest immediately and the balance to vest at a rate of 75,000 per month until fully vested.

In February 2004, the Company entered into a consulting agreement for general management services. Under the terms of the agreement the consultant is granted fully vested non-qualified stock options for 2,000,000 million shares of the Company's common stock with a strike price of $0.14 per share.

In February 2004, the Company entered into a consulting agreement for general management services. Under the terms of the agreement the consultant is granted fully vested non-qualified stock options for 1,000,000 million shares of the Company's common stock with a strike price of $0.14 per share.

On February 7, 2004, the Company amended the consulting agreement dated September 1, 2003 and the amendment to that agreement dated December 1, 2003 with a management consultant. Under the amendment, any unvested portion of the previously granted stock options for four million shares and the stock options for 1 million shares of the Company's common stock that were to be granted upon consultant becoming an employee, shall vest immediately upon the signing of a Letter of Intent between the Company or any of its subsidiaries and any party to merge with the Company, acquire the Company or to be acquired by the Company either in whole or in part. As of April 9, 2004, no Letter of Intent has been signed and therefore no acceleration of previously granted stock options or grants subject to employment has occurred. (See Note N.)


In February 2004, the Company agreed to enter into formal discussion to accomplish a merger between the Company and Union Telecom Limited, a Hong Kong telecommunications provider. As of April 9, 2004, no letter of intent has been executed.

On March 5, 2004, the Company entered into two stock subscription agreements with a foreign investor to purchase 5,882,352 shares of the Company's common stock at a purchase price of $0.17 per share. As of April 9, 2004, the investor has paid $80,000 towards the purchase of the shares and none of the shares has been issued. On April 13, 2004, we received a letter from counsel of this foreign investor alleging that we had violated the Securities Act of 1933 and the Securities and Exchange Act of 1934 in connection with the issuance of our securities and the solicitation of investment funds from such investor and the general public. The letter further demanded the rescission of the investor's four stock subscription agreements, dated November 18 and December 15, 2003 and March 5, 2004 and the return of the investor's total equity investment, an amount equal to $1,080,000. Of the total investment, we received $960,000 in November and December of 2003 and the balance of $120,000 in January and March 2003. In exchange for $1,000,000 of these funds, the Company issued 8,823,528 shares of our common stock to the stockholder in December 2003. Counsel to the investor has threatened to seek legal remedies with respect to these alleged violations. The Company intends to contest these claims. No adjustments has been made in the financial statements to reflect this contingent liability as of December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years, neither our principal independent accountant nor any of our significant subsidiaries' accountants have resigned or been dismissed. During the past two fiscal years, neither we nor our significant subsidiaries have engaged a new principal accountant.

ITEM  8A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The company's Principal Executive Officer, who is also its Principal Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Controls

There has been no change in the company's internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

1) Our director, executive officers, significant employees, significant consultants and control persons as of April 9, 2004 were as follows:

NAME                         AGE                        POSITION                   POSITION SINCE
---------------------------- -------------------------- -------------------------- --------------------------
Andrew Benson                48                         President and Sole         1999
                                                        Director

Thomas A. Stroup             49                         Consultant and Member of   2003
                                                        the Advisory Group

George Giagtzis              51                         Consultant                 2004

Dr. Michael Polk             56                         Consultant and Member of   2003
                                                        the Advisory Group


Dan Ference                  54                         President and Director,    2003
                                                        North Electric Company

Each person will hold his position until the next annual meeting of the shareholders or until his successor is duly elected and qualified.

Andrew Benson, President and Sole Director

Mr. Benson has served as our president and sole director since January 1999. Mr. Benson was formerly the president and chief executive officer of Video Sentry Corporation, a business that developed and manufactured the SentryVision CCTV System. Video Sentry Corporation was founded and incorporated in 1990, introduced its line of SentryVision systems into the marketplace in 1992 and ultimately launched an initial public offering in October 1994.

VideoSentry Corporation was merged with Knogo North America in February 1997, forming a new corporation named Sentry Technology Corporation. Mr. Benson worked with Sentry Technology Corporation as a consultant from February 1997 to December 1998. In 1998, Mr. Benson joined Georgetown Ventures LLC, which funded our formation in January 1999.

Thomas A. Stroup, Consultant and Member of the Advisory Group

Mr. Stroup serves as a consultant to us and provides guidance to the chief executive officer. Since 2000, he has served as chairman of the board of directors and chief executive officer of GroupServe, Inc. in Arlington, VA. GroupServe, Inc. licenses its intellectual property developed for use by providers of collaboration tools and discussion groups. Mr. Stroup also co-founded NuRide, Inc., of Sterling, Virginia, a transportation demand and management solution enterprise, focused on the reduction of traffic congestion and automobile emission issues.

From 1997 to 2000, Mr. Stroup was president and chief executive officer of P-Com Network Services, Inc., an international telecommunications service-provider that designed and built systems in the United States, the United Kingdom and Italy. Before P-Com Network Services, Mr. Stroup was the founder, president and chief executive officer of Columbia Spectrum Management, a wireless telecommunications consulting and negotiating firm. Mr. Stroup also served as president of the Personal Communications Industry Association. Mr. Stroup currently serves on the board of directors of the Virginia Center for Innovative Technology, GroupServe, NuRide, and WhamTech. Mr. Stroup holds a B.S., summa cum laude, in Public Administration from the University of North Dakota. He is also a graduate of Georgetown University Law Center, where he served as editor of the Georgetown Law Journal.

George Giagtzis, Consultant

George A. Giagtzis has over 25 years experience in fast growth information technology, telecommunications, and internet projects and has held management positions in business development, financial operations, marketing, mergers/acquisitions, network deployment, and strategic planning with ROLM, IBM, Sprint, and Global One. He is managing director of The AxeaGroup LLC, a telecommunications and internet consulting and financial advisory firm he founded in 1998 that focuses on domestic and international mergers and acquisitions, venture capital formation, internet start-ups, and private and merchant banking activities in Northern Virginia.

He holds a B.B.A. in Accounting from the University of Houston, an M.B.A. in International Management from the American Graduate School of International Management in Arizona, and a post graduate certificate in International Business from Georgetown University.

Dr. Michael Polk, Consultant and Member of the Advisory Group

As a member of our Advisory Group, Dr. Michael Polk provides us with general consulting services. In 1983, Dr. Polk founded Management Resource Systems, an international consulting firm specializing in human resources. Since then, Dr. Polk has been retained by organizations in the telecom, computer, medical instrumentation, financial services and construction sectors, ranging from startups to international conglomerates. He was a founding board member of Applied Data Systems and currently serves on the board of directors of Tours.Com, Targeted Response Advertising, Dental+Medical and The Gilbergroup. Prior to founding Management Resource Systems, Dr. Polk held executive human resource positions at United States Leasing Corp. and Hilti, Inc. Dr. Polk holds degrees from Yale University, The University of Georgia and the University of Southern California.

Dan Ference, President and Director, North Electric Company

Mr. Ference was appointed director of North Electric Company, effective March 2003. He has served as the president of North Electric Company from September 2001 through the present. Mr. Ference has over 27 years experience in the communications industry with various voice and data products and technologies, including almost 20 years of managing research and development programs and centers. From May 1994 to June 2001, Mr. Ference was vice president of Fujitsu Network Communications' Raleigh, North Carolina Development Center, where he was responsible for overall Development Center Operations and the Network Management and related Network Element development programs. Prior to this, his career included serving at Bell Laboratories, ITT Network Systems, CIT - Alcatel, and Nortel, Inc. Mr. Ference holds a B.S. degree from Penn State University and an M.S. degree from Ohio State University both in Electrical Engineering.

Advisory Group

In August 2003, we established an Advisory Group to provide us with advisory services relating to financing and the development and commercialization of our products. In addition, the members assist our chief executive officer in the strategic direction and tactical execution of our day-to-day operations. In exchange for their services as members of the Advisory Group, we have issued options to purchase 2.5 million shares of our common stock to Dr. Polk, options to purchase 5 million shares of our common stock to Mr. Stroup and options to purchase 2 million shares of our common stock to Mr. Gilberg who is no longer a member of our advisory group. We also pay Mr. Stroup $20,000 per month in exchange for his services as a member of the Advisory Group.

The members of the Advisory Group are Andrew Benson, Thomas A. Stroup and Dr. Michael Polk.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee. Our sole director performs the functions usually designated to an audit committee. Accordingly, we do not have an audit committee financial expert. As we generate revenue in the future, we intend to identify and appoint a financial expert to serve on our audit committee.

Code of Ethics

Due to a lack of adequate resources, we have not yet adopted a code of ethics. Prior to the adoption of a code of ethics, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid to or accrued for the years ended December 31, 2003, 2002 and 2001 to our chief executive officer and our other most highly compensated executive officers who were serving as executive officers at the end of our last fiscal year. None of our other executive officers earned more than $100,000 in total annual salary and bonus in the most recently completed fiscal year.

    Name
     and
  Principal                           Annual
  Position      Year               Compensation                              Long-Term Compensation
-------------- ------ --------------------------------------- ---------------------------------------------------
                                                   Other
                                                   Annual
                         Salary       Bonus     Compensation                        Awards
                           ($)         ($)          ($)
-------------- ------ -------------- -------- --------------- ---------------------------------------------------
                                                                                               Securities
                                                                       Restricted              Underlying
                                                                          Stock                 Options/
                                                                        Award(s)                  SARs
                                                                           ($)                     (#)
-------------- ------ -------------- -------- --------------- ---------------------------------------------------
Andrew          2003     $342,794       $0                              $160,000(1)              9,000,000(1)
Benson,         2002     $229,358       $0        $      0                     0                         0
President       2001     $237,865       $0        $111,000(1)                  0                         0
and Sole
Director                                          $      0

Dan Ference,
President       2003     $131,167(2)    $0        $      0               $363,839(2)             7,270,000(2)
of North        2002     $130,000(2)    $0        $      0               $      0                1,600,000(2)
Electric
Company

(1) During the year ending December 31, 2002, Mr. Benson received cash and stock as compensation. He was granted 6,000,000 unrestricted shares of our common stock, with a fair value of $111,000 based on the market value of the stock on the date of the commitment to issue the unrestricted stock. The value of those shares is represented in Other Annual Compensation. During the year ended December 31, 2003, Mr. Benson received cash and stock as compensation. He was issued 4,000,000 restricted shares of our common stock, with a fair value of $160,000 based on the market value of the stock on the date of the commitment to issue the unrestricted stock. In addition, at December 31, 2003, the Company committed to issue Mr. Benson a stock option grant for 5,000,000 shares of our common stock with a strike price of $.20 per share as additional 2003 compensation. The options were fully vested at the time of the grant and expire three years from the date of the grant. The options were valued under a Black-Scholes model and were determined to have a fair value of $0(zero). No additional compensation was recorded in 2003 related to the commitment to issue the stock option grant.

(2) During the year ended December 31, 2002, Mr. Ference had an approved annual salary of $130,000 and received an incentive bonus in the form of 1,600,000 shares of the Company's restricted common stock . The restricted common stock was valued based on a 50% discount the market value of the stock at time of receipt, which was $0(zero). The stock was trading at $.01 per share at the time and there was serious doubt about the ability of the Company to continue as a going concern. On November 30, 2003, the Company entered into an informal agreement with Mr. Ference related to past, present and future compensation. Under the terms of the agreement the Company committed to issue 1,770,000 shares of the Company's common stock as satisfaction for amounts owed to Mr. Ference in unpaid compensation through the year ended December 31, 2003. The Company committed to issue Mr. Ference stock options for 5,500,000 shares of the company's common stock at a strike price of $0.15 per share. 1,500,000 vested on November 30, 2003 and the balance to vest over the following 36 months and will expire three years after the date of vesting. During the year ended December 31, 2003 1,611,111 shares vested under this commitment, were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $139,522 which was charged to officers compensation. As of December 31, 2003, none of the vested stock options were exercised. The Company also increased Mr. Ference's annual compensation and committed to issue 500,000 shares of the Company's common stock as bonus compensation for achieving future benchmarks of which, 250,000 has been earned in the first quarter of 2004. The remainder of the 500,000 shares will be earned in the future.

During the 2003 fiscal year our executive officers had no outstanding options or SARs, however, in the fourth quarter of 2003 we committed to issue stock option grants for services rendered during 2003. Of the committed stock option grants, 1,611,111 shares are assumed to have vested as of December 31, 2003. We do not have a Long-Term Incentive Plan.


                                                     Percent of total
                          Number of Securities         Options/SARs
                           Underlying Options/     Granted to Employees   Exercise or base
Name                        SARs Granted (#)          In fiscal year        Price ($/sh)     Expiration Date
----------------------- -------------------------- ---------------------- ------------------ ----------------
AndrewBenson                     5,000,000(1)               46.2%          $0.20 per share   January 1, 2007
Dan Ference                      5,500,000(2)               50.8%          $0.15 per share   November 2006
                                                                                             through
                                                                                             November 2009

(1) The options were granted January 1, 2004 and are fully vested.

(2) The options were granted November 30, 2003 with 1,500,000 immediately vesting and the remainder to vest on a monthly basis over the next three years. Options expire three years from date of vesting or November 2006 through November 2009.

Employment contracts

We do not have any employment agreements with our executive officers.

Directors' Remuneration

We do not currently compensate our directors for serving on the board of directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the following information about the beneficial ownership of our common stock as of February 23, 2004 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We are not aware of any beneficial owner of more than 5% of the outstanding common stock other than as set forth in the following table. Unless otherwise indicated, the address of each named beneficial owner or executive officer is c/o DataMEG Corp., P.O. Box 130145, Boston, MA 02113.


NAME AND ADDRESS OF                    AMOUNT AND NATURE OF
BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP                PERCENT OF CLASS(3)
------------------------------------   -------------------------------     -------------------
Andrew Benson                                               21,763,668(2)                 9.60%

La Jolla Cove Investors, Inc.                               16,000,000                    7.06%
7817 Herschel Ave., Suite 200
La Jolla, CA 92037

NAME AND ADDRESS OF DIRECTOR
OR EXECUTIVE OFFICER

Andrew Benson                                               21,763,668(2)                 9.60%

Dan Ference                                                  9,530,000(4)                 4.20%

Directors and Officers as a Group                           31,293,668                   13.80%

(1) Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes of this chart, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days after February 23, 2004 through the exercise of warrants or options or the conversion of convertible securities.

(2) Including 5,000,000 shares of our common stock that Mr. Benson has the right to acquire through the exercise of fully vested stock options.

(3) Each beneficial owner's, director's or executive officer's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days after February 23, 2004 have been exercised.

(4) Including a commitment to issue 1,770,000 shares of our common stock in lieu of cash as compensation for prior services rendered to North Electric Company, Inc. and stock options for the purchase of 5,500,000 shares of common stock.


ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 18, 2001 we entered into a short-term loan agreement with North Atlantic Partners, LLP for

$120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of our stock owned and pledged by our president. On May 17, 2002, the investor filed suit against us and our president for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded on our balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2003. We issued to our president 3,272,727 shares of common stock in August 2002 to replace his forfeited pledged stock.

During 2002, we entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC to purchase shares of our common stock. We discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. Hickey Hill Partners LLC filed a lawsuit against us and our president in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against us and our president in the amount of $64,352, increasing at an interest rate of 6% a year.

Miami Associates Investors, LLC also filed a lawsuit against us and our president in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that we and our president defaulted. A final judgment was entered against us on and our president on December 5, 2003, in the amount of $117,807.49.

On July 9, 2003, we executed a promissory note in favor of James G. Dodrill II in the amount of $247,507.27 at an interest rate of 18%. Our president also signed the promissory note as a guarantor. The full amount of the note was due on August 15, 2003.

ITEM  13. EXHIBITS AND REPORTS ON FORM 8-K

3.1.1 Restated Certificate of Incorporation, as filed with the New York Department of State on August 4, 2000 filed as exhibit 3.1.1 to the Form SB-2 dated August 6, 2003 and incorporated herein by reference.

3.1.2 Certificate of Exchange of Shares, as filed with the New York Department of State on August 4, 2000 filed as exhibit 3.1.2 to the Form SB-2 dated August 6, 2003 and incorporated herein by reference.

3.1.3 Certificate of Amendment, as filed with the New York Department of State on September 7, 2000 filed as exhibit 3.1.3 to the Form SB-2 dated August 6, 2003 and incorporated herein by reference.

3.1.4 Certificate of Amendment as filed with the New York Department of State on August 7, 2002 filed as exhibit 3.1.4 to the Form SB-2 dated August 6, 2003 and incorporated herein by reference.

3.1.5 Certificate of Amendment as filed with the New York Department of State on December 31, 2002 filed as exhibit 3.1.5 to the Form SB-2 dated August 6, 2003 and incorporated herein by reference.

3.1.6 Certificate of Amendment as filed with the New York Department of State on May 12, 2003 filed as exhibit 3.1.6 to the Form SB-2 dated August 6, 2003 and incorporated herein by reference.

3.2 By-Laws filed as exhibit 3.2 to the Form SB-2 dated August 6, 2003 and incorporated herein by reference.

10.1 Subscription Agreement to purchase 1,000,000 shares of the registrant's common stock between the registrant and Lawrence A. Rybacki dated July 15, 2003 filed as exhibit 10.1 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.2 Subscription Agreement to purchase 750,000 shares of the registrant's common stock between the registrant and Leroy S. Bren dated July 17, 2003 filed as exhibit 10.2 to the Form SB-2/A dated February

27, 2004 and incorporated herein by reference.

10.3 Letter Agreement, Dated August 1, 2003, by and among DataMEG and AMT Management Co filed as exhibit 10.3 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.4 Amendment to Original Agreement, dated November 18, 2003, by and among DataMEG Corp. and AMT Management Co filed as exhibit 10.4 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.5 Consulting Agreement, dated January 15, 2004, by and among DataMEG and Michael Mitsunaga filed as exhibit 10.5 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.6 Settlement Agreement And Mutual Release, dated as of February 12, 2004, by and among DataMEG and Rex Hestor filed as exhibit 10.6 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.7   Rex Hester Stock Lock-up Agreement, dated as of January 2004 filed as exhibit 10.7 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.8 DataMEG Corp. Option Agreement, dated January 1, 2004, by and among DataMEG and Andrew Benson filed as exhibit 10.8 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.9 Consulting Agreement, dated September 1, 2003, by and among DataMEG and Thomas Stroup filed as exhibit 10.9 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.10 Consulting Agreement Amendment, dated December 1, 2003, by and among DataMEG and Thomas Stroup filed as exhibit 10.10 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.11 Consulting Agreement Amendment, dated February 7, 2004, by and among DataMEG and Thomas Stroup filed as exhibit 10.11 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.12 Exclusive Distribution Agreement, dated January 1, 2004 by and among North Electric Company, Inc. and International Network Technology, Ltd.

21.1   Subsidiaries of the registrant

31.1 Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on 8-K

On December 1, 2003, we filed a report on Form 8-K announcing the execution of a product-distribution agreement.

On December 4, 2003, we filed a report on Form 8-K announcing an agreement with AMT Holdings to receive additional funding.

On December 8, 2003, we filed a report on Form 8-K clarifying the details regarding an erroneous non-compliance designation appearing next to our stock symbol.

On December 17, 2003, we filed a report on Form 8-K announcing the a key consultant to use had renewed his contract.

On December 31, 2003, we filed a report on Form 8-K announcing that we had received the balance of the $1,000,000 funding agreement from AMT Management, Inc.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal Year                             Audit                       All
Ended                Audit              Related       Tax           Other         Total
December 31,         Fees (1)           Fees (2)      Fees (3)      Fees (4)      Fees
-------------------  -----------------  ------------  ------------  ------------  ------------
2002                            98,000             0             0             0        98,000

2003                            81,000             0         2,000             0        83,000

Total                          179,000             0         2,000             0       181,000

     (1) The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the registrant's financial statements included in the registrant's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.
     (2) The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)1 of Schedule 14A.
     (3) The aggregate fees billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All the fees billed under this item in 2002 and 2003 were for tax compliance services.
     (4) The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)1 through 9(e)3 of Schedule 14A (See
         (1), (2), and (3) above).

Audit Committees Pre-Approval Policies and Procedures

     Our president and sole director pre-approves all professional services and fees provided by our principal accountants. During 2002 and 2003, our sole director approved only professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years and tax compliance.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    DataMEG, Corp.
                                        ---------------------------------------
                                                    (Registrant)

                                 By              /s/ Andrew Benson,
                                        ---------------------------------------
                                            Andrew Benson, President, Sole
                                           Director and Principal Financial
                                                       Officer

                                 Date:             April 14, 2004
                                        ---------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By             /s/ Andrew Benson
                                        ---------------------------------------
                                            Andrew Benson, President, Sole
                                        Director and Principal Financial Officer

                                 Date             April 14, 2004
                                        ---------------------------------------