Form 10KSB/A
period 2003-12-31
DATAMEG CORP
filed 2004-04-20
CIK 716749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

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

                                    Overview

We are a development stage technology company focused on developing new technologies, software applications and products primarily for the data and telecommunications industries. We recently completed the initial release of our Network Assurance Product. However, we have earned no revenues since we commenced our current business.

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

The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2003:

                                                                                  Number of securities
                                                                                   remaining available
                               Number of Securities to     Weighted-average     for future issuance under
                                          be                  exercise             equity compensation
                               issued upon exercise of   price of outstanding        plans (excluding
                                 outstanding options,         options,           securities reflected in
Plan Category                    warrants and rights      warrants and rights          column (a))
---------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                  --                       --                  --

Equity compensation plans
not approved by security
holders                               25,847,352                $    0.14                  --

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

North Electric Company

During the next twelve-month period beginning February 2004, our wholly owned subsidiary North Electric Company, plans to focus on establishing customers and Marketing and Sales partners for distribution and sales of its Network Assurance System. If the required funding becomes available, North Electric Company expects to have its Network Assurance System product ready for customer evaluation and sale during the first half of 2004. We are actively seeking customers to evaluate and purchase North Electric Company's product. We are also actively seeking partners with considerable market presence that would broaden the customer reach for North Electric Company's products. To accomplish the execution of our customer and partner goals for North Electric Company, we estimate that cash flow needed for operations for the next 12 months beginning February 2004 is $2,830,000 broken down by quarter as follows:

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


                                                    DataMEG, Corp.
                                        ---------------------------------------
                                                    (Registrant)

                                 By              /s/ Andrew Benson,
                                        ---------------------------------------
                                            Andrew Benson, President, Sole
                                           Director and Principal Financial
                                                       Officer

                                 Date:             April 20, 2004
                                        ---------------------------------------

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

                                 By             /s/ Andrew Benson
                                        ---------------------------------------
                                            Andrew Benson, President, Sole
                                        Director and Principal Financial Officer

                                 Date             April 20, 2004
                                        ---------------------------------------