Form 10QSB
period 2004-03-31
DATAMEG CORP
filed 2004-05-21
CIK 716749

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file Number 0-12943

DATAMEG CORP.
(Name of Small Business Issuer in Its Charter)

New York	13-3134389
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
P.O. Box 130145, Boston, MA	02113
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (617)720-1031

        Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 224,494,898 shares of common stock outstanding as of March 31, 2004.

        Transitional Small Business Disclosure Format (Check one): Yes ☐;    No ☒

PART I

Item 1.    Financial Statements

INDEX
DataMEG Corp. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Financial Statements
For the Three Months Ended March 31, 2003 and 2004

DataMEG Corp. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31, 2003	March 31, 2004 (unaudited)
ASSETS
CURRENT ASSETS:
Cash	$312,321	$—

Total current assets	312,321	—
PROPERTY AND EQUIPMENT, net	29,036	25,980
INVENTORY	—	61,835
OTHER ASSETS:
Goodwill	206,746	206,746
Prepaid expenses	17,267	20,883
Deposits	6,945	2,383

Total other assets	230,958	230,012

	$572,315	$317,827

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Capital lease obligation	$8,302	$8,302
Promissory notes	1,075,896	1,114,476
Accounts payable and accrued expenses	777,500	1,080,937
Accrued compensation	695,891	884,249
Due to stockholders and officers	265,180	44,680
Convertible subordinated debentures	20,000	20,000
Liability for stock to be issued	818	80,818

Total current liabilities	2,843,587	3,233,462
Total liabilities	2,843,587	3,233,462
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)
STOCKHOLDERS' EQUITY (DEFICIT):
Class A convertible preferred stock, $.01 par value, 8,000,000 shares authorized at December 31, 2003 and March 31, 2004; 2,000,000 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	20,000	20,000
Class B convertible preferred stock, $.15 par value, 2,000,000 shares authorized at December 31, 2003 and March 31, 2004; 50,000 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	7,500	7,500
Common stock, $.01 par value; 340,000,000 shares authorized at December 31, 2003 and March 31, 2004; 226,029,772 and 224,494,898 issued and outstanding at December 31, 2003 and March 31, 2004, respectively	2,260,298	2,244,949
Common stock subscriptions receivable	(120,056)	(56)
Additional paid-in capital	12,889,175	12,821,607
Treasury stock	(75,392)	(75,392)
Stock options	1,025,155	1,965,351
Deferred compensation	(42,917)	—
Accumulated deficit during development stage	(18,167,096)	19,831,655

Total stockholders' equity (deficit)	(2,203,333)	2,847,696

	$572,315	$317,827

The accompanying notes are an integral part of these consolidated financial statements.

DataMEG Corp. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the three months ended March 31, 2003 (unaudited)	For the three months ended March 31, 2004 (unaudited)	Cumulative from inception (January 13, 1999 to March 31, 2004) (unaudited)
REVENUE	$—	$—	$—
COST OF REVENUES	—	—	—

Gross Profit	—	—	—
OPERATING EXPENSES:
General and administrative	767,812	1,269,958	15,243,077
Research and development	168,348	352,689	4,061,848

Total operating expenses	934,160	1,622,647	19,304,925

Loss from operations	(934,160)	(1,622,647)	(19,304,925)
OTHER INCOME (EXPENSES):
Interest income	—	—	225
Interest expense	(36,402)	(41,912)	(369,777)
Loss on acquisition fee	—	—	(123,950)
Loss on disposal of property and equipment	—	—	(1,459)
Loss on impairment of patents	—	—	(127,274)
Loss on litigation	(8,900)	—	(159,240)
Realized gains on sale of securities	—	—	8,530

Total other income (expenses)	(45,302)	(41,912)	(772,945)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND MINORITY INTEREST	(979,462)	(1,664,559)	(20,077,870)
Benefit for income taxes	—	—	—

LOSS BEFORE MINORITY INTEREST	(979,462)	(1,664,559)	(20,077,870)
MINORITY INTEREST	27,212	—	246,215

NET LOSS	$(952,250)	$(1,664,559)	$(19,831,655)

Net loss per common share (basic and diluted)	$(0.01)	$(0.01)	$(0.23)

Weighted average number of common shares outstanding	171,112,532	225,304,002	85,124,993

The accompanying notes are an integral part of these consolidated financial statements.

DataMEG Corp.and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	For the three months ended March 31, 2003 (unaudited)	For the three months ended March 31, 2004 (unaudited)	Cumulative from inception (January 13, 1999) to March 31, 2004) (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(952,250)	$(1,664,559)	$(19,831,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,242	3,056	78,666
Stock issued for purchase of in-process R&D	—	—	870,600
Stock issued, or to be issued, in lieu of cash for professional services	502,901	40,000	7,225,799
Stock issued to officers for reimbursement of corporate expenses or compensation	160,000	—	1,762,781
Stock options and warrants issued in lieu of cash for professional services	12,000	719,696	2,514,845
Property and equipment given in lieu of cash for professional services	—	—	15,475
Realized gains on sales of investments	—	—	(8,530)
Loss on acquisition fee	—	—	123,950
Loss on disposal of property and equipment	—	—	1,459
Loss on impairment of patent	—	—	127,274
Loss on litigation	8,900	—	159,240
Minority interest	(27,212)	—	(155,893)
Stock issued in lieu of financing costs	—	—	140,250
Changes in assets and liabilities affecting operations:
Prepaid expenses	(4,767)	(3,616)	(8,383)
Deposits	—	4,562	24,548
Promissory notes	25,822	38,580	867,469
Accounts payable and accrued expenses	73,959	303,437	1,182,072
Accrued compensation	(32,935)	188,358	546,432
Due to stockholders and officers	(3,100)	—	15,102
Liability for stock to be isssued	—	—	40,813
Short-term note payable	—	—	10,909

Net cash used in operating activities	(235,440)	(370,486)	(4,212,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,304)	—	(71,964)
Purchases of inventory	—	(61,835)	(61,835)
Payments for intangible assets	—	—	(127,274)
Payments for security deposits	(2,383)	—	(81,931)
Investment in subsidiary	—	—	(149,312)
Purchases of investments	—	—	(20,000)
Sales of investments	—	—	28,530

Net cash used in investing activities	(4,687)	(61,835)	(483,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from shareholder	—	—	26,000
Repayment of loan from shareholder	—	—	(26,000)
Proceeds from short-term loan	77,000	—	120,000
Repayment of capital lease obligations	—	—	(32,002)
Net proceeds from issuance of stock	93,700	40,000	4,257,967
Net proceeds from stock to be issued	63,000	80,000	286,000
Proceeds from investments in subsidiary	—	—	25,000
Proceeds from issuance of warrants	—	—	25,000
Repayment of promissory note	—	—	(500)
Payment for treasury stock	—	—	(125,392)
Proceeds from issuance of debentures	—	—	139,990

Net cash provided by financing activities	233,700	120,000	4,696,063

NET CHANGE IN CASH	(6,427)	(312,321)	—
CASH, BEGINNING OF PERIOD	9,319	312,321	—

CASH, END OF PERIOD	$2,892	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of property and equipment with capital lease	$—	$—	$42,540

Issuance of stock in exchange for notes receivable	$—	$—	$656,251

Issuance of stock in exchange for notes payable	$179,219	$—	$279,405

Stock issued as a reduction of the liability for stock to be issued	$124,000	$—	$1,675,234

Stock issued in lieu of deferred financing costs	$—	$—	$140,250

Stock issued in lieu of deferred compensation	$—	$—	$47,400

Stock issued in purchase of subsidiary	$—	$—	$483,658

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Interest paid	$—	$—	$6,612

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    BASIS OF PRESENTATION AND ORGANIZATION

        DataMEG Corp. is a technology holding company focused through the Company's subsidiaries on developing new technologies, software applications, and products primarily serving the telecommunications sector. The Company trades on the Over-the-Counter bulletin board under the symbol DTMG.

        DataMEG Corp. is a New York corporation and was incorporated in October 1982 as The Viola Group, Inc. In August 2000, the Company exchanged 90% of our common stock for 100% of the stock of DataMEG Corp., a Virginia corporation, that was incorporated in January 1999. The Company subsequently changed its name to DataMEG Corp. and is the successor in business operations of the Virginia DataMEG.

        DataMEG Corp. has two subsidiaries: CASCommunications, Inc., a Florida corporation, of which the Company owns 40%, and North Electric Company, Inc., a North Carolina corporation, which the Company wholly owns. DataMEG Corp. and its subsidiaries individually and collectively are a development stage enterprise.

        CASCommunications focuses on developing devices related to high-speed broadband access. CASCommunications' initial focus is in developing a device that will accelerate the speed of information over the part of the cable fiber between the neighborhood network hub to the home of each end user, this part is often called the last mile. CASCommunications' device is based on a communication technology called MPTC—Multi Phase Poly Tone Communication. MPTC delivers new advantages to the cable operator compared to existing last mile high-speed communication technologies.

        North Electric focuses on becoming a provider of network assurance products and services. North Electric network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. North Electric has developed their NAS-6131 Network Assurance System that will cover the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. Communications networks that deploy advanced technologies will receive additional fault isolation and related benefits. North Electric is actively pursuing near-term sales opportunities for its NAS-6131 Network Assurance System and anticipates realization of these opportunities in the near-term. North Electric anticipates that prospective customers will begin testing the NAS-6131 Network Assurance System during the second quarter of 2004, with revenue expected from initial sales in the third quarter of 2004. Nonetheless, as a development stage company introducing a new product, the Company cannot assure you that it will successfully arrange suitable test sites, that the system will perform successfully or that customers will purchase the system during these timeframes, if at all.

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

        CASCommunications had no recorded assets as of March 31, 2004 and had a loss before minority interest of $0 (zero) for the three months ended March 31, 2004. No consolidated assets are collateral for liabilities of CASCommunications. DataMEG has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of March 31, 2004.

        Except for the consolidated balance sheet of the Company as of December 31, 2003, which is derived from audited financial statements as modified in Note B, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

        The consolidated financial statements and notes are presented as required by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto filed with the Securities and Exchange Commission ("SEC") in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

B.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MODIFICATION TO STOCK OPTION VALUES

        In connection with the preparation of our financial statements, we have determined that our calculations of the fair value of options granted to employees and consultants were computed using erroneously calculated values for volatility. These mathematical errors were due to mechanical errors in the use of computer software designed to calculate the Black-Scholes analyses and caused the volatility values to be generally understated. For example, for options granted on August 15, 2003, we used a volatility value of 2.323% instead of 232.3%. Furthermore, upon a thorough review of all our stock option valuations, it was determined that the use of adjusted historical values was more appropriate given the market history of the Company as compared to similar organizations. For example, in the case mentioned above it was determined that a volatility value of 63% was more appropriate than even the historical value of 232.3%. All option values in these financial statements have been recalculated using more appropriate volatility values. Accordingly, the fair value of the options granted to employees and consultants for prior periods has been modified. None of these modifications, which are solely for accounting purposes, has any impact on our cash, cash equivalents, or cash flows. We intend to evaluate the need to restate our previously reported financial statements as a result of these mathematical errors and internal reviews of appropriate adjusted historical volatility values.

RECENT ACCOUNTING PRONOUNCEMENTS

        There are no new accounting pronouncements that have a material effect on the Company's financial position or results of operations for the three months ended March 31, 2004.

C.    CONVERTIBLE SUBORDINATED DEBENTURES

        In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of restricted common stock as of December 31, 2003. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2003 and March 31, 2004. Interest accrued related to the unconverted subordinated debentures was $15,963 and $16,570 at December 31, 2003 and March 31, 2004, respectively. The Company is in default related to payments of interest and principal at March 31, 2004.

D.    DUE TO STOCKHOLDERS AND OFFICERS

        As of December 31, 2003 and March 31, 2004, the Company was indebted to officers and stockholders in the amount of $265,180 and $44,680, respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation shown on the balance sheets.

E.    PROMISSORY NOTES

        On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $806,000 and $833,000 as of December 31, 2003 and March 31, 2004, respectively.

        In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,007. The note is guaranteed personally by the Company's President. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and total interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $270,000 and $282,000 as of December 31, 2003 and March 31, 2004, respectively.

F.    OTHER LIABILITIES

        On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. On May 17, 2002, the investor filed suit against the Company and the Company's President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company's balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2003 and March 31, 2004 and is recorded in accounts payable and accrued expenses.

        During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company's common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the Investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company's President in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and our President in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company has recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at March 31, 2004 was approximately $65,000.

        Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company's President in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our President defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company has recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. The balance, including accrued interest, at March 31, 2004 was approximately $120,000.

G.    RELATED PARTY TRANSACTIONS

        As of December 31, 2003 and March 31, 2004, the Company had amounts payable to various officers and stockholders (See Note D).

        During 2003, the Company's President assumed personal liability and pledged personal assets as part of several financing agreements.

H.    CONCENTRATION OF CREDIT RISK

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 2003, the Company's uninsured cash balances were approximately $157,000. At March 31, 2004, the Company had no uninsured cash balances.

I.    COMMITMENTS AND CONTINGENCIES

Commitments:

        In May 2003, the Company signed a term sheet to acquire the additional 60% equity position in CASCommunications, Inc. The term sheet is non-binding and any subsequent definitive agreement is dependent upon a successful completion of due diligence by all parties. The terms of the purchase are based upon the valuation of the developed technology and the contacts made to date to implement the technology on a test basis. As of May 15, 2004, the developed technology has not been valued and no definitive agreement has been signed.

        In September 2003, the Company signed a short-term consulting agreement with a consultant for specific management consulting services. As part of the agreement, management is required to pay $20,000 per month for three months unless the contract is extended or an employment offer is tendered and accepted. In addition, the Company granted the consultant options to acquire 1,500,000 shares of the Company's common stock at a strike price of $0.14 per share, vesting monthly in arrears at a rate of 250,000 shares per month. In the event that the consultant becomes an employee, the Company will be required to grant additional options to acquire 1,000,000 shares of the Company's common stock with a strike price of $0.14, vesting monthly in arrears over a twenty-four month period. In December 2003, the consulting agreement was amended to (1) extend the term of the engagement an additional five months and (2) grant the consultant stock options for an additional 2,500,000 of the Company's common stock at a strike price of $0.14 per share. The additional stock options vest monthly in arrears at a rate of 250,000 shares per month. The vested stock options were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $92,325 to consulting fees during the three months ended March 31, 2004 related to the vested options. As of March 31, 2004, none of the vested stock options had been exercised.

        On February 7, 2004, the Company amended the consulting agreement dated September 1, 2003 and the amendment to that agreement dated December 1, 2003 with the management consultant noted above. Under the amendment, any unvested portion of the previously granted stock options for four million shares and the stock options for one million shares of the Company's common stock that were to be granted upon consultant becoming an employee, shall vest immediately upon the signing of a Letter of Intent between the Company or any of its subsidiaries and any party to merge with the Company, acquire the Company or to be acquired by the Company either in whole or in part. As of May 15, 2004, no Letter of Intent has been signed and therefore no acceleration of previously granted stock options or grants subject to employment has occurred.

        In November 2003, the Company entered into an informal agreement with an ex-employee of North Electric Company to issue 1,750,000 shares of the Company's common stock as part of a settlement agreement and release related to prior claims against the Company for unpaid and additional compensation earned under certain oral agreements. The commitment to issue stock was valued based upon the average market value of the stock during the month of November 2003. As a result, the Company increased the existing liability to the employee and recorded additional compensation expense of approximately $115,000 at that time for a balance due the employee of $315,000 at December 31, 2003 and March 31, 2004. The agreement was formalized and signed on February 12, 2004. As of March 31, 2004, none of the shares have been issued.

        On November 30, 2003, the Company entered into an informal agreement with the President of North Electric Company related to past, present and future compensation. Under the terms of the agreement the Company committed to issue 1,770,000 shares of the Company's common stock as satisfaction for amounts owed to the President of North Electric Company in unpaid compensation through the year ended December 31, 2003. The Company committed to issue the President of North Electric Company stock options to acquire 5,500,000 shares of the Company's common stock at a strike price of $0.15 per share. Of these shares, options to acquire 1,500,000 shares vested on November 30, 2003 and the balance will vest over the following 36 months and will expire three years after the date of vesting. During the three months ended March 31, 2004, options to acquire 333,333 shares vested under this commitment, were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $32,800 which was charged to officers compensation. As of March 31, 2004, none of the vested stock options were exercised. The Company also increased the President of North Electric Company's annual compensation and committed to issue 500,000 shares of the Company's common stock as bonus compensation for achieving future benchmarks of which, 250,000 was earned in the first quarter of 2004 and additional compensation expense was recorded in March 2004 for approximately $43,000. The remaining 250,000 shares were to be earned in future periods. None of the 1,770,000 committed shares and none of the 500,000 bonus shares had been issued as of March 31, 2004

        In November 2003, the Company entered into an exclusive distribution agreement for the sale of North Electric Company products in the Pacific Rim. The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007. Under the distribution agreement, North Electric Company is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products. As of May 15, 2004, no products have been sold under this agreement. Although North Electric had a readily deployable product as of May 15, 2004, the distributor had yet to position and market the product to our satisfaction. We will revisit this relationship once we have established our first testing site in North America.

        In February 2004, the Company entered into a consulting agreement for twelve months for financial management services with a consultant. Under the terms of the agreement, the consultant is to be paid $4,000 per month and was granted stock options to acquire 1,000,000 shares of the Company's common stock of which 150,000 shares vested immediately and the balance will vest at a rate of 75,000 per month until fully vested. As of March 31, 2004, the Company recorded as an expense $14,400 which was charged to consulting fees.

Contingencies:

        During 1999, the Company entered into an agreement with a consulting firm for services rendered over the period October 1999 through June 2000. The agreement with the consultant may call for additional consideration totaling 4% of outstanding stock in warrants or warrants for 1,320,000 shares of the Company's common stock at a strike price of $2.30 per share, contingent upon the consummation of the share exchange. The Company performed an analysis of the value of the warrants to determine the amount of a possible expense under SFAS No. 123. Using the Black-Scholes model, if the warrants had been issued when the agreement was signed, they would have been valued at approximately $3.5 million. The Company believes that no such additional compensation is due to the consultant under the terms of the agreement. No amount has been recorded related to the possible requirements to issue warrants.

        As of December 31, 2002, the Company owed $142,388 to an investor pursuant to a judgment received related to a stock sale agreement. Pursuant to agreements with the investor, during 2003, the Company issued 10 million shares of the Company's common stock to the investor and received an additional $200,000 from the investor. The investor released the judgment and there were no remaining amounts due to the investor related to this transaction at March 31, 2004. If the investor sells the 10 million shares of common stock for an amount in excess of $2,400,000, then the Company is entitled to receive 90% of the excess as additional proceeds. No amounts have been recorded related to the additional proceeds.

        During 2002, the Company received a $25,000 premium in exchange for a warrant to purchase 5 million shares of the Company's common stock. The holder exercised the warrant during 2003 in exchange for a contingent exercise price. Due to certain conditions, no amounts had to be paid against the contingent exercise price. Pursuant to the warrant agreement, the Company may be required to refund 110% of the warrant premium. It is management's opinion that a situation resulting in a repayment of the premium is unlikely to occur given the fair value of stock since the issuance of the stock and therefore, no amount has been recorded against this contingent liability.

        Since its inception, the Company has treated certain personnel as independent consultants per agreements with the personnel. As a result, the Company has not withheld payroll taxes or paid payroll taxes on compensation paid to the personnel. As a result, the Company may have delinquent payroll tax liabilities and related estimated penalties and interest that cannot be estimated at this time due to a history of inconsistent and unpredictable settlements with state and federal agencies in such situations. Therefore, no liability has been recorded. Our President has undertaken to personally pay any such delinquent payroll tax as may be required.

J.    NET LOSS PER COMMON SHARE

        As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Three Months Ended March 31, 2003 (Unaudited)	For the Three Months Ended March 31, 2004 (Unaudited)	Cumulative from Inception (January 13, 1999) to March 31, 2004 (Unaudited)
Net loss (numerator)	$(952,250)	$(1,664,559)	$(19,831,655)
Weighted average Shares (denominator)	171,112,532	225,304,002	85,124,993
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.23)

        As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options and warrants granted as of March 31, 2003 and 2004 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

K.    OPERATING LOSSES

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At March 31, 2004, current liabilities exceed current assets by $3,233,462. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company's ability to achieve its business objectives and the success of its future operations.

L.    SUBSEQUENT EVENTS

        In February 2004, the Company agreed to enter into formal discussion to accomplish a merger between the Company and Union Telecom Limited, a Hong Kong telecommunications provider. As of May 15, 2004, no letter of intent has been executed. The Company is reviewing the opportunities represented in these discussions and will decide whether to proceed following the introduction of products available through their wholly-owned subsidiary, North Electric Company, into the North America telecommunications market. The Company feels that they have imminent sales opportunities for North Electric's NAS 6131 Network Assurance System will provide the Company with a stronger position in these and other discussions.

        On March 5, 2004, the Company entered into two stock subscription agreements with a foreign investor to purchase 5,882,352 shares of the Company's common stock at a purchase price of $0.17 per share. As of May 15, 2004, the investor has paid $80,000 towards the purchase of the shares. In April 2004, the Company issued 2,941,176 shares restricted Common Stock to the investor with the understanding that the investor was sending the Company $500,000. The Company has asked that the investor return this certificate. Once returned, the Company will issue 470,588 shares to accommodate the $80,000 investment that was made. There is no further activity anticipated regarding this matter, based on discussions with the investor's legal counsel.

        In April 2004, the Company entered into an agreement with a consultant to provide financial management services. Under the terms of the agreement, the Company is required to make a stubbed payment of $4,000 in April 2004 and monthly payments in the amount of $8,500 beginning in May 2004.

        In April 2004, the Company obtained a credit facility to finance the product inventory and manufacturing requirements for North Electric Company, Inc. The facility will be for a period of one year subject to extension by the mutual consent of both parties. Advances will equal up to seventy percent of a purchase order depending upon the credit profile of the customer. No advances will be made for soft costs and the advances will accrue interest at a rate of 5% of any outstanding balances.

        In May 2004, the Company entered into agreements to issue convertible notes to seven (7) investors for a total of $87,500. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between three and six months of the original issuance date of the notes into approximately 1,750,000 shares. The notes will automatically convert to shares if not converted prior to October 27, 2004. The Company will, not later than four months after the conversion of the notes and in no event later than December 27, 2004, cause the shares issued upon conversion to be registered with the United States Securities and Exchanges Commission for resale at the sole expense of the Company. As of May 15, 2004, all the funds had been received and the related convertible notes were being drawn up.

Item 2.    Plan of Operation

        We are a technology company focused on developing new technologies, software applications, and products primarily serving the telecommunications sector. We operate through two subsidiaries, North Electric Company and CasCommunications. We own 100% of North Electric Company and 40% of CasCommunications.

        The following discussion of our plan of operation for the next twelve months should be read in conjunction with the consolidated financial statements and the attached notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. See "Note Regarding Forward-Looking Statements and Related Risk" on page 4.

North Electric Company

        During the next twelve-month period beginning April 2004, our wholly owned subsidiary North Electric Company, plans to focus on securing customers and partners. We are actively seeking customers to evaluate and purchase North Electric Company's products. We are also actively seeking partners with considerable market presence that would broaden the customer reach for the North Electric Company products. To accomplish the securing of customer and partner goals of North Electric Company, we estimate that cash flow needed for operations for the next 12 months beginning April 2004 is $2,830,000 broken down by quarter as follows:

$(000)	Q1	Q2	Q3	Q4	Total
Capital Expenditures	$30	$50	$50	$50	$180
R&D	$400	$550	$640	$640	$2,230
SG&A	$100	$100	$110	$110	$420

Total	$530	$700	$800	$800	$2,830

CasCommunications

        During the next twelve-month period, CasCommunications plans to continue to focus on its previously defined course of technology and product development, as noted above. The majority of CasCommunications' expenditures and resources will continue to center on technology development with a minority allocated to market development. Cash flow needed for operations for the next 12 months is broken down by quarter as follows and includes salaries and expenses related to corporate activity:

$(000)	Q1	Q2	Q3	Q4	Total
R&D	$10	$220	$220	$220	$670
SG&A	$10	$20	$20	$20	$70

Total	$20	$240	$240	$240	$740

        Although an investor had originally committed to make a $1,000,000 investment in DataMEG Corp., we have only received $80,000 of the investment as of March 31, 2004 and therefore have elected to seek other sources of continued funding. Current cash on hand will not be adequate to execute our plan of operation in the long-term. We continue to seek additional financing through the offering and sale of our securities. Given the losses incurred to date and the lack of any revenue generated, we have little or no access to conventional debt markets. Funding to support both short and mid-term requirements for any additional product development will be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from contract advances in the future. We are also in preliminary discussions with a limited number of potential business partners that could inject requisite funds to assist us with further development and marketing of North Electric Company's current and future suite of product offerings. No amount has been agreed to at this time and terms for the funding have yet to be established.

        Management believes that if we secure the projected funding requirements for North Electric Company, we can effectively achieve our stated milestones. Efforts at CasCommunications, even with the requisite funding, are more speculative in nature because CasCommunications has not yet tested a prototype and consequently, North Electric Company will have priority over any additional funds raised through the Company's efforts.

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

Goodwill and Identifiable Intangible Assets

        Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. As a result of the acquisition of substantially all of the assets and certain of the liabilities of North Electric Company in April 2002, the Company recorded approximately $207,000 of goodwill. In accordance with the provisions of SFAS No. 142, we no longer amortize goodwill. However, goodwill must be reviewed at least annually for impairment. We have elected to perform this annual review at the end of each fiscal year. If the carrying value of our goodwill were to exceed the fair value at some time in the future, we would be required to report goodwill impairment charges as an operating expense in our statement of operations. Whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, we must conduct an impairment assessment of its goodwill and identifiable intangible assets. Factors that could trigger an impairment review include:

  •
  Significant underperformance relative to expected historical or projected future research and development and operating results;

  •
  Significant changes in the manner of use of the acquired assets or the strategy for the overall business;

  •
  Significant negative industry or economic trends; and

  •
  When it appears that the carrying value of intangibles or goodwill might not be recoverable based on one or more of the above criteria, management will use projected discounted cash flow, independent valuation or other means to measure any impairment.

Software development costs

        Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. As of March 31, 2004, there have been no costs incurred by the Company between the completion of technological feasibility and general release and therefore no such expenses have been capitalized in the accompanying consolidated financial statements.

Fair value of financial instruments

        The carrying value of cash, notes receivable, accounts payable and accrued expenses and notes payable approximate fair value because of the relatively short maturity of these instruments.

Stock-based compensation

        The Company follows guidance provided in SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the grant date. SFAS No. 123 permits companies to account for stock-based compensation based on provisions prescribed in SFAS No. 123 or based on the authoritative guidance in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company elected in the past to account for its stock based compensation in accordance with APB 25, which uses the intrinsic value method. The Company has accounted for all other issuances of equity instruments in accordance with SFAS No. 123. In January 2002 the Company adopted SFAS No. 123, for all stock options including those issued to employees. This adoption resulted in a change in accounting principles which was reported using the prospective method as provided in SFAS No. 148.

Income Taxes

        Because we are taxed as a C corporation under the Internal Revenue Code, we account for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, start-up costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

Note Regarding Forward-Looking Statements and Related Risks

        Except for the historical information contained herein, this Form 10-QSB contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. These forward-looking statements may be identified by reference to a future period by use of forward-looking terminology such as "expect", "anticipate", "could", "would", "will", and "may" and other words of similar nature. There are certain important factors and risks that could cause results to differ materially from those anticipated by the statements herein. Such factors and risks include our history of net losses, the ability to generate revenue from operations, our need for additional funding, the development of viable products by our subsidiaries, CasCommunications and North Electric Company and the business conditions and growth in related areas of telecommunications, wireless and digital transmission, and in the economy in general. Other factors include the competitive pressures from the rapid pace of alternative technology advancements, and our ability to gain market acceptance of its products in development. Other risks may be detailed from time to time in our filings with the Securities and Exchange Commission. Neither we nor our subsidiaries undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

        On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $806,000 and $833,000 as of December 31, 2003 and March 31, 2004, respectively.

        During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company's common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the Investors defaulted on the stock purchase agreements and the Investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company's President in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and our President in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of

$1,716. The Company has recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at March 31, 2004 was approximately $65,000.

        Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company's President in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our President defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company has recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. The balance, including accrued interest, at March 31, 2004 was approximately $120,000.

Item 2.    Changes in Securities and Small Business Issuer Purchases of Equity Securities

        Securities that were not registered under the Securities Act but were issued under equity compensation plans:

Date of Issuance	Purchaser	Number of Securities	Type of Securities	Cash Consideration	Non-Cash Consideration	Exercise Price per Share (if applicable)
1/27/2004	M Mitsunaga	250,000	Common Stock	$40,000	In Lieu of Compensation	$0.16
Total		250,000		$40,000

        During the three months ended March 31, 2004, we issued 250,000 shares of our common stock in exempt transactions. In consideration, we have received $40,000 in services. These issuances were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and the transaction did not involve a distribution or public offering.

Recent Sales of Unregistered Securities:

Date of Issuance	Purchaser	Number of Securities	Type of Securities	Cash Consideration	Non-Cash Consideration	Exercise Price per Share (if applicable)
1/27/04	M Mitsunaga	250,000	Common Stock		In Lieu of Compensation

        During the three months ended March 31, 2004, we issued 250,000 shares of our common stock in exempt transactions. In consideration, we have received services with a fair value of $40,000. This issuance was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and the transaction did not involve a distribution or public offering.

Repurchases of common stock

        We did not repurchase any shares of common stock during the three months ended March 31, 2004.

Common stock options and warrants

        We granted the following stock options during the first quarter of 2004:

Date of Grant	Grantee	Number of Options or Warrants	Exercise Price Per Share	Vesting and Expiration Information	Consideration	Number of Options or Warrants available for exercise
1/1/2004	A. Benson	5,000,000	$0.20	100% vested, All expire 1/1/2007	In lieu of cash for compensation	1,000,000
1/7/2004	Dr. Polk	1,000,000	$0.25	100% vested, All expire 1/7/2007	In lieu of cash for compensation	1,000,000
1/15/2004	M. Mitsunaga	6,882,352	$0.17	100% vested, All expire 1/15/2007	In lieu of cash for compensation	6,882,352
2/2/2004	G. Giagtzis	1,000,000	$0.18	150,000 vested immediately and balance to vest at 75,000 per month, expire three years from date of vesting	In lieu of cash for compensation	300,000
2/12/2004	D. Gilberg	2,000,000	$0.14	100% vested, All expire 2/12/2007	In lieu of cash for compensation	2,000,000
2/12/2004	M.Hershman	1,000,000	$0.14	100% vested, All expire 2/12/2007	In lieu of cash for compensation	1,000,000

TOTAL		16,882,352				16,882,352

Item 3.    Defaults Upon Senior Securities

        In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of restricted common stock as of December 31, 2003. The remaining convertible subordinated debentures total $25,000 and $20,000 at December 31, 2002 and 2003, respectively. Interest accrued related to the unconverted subordinated debentures was $15,963 and $16,570 at December 31, 2003 and March 31, 2004, respectively. The Company is in default related to payments of interest and principal at March 31, 2004.

        On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of

January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $806,000 and $833,000 as of December 31, 2003 and March 31, 2004, respectively.

        On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company's stock owned and pledged by the Company's President. On May 17, 2002, the investor filed suit against the Company and the Company's President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company's President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company's balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2003 and March 31, 2004 and is recorded in accounts payable and accrued expenses.

        In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note is guaranteed personally by the Company's President. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $270,000 and $282,000 as of December 31, 2003 and March 31, 2004, respectively.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders in three months ended March 31, 2004.

Item 5.    Other Information

        There was no other information for the three months ended March 31, 2004.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on 8-K

        On March 1, 2004, we filed a report on Form 8-K announcing that DataMEG Corp. had initiated merger discussions with Union Telecom, LTD.

        On March 8, 2004, we filed a report on Form 8-K announcing that DataMEG Corp. had received a new equity funding comittment of $1,000,000 from an overseas investor.

        On March 23, 2004, we filed a report on Form 8-K announcing that DataMEG Corp. plans to move its incorporate to the state of Delaware.

        On March 25, 2004, we filed a report on Form 8-K announcing that DataMEG Corp.'s Subsidiary, North Electric Company, Inc., released its Network Assurance Product into the market on schedule.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DataMEG, Corp. (Registrant)
By:	/s/ ANDREW BENSON Andrew Benson, President, Sole Director and Principal Financial Officer
Date:	May 20, 2004

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ANDREW BENSON Andrew Benson, President, Sole Director and Principal Financial Officer
Date	May 20, 2004

QuickLinks

PART I
  Item 1. Financial Statements
INDEX DataMEG Corp. and Subsidiaries (A Development Stage Enterprise) Consolidated Financial Statements For the Three Months Ended March 31, 2003 and 2004
DataMEG Corp. and Subsidiaries (A Development Stage Enterprise) Consolidated Balance Sheets
DataMEG Corp. and Subsidiaries (A Development Stage Enterprise) Consolidated Statements of Operations
DataMEG Corp.and Subsidiaries (A Development Stage Enterprise) Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Plan of Operation
  Item 3. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES