Form 10QSB
period 2004-06-30
DATAMEG CORP
filed 2004-08-18
CIK 716749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file Number 0-12943

DATAMEG CORP.
(Name of Small Business Issuer in Its Charter)

New York	13-3134389
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

9 West Broadway, Boston, MA	02127
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (617) 451-3870

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 227,436,074 shares of common stock outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐;    No ☒

PART I

Item 1.    Financial Statements

INDEX
DataMEG Corp. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Financial Statements
For the Six Months Ended June 30, 2003 and 2004

DataMEG Corp. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31, 2003	June 30, 2004
	(restated)	(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$312,321	$—

Raw materials inventory	—	61,835
Total current assets	312,321	61,835

PROPERTY AND EQUIPMENT, net	29,036	22,843

OTHER ASSETS:
Goodwill	206,746	206,746
Prepaid expenses	17,267	14,884
Deposits	6,945	2,383
Total other assets	230,958	224,013

	$572,315	$308,691

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Capital lease obligation	$8,302	$8,302
Promissory notes	1,075,896	1,153,056
Accounts payable and accrued expenses	777,500	1,192,813
Accrued compensation	695,891	1,114,991
Due to stockholders and officers	265,180	44,680
Convertible notes, net	—	121,756
Convertible subordinated debentures	20,000	20,000
Liability for stock to be issued	818	818
Total current liabilities	2,843,587	3,656,416

Total liabilities	2,843,587	3,656,416

COMMITMENTS AND CONTINGENCIES	—	—

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)

STOCKHOLDERS’ EQUITY (DEFICIT):
Class A convertible preferred stock, $.01 par value, 8,000,000 shares authorized at December 31, 2003 and June 30, 2004; 2,000,000 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	20,000	20,000
Class B convertible preferred stock, $.15 par value, 2,000,000 shares authorized at December 31, 2003 and June 30, 2004; 50,000 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	7,500	7,500
Common stock, $.01 par value; 340,000,000 shares authorized at December 31, 2003 and June 30, 2004; 226,029,772 and 227,436,074 issued and outstanding at December 31, 2003 and June 30, 2004, respectively	2,260,298	2,274,361
Common stock subscriptions receivable	(120,056)	(420,056)
Additional paid-in capital	12,889,175	13,635,288
Treasury stock	(75,392)	(75,392)
Stock options	1,025,155	2,059,050
Deferred compensation	(42,917)	—
Accumulated deficit during development stage	(18,167,096)	(20,780,537)
Total stockholders’ equity (deficit)	(2,203,333)	(3,279,786)

	$572,315	$308,691

The accompanying notes are an integral part of these consolidated financial statements.

DataMEG Corp. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Operations

	For the three months ended June 30, 2003	For the three months ended June 30, 2004	For the six months ended June 30, 2003	For the six months ended June 30, 2004	Cumulative from inception (January 13, 1999 to June 30, 2004)
	(restated)	(unaudited)	(restated)	(unaudited)	(unaudited)
	(unaudited)		(unaudited)

REVENUE	$—	$—	$—	$—	$—

COST OF REVENUES	—	—	—	—	—
Gross Profit	—	—	—	—	—

OPERATING EXPENSES:
General and administrative	1,194,802	516,594	1,960,614	1,786,553	15,758,330
Research and development	249,150	309,729	417,498	662,418	4,372,918
Total operating expenses	1,443,952	826,323	2,378,112	2,448,971	20,131,248

Loss from operations	(1,443,952)	(826,323)	(2,378,112)	(2,448,971)	(20,131,248)

OTHER INCOME (EXPENSES):
Interest income	—	—	—	—	225
Interest expense	(34,658)	(122,558)	(71,060)	(164,470)	(492,335)
Loss on acquisition fee	—	—	—	—	(123,950)
Loss on disposal of property and equipment	—	—	—	—	(1,459)
Loss on impairment of patents	—	—	—	—	(127,274)
Loss on litigation	(8,900)	—	(17,800)	—	(159,240)
Realized gains on sale of securities	—	—	—	—	8,530
Total other income (expenses)	(43,558)	(122,558)	(88,860)	(164,470)	(895,503)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND MINORITY INTEREST	(1,487,510)	(948,881)	(2,466,972)	(2,613,441)	(21,026,751)

Benefit for income taxes	—	—	—	—	—

LOSS BEFORE MINORITY INTEREST	(1,487,510)	(948,881)	(2,466,972)	(2,613,441)	(21,026,751)

MINORITY INTEREST	193,991	—	221,203	—	246,214

NET LOSS	$(1,293,519)	$(948,881)	$(2,245,769)	$(2,613,441)	$(20,780,537)

Net loss per common share (basic and diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.23)

Weighted average number of common shares outstanding	192,032,159	227,436,074	181,319,495	226,370,038	91,609,385

The accompanying notes are an integral part of these consolidated financial statements.

DataMEG Corp. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	For the six Months Ended June 30, 2003	For the six Months Ended June 30, 2004	Cumulative from inception (January 13, 1999) to June 30, 2004
	(restated)	(unaudited)	(unaudited)
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,245,769)	$(2,613,441)	$(20,780,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,319	6,193	81,803
Stock issued for purchase of in-process R&D	—	—	870,600
Stock issued, or to be issued, in lieu of cash for professional services	748,401	40,000	7,225,799
Stock issued to officers for reimbursement of corporate expenses or compensation	160,000	—	1,762,781
Stock options and warrants issued in lieu of cash for professional services	693,200	813,395	2,471,201
Property and equipment given in lieu of cash for professional services	—	—	15,475
Realized gains on sales of investments	—	—	(8,530)
Loss on acquisition fee	—	—	123,950
Loss on disposal of property and equipment	—	—	1,459
Loss on impairment of patent	—	—	127,274
Loss on litigation	17,800	—	159,240
Minority interest	(129,538)	—	(154,550)
Stock issued in lieu of financing costs	—	—	140,250
Changes in assets and liabilities affecting operations:
Inventory	—	(61,835)	(61,835)
Prepaid expenses	(4,767)	2,383	(2,384)
Deposits	—	—	19,986
Promissory notes	52,060	77,160	906,049
Accounts payable and accrued expenses	52,474	419,875	1,298,510
Accrued compensation	210,820	419,100	777,174
Due to stockholders and officers	(991)	—	235,602
Liability for stock to be isssued	—	—	40,813
Convertible notes, net	—	79,374	79,374
Short-term note payable	—	—	10,909
Net cash used in operating activities	(442,991)	(817,796)	(4,659,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,595)	—	(71,964)
Payments for intangible assets	—	—	(127,274)
Payments for security deposits	(52,383)	—	(81,931)
Investment in subsidiary	—	—	(149,312)
Purchases of investments	—	—	(20,000)
Sales of investments	—	—	28,530
Net cash used in investing activities	(78,978)	—	(421,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from shareholder	—	—	26,000
Repayment of loan from shareholder	—	—	(26,000)
Proceeds from short-term loan	—	—	120,000
Repayment of capital lease obligations	—	—	(32,002)
Net proceeds from issuance of stock	420,200	120,000	4,337,967
Net proceeds from stock to be issued	161,000	—	206,000
Proceeds from investments in subsidiary	25,000	—	25,000
Proceeds from issuance of warrants	—	—	25,000
Repayment of promissory note	—	—	(500)
Payment for treasury stock	(50,000)	—	(125,392)
Proceeds from issuance of debentures	—	385,475	525,465
Net cash provided by financing activities	556,200	505,475	5,081,538

NET CHANGE IN CASH	34,231	(312,321)	—

CASH, BEGINNING OF PERIOD	9,319	312,321	—

CASH, END OF PERIOD	$43,550	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of property and equipment with capital lease	$—	$—	$42,540

Issuance of stock in exchange for notes receivable	$—	$—	$656,251

Issuance of stock in exchange for notes payable	$79,219	$—	$279,405

Stock issued as a reduction of the liability for stock to be issued	$288,830	$—	$1,675,234

Stock issued in lieu of deferred financing costs	$—	$—	$140,250

Stock issued in lieu of deferred compensation	$—	$—	$47,400

Stock issued in purchase of subsidiary	$—	$—	$483,658

Stock options issued in lieu as a reduction of amounts due to stockholders and officers	$—	$220,500	$220,500

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Interest paid	$—	$—	$6,612

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.                                   BASIS OF PRESENTATION AND ORGANIZATION

DataMEG Corp. is a technology holding company focused through the Company’s subsidiaries on developing new technologies, software applications, and products primarily serving the telecommunications sector.

DataMEG Corp. is a New York corporation and was incorporated in October, 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of our common stock for 100% of the stock of DataMEG Corp., a Virginia corporation that was Incorporated in January 1999. The Company subsequently changed its name to DataMEG Corp. and to the successor in business operations of the Virginia DataMEG.

DataMEG Corp. has two subsidiaries: CASCommunications, Inc., a Florida Corporation, of which the Company owns 40%, and North Electric Company, Inc., a North Carolina corporation, which the Company wholly owns. DataMEG Corp. and its subsidiaries individually and collectively are a development stage enterprise.

CASCommunications focuses on developing devices related to high-speed broadband access. CASCommunications’ initial focus is in developing a device that will accelerate the speed of information over the part of the cable fiber between the neighborhood network hub to the home of each end user, this part is often called the last mile. CASCommunications’ device is based on a communication technology called MPTC - Multi Phase Poly Tone Communication.  MPTC delivers new advantages to the cable operator compared to existing last mile high-speed communication technologies.

North Electric focuses on becoming a provider of network assurance products and services. North Electric network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. North Electric has developed their NAS-6131 Network Assurance System that will cover the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. Communications networks that deploy advanced technologies will receive additional fault isolation and related benefits. North Electric Company, Inc. is actively pursuing near-term sales opportunities for its NAS-6131 Network Assurance System and anticipates realization of these opportunities in the near-term.

These consolidated financial statements reflect those of DataMEG Corp., CASCommunications, Inc. and North Electric Company, Inc. In accordance with the Financial Accounting Standards Board (“FASB”) interpretation (“FIN”) 46 “Consolidation of Variable Interest Entities an interpretation of ARB No. 51”, the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunication Inc.’s losses. Collectively, DataMEG Corp., CASCommunications, Inc. and North Electric Company, Inc. are referred to as the “Company”.

CASCommunications had no recorded assets as of June 30, 2004 and had a loss before minority interest of $0 (zero) for the six months ended June 30, 2004. No consolidated assets are collateral for liabilities of CASCommunications. DataMEG has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of June 30, 2004.

The Company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

Except for the consolidated balance sheet of the Company as of December 31, 2003, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-QSB and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

B.                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MODIFICATION OF STOCK OPTION VALUES

In connection with the preparation of our March 31, 2004 financial statements we determined that our calculations of the fair value of options granted to employees and consultants were computed using erroneously calculated values for volatility. These mathematical errors were due to mechanical errors in the use of computer software designed to calculate the Black-Scholes analyses and caused the volatility values to be generally understated. For example, for options granted on August 15, 2003, we used a volatility value of 2.323% instead of 232.3%. Furthermore, upon a thorough review of all our stock option valuations, it was determined that the use of adjusted historical values was more appropriate given the market history of the Company as compared to similar organizations. For example, in the case mentioned above it was determined that a volatility value of 63% was more appropriate than even the historical value of 232.3%. All option values in these financial statements have been recalculated using more appropriate volatility values. Accordingly, the fair value of the options granted to employees and consultants for prior periods has been modified. None of these modifications, which are solely for accounting purposes, has any impact on our cash, cash equivalents, or cash flows. We have restated our previously reported financial statements as a result of these mathematical errors and internal reviews of appropriate adjusted historical volatility values. We intend to file amended annual reports for the years ended December 31, 2002 and 2003 and for the quarter ending June 30, 2003.

The following table represents the effects of all the aforementioned adjustments on restatements on a consolidated basis.

Three Months Ended June 30, 2003: (As reported in the Company’s financial statements included on its report on Form 10-QSB dated August 20, 2003)	Amount Previously reported for the three months ended June 30, 2003	As adjusted for the three months ended June 30, 2003

Loss before minority interest	$1,236,249	$1,487,510
Minority interest	$195,334	$193,991
Net loss	$1,040,915	$1,293,519

Six Months Ended June 30, 2003: (As reported in the Company’s financial statements included on its report on Form 10-QSB dated August 20, 2003)	Amount Previously reported for the six months ended June 30, 2003	As adjusted for the six months ended June 30, 2003

Loss before minority interest	$2,202,355	$2,466,972
Minority interest	$221,084	$221,203
Net loss	$1,981,271	$2,245,769

INVENTORY

The Company’s inventory is stated at the lower of cost or market value.  Cost is determined using the first-in, first-out method.  Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations.  There was no inventory at December 31, 2003.  Inventory at June 30, 2004 was $61,835 and all inventory was comprised of raw materials.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that have a material effect on the Company’s financial position or results of operations for the three months ended June 30, 2004.

C.                  CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent (12%) per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of restricted common stock. The remaining convertible subordinated debentures total $20,000 at December 31, 2003 and June 30, 2004, respectively. Interest accrued related to the unconverted subordinated debentures was $15,963 and $17,177 at December 31, 2003 and June 30, 2004, respectively. The Company is in default related to payments of interest and principal at June 30, 2004.

D.                 CONVERTIBLE NOTES

In April, May and June 2004, the Company entered into agreements to issue convertible notes with twenty-four (24) investors in the amount of $410,475. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between three and six months of the original issuance date of the notes into approximately 11,745,000 shares. The notes will automatically convert to shares if repayment is not earlier demanded and if not converted prior to October 27, 2004. A beneficial conversion value was recognized as debt discount and added to paid in capital in the amount of $343,093. For the three months ended June 30, 2004, the discount amortized to interest expense was approximately $79,000. As of June 30, 2004, $385,475 of the convertible notes proceeds had been received. The remaining $25,000 was received on July 6, 2004.

E.                   DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2003 and June 30, 2004, the Company was indebted to officers and stockholders in the amount of $256,180 and $44,680, respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

F.                   PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $806,000 and $859,000 as of December 31, 2003 and June 30, 2004, respectively.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note is guaranteed personally by the Company’s President. The promissory note accrued interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default occurred, interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $270,000 and $294,000 as of December 31, 2003 and June 30, 2004, respectively.

G.                  OTHER LIABILITIES

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s President. On May 17, 2002, the investor filed suit against the Company and the Company’s President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2003 and June 30, 2004 and is recorded in accounts payable and accrued expenses.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s President in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  On April 3, 2003, the court issued a default judgment against the Company and our president in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company has recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at June 30, 2004 was approximately $66,000.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s President in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and the Company’s President defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company has recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. The balance, including accrued interest, at June 30, 2004 was approximately $122,000.

H.                 RELATED PARTY TRANSACTIONS

As of December 31, 2003 and June 30, 2004 the Company had amounts payable to various officers and stockholders (See Note E).

During 2003, the Company’s President assumed personal liability and pledged personal assets as part of several financing agreements.

I.                      CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 2003, the Company’s uninsured cash balances were approximately $157,000. At June 30, 2004, the Company had no uninsured cash balances.

J.                     COMMITMENTS AND CONTINGENCIES

Commitments:

In May 2003, the Company signed a term sheet to acquire the additional 60% equity position in CASCommunications, Inc. The term sheet is non-binding and any subsequent definitive agreement is dependent upon a successful completion of due diligence by all parties. The terms of the purchase are based upon the valuation of the developed technology and the contacts made to date to implement the technology on a test basis. As of June 30, 2004, the developed technology has not been valued and no definitive agreement has been signed.

In September 2003, the Company signed a short-term consulting agreement with a consultant for specific management consulting services. As part of the agreement, management is required to pay $20,000 per month for three months unless the contract is extended or an employment offer is tendered and accepted. In addition, the Company granted the consultant options for 1,500,000 shares of the Company’s common stock at a strike price of $0.14 per share, vesting monthly in arrears at a rate of 250,000 shares per month. In December 2003, the consulting agreement was amended to extend the term of the engagement an additional five months and granted the consultant stock options for an additional 2,500,000 of the Company’s common stock at a strike price of $0.14 per share. The additional stock options vest monthly in arrears at a rate of 250,000 shares per month. The vested stock options were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $53,700 to consulting fees during the three months ended June 30, 2004 related to the vested options. As of June 30, 2004, none of the vested stock options has been exercised. The contract with the consultant terminated on April 30, 2004.

In November 2003, the Company entered into an informal agreement with an ex-employee of North Electric Company to issue 1,750,000 shares of the Company’s common stock as part of a settlement agreement and release related to prior claims against the company for unpaid and additional compensation earned under certain verbal agreements. The commitment to issue stock was valued based upon the average market value of the stock during the month of November 2003. As a result the Company increased the existing liability to the employee and recorded additional consulting expense of approximately $115,000 at that time for a balance due the employee of $315,000 at December 31, 2003. The agreement was formalized and signed on February 12, 2004. As of June 30, 2004, none of the shares have been issued.

On November 30, 2003, the Company entered into an informal agreement with the president of North Electric Company related to past, present and future compensation. Under the terms of the agreement the Company committed to issue 1,770,000 shares of the Company’s common stock as satisfaction for amounts owed to the president of North Electric Company in unpaid compensation through the year ended December 31, 2003.  The Company committed to issue the president of North Electric Company stock options for 5,500,000 shares of the company’s common stock at a strike price of $0.15 per share. Shares options to acquire 1,500,000 shares vested on November 30, 2003 and the balance will vest over the following 36 months and will expire three years after the date of vesting. During the three months ended June 30, 2004, options to acquire 333,333 shares vested under this commitment, were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $32,799 which was charged to officers compensation. As of June 30, 2004, none of the vested stock options were exercised. The Company also increased the president of North Electric Company’s annual compensation and committed to issue 500,000 shares of the Company’s common stock as bonus compensation for achieving future benchmarks of which, 250,000 was earned in the first quarter of 2004 and additional compensation expense was recorded in March 2004 for approximately $43,000. The remaining 250,000 shares are to be earned in future periods. None of the 1,770,000 committed shares and none of the 500,000 bonus shares had been issued as of June 30, 2004.

In November 2003, the Company entered into an exclusive distribution agreement for the sale of North Electric Company products in the Pacific Rim. The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007. Under the distribution agreement, North Electric Company is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products. As of June 30, 2004, no products have been sold under this agreement.

In February 2004, the Company entered into a consulting agreement for twelve months for financial management services with a consultant. Under the terms of the agreement, the consultant is to be paid $4,000 per month and was granted stock options for 1,000,000 shares of the Company’s common stock of which 150,000 shares vest immediately and the balance to vest at a rate of 75,000 per month until fully vested. The contract was terminated on May 31, 2004. During the three months ended June 30, 2004, 150,000 shares vested under this commitment, were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $7,200 which was charged to consulting fees.

Contingencies:

During 1999, the Company entered into an agreement with a consulting firm for services rendered over the period October 1999 through June 2000. The agreement with the consultant may call for additional consideration totaling 4% of outstanding stock in warrants or warrants for 1,320,000 shares of the Company’s common stock at a strike price of $2.30 per share, contingent upon the consummation of the share exchange. The Company performed an analysis of the value of the warrants to determine the amount of a possible expense under SFAS No. 123. Using the Black-Scholes model, if the warrants had been issued, when the agreement was signed, they would have been valued at approximately $704,000. The Company believes that no such additional compensation is due to the consultant under the terms of the agreement. No amount has been recorded related to the possible requirements to issue warrants.

As of December 31, 2002, the Company owed $142,388 to an investor pursuant to a judgment received related to a stock sale agreement. Pursuant to agreements with the investor, during 2003 the Company issued 10 million shares of the Company’s common stock to the investor and received and additional $200,000 from the investor. The investor released the judgment and there were no remaining amounts due to the investor related to this transaction at December 31, 2003. If the investor sells the 10 million shares of common stock for an amount in excess of $2,400,000, then the Company is entitled to receive 90% of the excess as additional proceeds. No amounts have been recorded related to the additional proceeds.

During 2002, the Company received a $25,000 premium in exchange for a warrant to purchase 5 million shares of the Company’s common stock. The holder exercised the warrant during 2003 in exchange for a contingent exercise price. Due to certain conditions, no amounts had to be paid against the contingent exercise price. Pursuant to the warrant agreement, the Company may be required to refund 110% of the warrant premium. No amount has been recorded against this contingent liability.

On May 7, 2004, La Jolla Cove Investors, Inc., a shareholder, filed a complaint against the Company and the Company’s President, for breach of contract in the Superior Court of San Diego County, California for damages in the amount of $450,000, attorneys fees, and interest for failure to register their shares in its SB2/A filed in February 2004 and again in June 2004. A judgment has not been received related to this litigation. On July 28, 2004, the plaintiff entered into an agreement with the Company to withdraw the suit if its shares were included in the future filing of the SB2/A. It is the intent of the Company to include those shares in that registration statement.

K.                 STOCK SUBSCIPTION RECEIVABLE

On March 5, 2004, the Company entered into two stock subscription agreements with a foreign investor to purchase 5,882,352 shares of the Company’s common stock at a purchase price of $0.17 per share. As of June 30, 2004, the investor paid $80,000 towards the purchase of the shares. On April 1, 2004, the Company issued 2,941,176 shares of restricted Common Stock to the investor with the understanding that the investor was sending the Company $500,000 and a stock subscription receivable was recorded in the amount of $420,000. On April 14, 2004, the investor notified the Company of the investor’s intent not to invest further in the Company. The Company has agreed to issue 470,588 shares to accommodate the $80,000 investment that was made upon return of the certificate issued in April 2004. There is no further activity anticipated regarding this matter.

L.                   NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Three Months Ended June 30, 2003	For the Three Months Ended June 20, 2004	For the six months ended June 30, 2003	For the six months ended June 30, 2004	Cumulative from Inception (January 13, 1999) to June 30, 2004
	(restated) (unaudited)	(unaudited)	(restated) (unaudited)	(unaudited)	(unaudited)
Net Loss (numerator)	$(1,293,519)	$(948,881)	$(2,245,769)	$(2,613,441)	$(20,780,537)
Weighted Average Shares (denominator)	192,032,159	227,436,074	181,319,495	226,370,038	91,609,385
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.23)

As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, “Earnings Per Share.” Thus, options and warrants granted as of June 30, 2003 and 2004 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

M.              OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At June 30, 2004, current liabilities exceed current assets by $3,594,581. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

N.                 SUBSEQUENT EVENTS

In July 2004, the Company entered into agreements to issue convertible notes to fourteen (14) investors in the amount of $347,020. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between three and six months of the original issuance date of the notes into approximately 5,222,000 shares. The notes will automatically convert to shares if repayment is not earlier demanded and if not converted prior to October 27, 2004. The Company has calculated a beneficial conversion value in the amount of $327,635 that will be treated as a discount on convertible notes. As of August 5, 2004, all the funds had been received.

Effective July 1, 2004, as part of compensation agreements with certain employees and consultants of North Electric Company, the Company awarded immediately vesting stock options for 1,000,000 shares of its common stock at a strike price of $.01 per share and agreed to issue stock grants for 1,400,000 shares of its common stock contingent upon a future event that subsequently occurred. In addition, effective July 1, 2004 the Company awarded stock options for 4,470,000 shares of its common stock that vest over the following thirty-three months at a strike price of $0.15 per share and offered to rescind a 2003 stock grant of 1,400,000 shares of its common stock that was used to offset compensation payable in the amount of $207,000. For the agreements listed above, no additional compensation was accrued as of June 30, 2004 since the compensation noted relates to services to be provided in future periods.

On July 28, 2004, we entered into a letter agreement with La Jolla Cove Investors, Inc., one of our stockholders. La Jolla owns approximately 13,725,000 restricted shares of our common stock. Under the agreement, we agreed to include all DataMEG shares owned by La Jolla in our registration statement on Form SB-2 that is now on file with the SEC. La Jolla agreed to pay us $125,000 on the date the registration statement is declared effective. If our stock closes below $0.05 per share anytime before the effective date of the registration statement, La Jolla can opt to cancel our registration obligation and forgo its payment of $125,000.

Among other things, La Jolla agreed that it will not (1) place any order to sell, or actually sell, more per day than the greater of (a) 120,000 shares, or (b) 12% of the daily volume of our stock on that day; but in no event more than 200,000 shares per day (the 200,000 share per day maximum increases to 300,000 shares per day on any day that our daily volume is 3,000,000 shares or more); (2) engage in any short sales of, or sell put options or similar instruments with respect to, our stock or (3) sell any shares of our stock after 3:30 pm Eastern Time on any trading day. The agreement contains mechanisms to ensure La Jolla’s compliance with these volume and trading restrictions.

Separately, La Jolla has signed a non-binding agreement to loan us $250,000 in the form of a convertible debenture with an annual interest rate of 6.75%. The debenture will be convertible into shares of our common stock at conversion price per share of approximately 75% of the volume weighted average prices of our stock in the prior 10 trading days prior to the conversion.

In addition, as debentures are converted, La Jolla will purchase $2,500,000 of our stock in a dollar amount equal to ten times the dollar amount of each conversion of the debenture. The purchase price for such shares shall be the same as the debenture conversion price. La Jolla’s agreement to provide a convertible debenture is subject to (a) mutual agreement and execution of all definitive documentation and (b) no material adverse change in the circumstances of DataMEG prior to closing.

In July 2004, the Company and North Electric Company, its subsidiary, entered into a sales representation agreement with Omni Solutions, Inc, a sales and marketing firm.  The president of Omni Solutions, Inc. founded North Electric Company in September 2001 and held the position of chief executive officer and chairman of the board of North Electric Company until March 2003.  The agreement is retroactive to May 1, 2004, the effective date.  Compensation under the terms of agreement is as follows:

1.	North Electric shall pay Omni Solutions, Inc. a monthly fee of $5,000 beginning May 2004 and ending December 2004.
2.

DataMEG Corp. shall issue a maximum of 12,000,000 unregistered shares of its common stock, valued at $120,000, or the equivalent in cash or stock options, contingent upon the attainment of certain future milestones.

3.	North Electric Company shall pay a maximum of $30,000 contingent upon the attainment of certain future milestones.
4.	North Electric Company shall pay a commission for future sales between 5% and 15% depending upon the level of involvement of Omni Solutions, Inc.

The agreement may be terminated, among other causes, by mutual agreement or by thirty days written notice.  The contract is under review by DataMEG’s new chief executive officer and is subject to termination or amendment pending that review.

Item 2.      Plan of Operation

We are a technology company focused on developing new technologies, software applications, and products primarily serving the telecommunications sector. We operate through two subsidiaries, North Electric Company and CasCommunications. We own 100% of North Electric Company and 40% of CasCommunications.

The following discussion of our plan of operation for the next twelve months should be read in conjunction with the consolidated financial statements and the attached notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements and Related Risk” on page 4.

North Electric Company

During the next twelve month period beginning July 2004, our wholly owned subsidiary North Electric Company, plans to focus on securing customers and partners.  We are actively seeking customers to evaluate and purchase North Electric Company’s products.  We are also actively seeking partners with considerable market presence that would broaden the customer reach for the North Electric Company products.  To accomplish the securing of customer and partner goals of North Electric Company, we estimate that cash flow needed for operations for the next 12 months beginning July 2004 is $1,041,000 broken down by quarter as follows:

$(000)	Q3 2004	Q4 2004	Q1 2005	Q2 2005	Total
Gross Profit (Cash Basis)	(98)	443	883	1,900	3,128
Capital	$30	$80	$35	$45	$190
Expenditures
R&D	$430	$504	$564	$681	$2,179
SG&A	$342	$440	$472	$506	$1,760

Total	$900	$581	$188	$(668)	$1,001

We expect most of our spending in the next 12 months to be in product development (R&D).  The $2,230,000 in R & D expenditures will be in 3 areas.  Approximately $1,3000,000 will be devoted development of enhancements and upgrades for our base product and original target market, the traditional wireline carriers; $600,000 will be for developing product alternatives for new markets, the cable and wireless carriers; and the remaining $330,000 is for anticipated product customization for specific customers.

CasCommunications

During the next twelve-month period, Management has elected to primarily focus its efforts and resources on the success of North Electric Company.  As a result, cash flow needed for operations for the next 12 months is broken down by quarter as follows and includes expenses related to limited corporate activity:

$(000)	Q3 2004	Q4 2004	Q1 2005	Q2 2005	Total
R&D	$0	$0	$0	$0	$0
SG&A	$10	$10	$10	$10	$40

Total	$10	$10	$10	$10	$40

Liquidity and Capital Resources

During April, May, June and July the Company entered into agreements to issue convertible notes to thirty-seven (37) investors for a total investment to date of $757,495. These funds are to be used to fund operations in the second and third quarter of 2004.

On July 23, 2004 the Company was awarded a purchase order from Time Warner Cable (“TWC-RD”).  The aggregate revenue earned from this Purchase Order, when recognized in accordance with generally accepted accounting principles is $200,800.  The Company expects to recognize revenue after TWC-RD successfully completes their evaluation of the NECT NAS-6131 System.  The list price dollar amounts shown on this purchase order are due and payable in full 90 days after the delivery of the equipment (“the Payment Date”) unless before the Payment Date the customer notifies North Electric Company, Inc. (“NECI”) in writing that the Customer is returning the equipment to NECI and actually returns the equipment within ten (10) business days after the notice date.  These list price dollar amounts may be subject to a negotiated discount anytime within this 90-day period.  The items of equipment subject to purchase are also subject to decisions by the Customers about NECI continuing to operate the NAS-6131 within the TWC network, for a monthly fee, and report Quality of Service (QoS) to the Customer.

On July 28, 2004, we entered into a letter agreement with La Jolla Cove Investors, Inc., one of our stockholders. La Jolla owns approximately 13,725,000 restricted shares of our common stock. Under the agreement, we agreed to include all Datameg shares owned by La Jolla in our registration statement on Form SB-2 that is now on file with the SEC. La Jolla agreed to pay us $125,000 on the date the registration statement is declared effective. If our stock closes below $0.05 per share anytime before the effective date of the registration statement, La Jolla can opt to cancel our registration obligation and forgo its payment of $125,000 to us.

Among other things, La Jolla agreed that it will not (1) place any order to sell, or actually sell, more per day than the greater of (a) 120,000 shares, or (b) 12% of the daily volume of our stock on that day; but in no event more than 200,000 shares per day (the 200,000 share per day maximum increases to 300,000 shares per day on any day that our daily volume is 3,000,000 shares or more); (2) engage in any short sales of, or sell put options or similar instruments with respect to, our stock or (3) sell any shares of our stock after 3:30 pm Eastern Time on any trading day. The agreement contains mechanisms to ensure La Jolla’s compliance with these volume and trading restrictions. In addition, La Jolla agreed that within one business day after the effective date of the registration statement, La Jolla will dismiss its complaint against us and our president, now pending in San Diego Superior Court (Case No. GIC829668).

Separately, La Jolla agreed to loan us $250,000 in the form of a convertible debenture with an annual interest rate of 6.75%. The debenture will be convertible into shares of our common stock at conversion price per share equal to 75% of the volume weighted average prices of our stock in the prior 10 trading days prior to the conversion. However, if for each trading day in any five trading day period, the conversion price exceeds the volume weighted average prices of our stock in the prior two trading days, then the conversion price for a conversion on the next trading day after that two trading day period will be 80% of the volume weighted average prices of our stock in the prior two trading days prior to the conversion.

The debenture will contain a price floor, pursuant to which La Jolla will not be able to convert the debenture if our volume weighted average price in the prior 10 trading days is below $0.10 per share. Similarly, in order to comply with federal securities laws, the convertible debenture will not be convertible until six months after the effective date of the registration statement. Unless prohibited due to the price floor, La Jolla will convert all of the convertible debenture within two years of the effective date of the registration statement.

In addition, La Jolla will purchase $2,500,000 of our stock. This will be accomplished by La Jolla purchasing shares of our stock in a dollar amount equal to ten times the dollar amount of each conversion of the debenture, pursuant to a warrant agreement. The purchase price for such shares under the warrant agreement shall be the same as the debenture conversion price. The warrant shall be mandatorily exercised as, if, when and to the extent (applying the ten times multiplier) of the conversion of the convertible debenture.

As an example, and for illustration purposes only, if the effective date of the registration statement is August 25, 2004, then the convertible debenture would be first convertible on February 25, 2005. If on that date the volume weighted average prices of our stock in the prior ten trading days is $0.20 per share, and La Jolla opts to convert $30,000 of its convertible debenture into our stock, then (1) we will issue to La Jolla 200,000 shares of our stock due to the conversion of the debenture (priced at $0.15 per share to reflect the 75% purchase price adjustment), (2) we will issue to La Jolla 2,000,000 shares of our stock due to the mandatory warrant exercise (also priced at $0.15 per share to reflect the 75% purchase price adjustment), and (3) La Jolla will pay us $300,000 as the mandatory warrant exercise price.

La Jolla’s agreement to provide a convertible debenture is subject to (a) mutual agreement and execution of all definitive documentation and (b) no material adverse change in the circumstances of Datameg prior to closing.

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

Management believes that if we secure the projected funding requirements for North Electric Company, we can effectively achieve our stated milestones. Efforts at CasCommunications, even with the requisite funding, are more speculative in nature because CasCommunications has not yet tested a prototype and consequently, North Electric Company will have priority over any additional funds raised through the Company’s efforts.

If we are unable to complete a financing transaction, we would need to curtail or reduce some of the subsidiaries’ intended areas of development and investment.

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

Inventory

During the first quarter of 2004, our subsidiary, North Electric Company, Inc., began to carry a limited inventory in anticipation of their first sales order that was received in July 2004. The Company’s inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations.

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

Software development costs

Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. As of March 31, 2004, there have been no costs incurred by the Company between the completion of technological feasibility and general release and therefore no such expenses have been capitalized in the accompanying consolidated financial statements.

Fair value of financial instruments

The carrying value of cash, notes receivable, accounts payable and accrued expenses and notes payable approximate fair value because of the relatively short maturity of these instruments.

Stock-based compensation

The Company follows guidance provided in SFAS No. 123, “Accounting for Stock-Based Compensation”, which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the grant date. SFAS No. 123 permits companies to account for stock-based compensation based on provisions prescribed in SFAS No. 123 or based on the authoritative guidance in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company elected in the past to account for its stock based compensation in accordance with APB 25, which uses the intrinsic value method. The Company has accounted for all other issuances of equity instruments in accordance with SFAS No. 123. In January 2002 the Company adopted SFAS No. 123, for all stock options including those issued to employees. This adoption resulted in a change in accounting principles which was reported using the prospective method as provided in SFAS No. 148.

Modification of stock option values

In connection with the preparation of our March 31, 2004 financial statements we determined that our calculations of the fair value of options granted to employees and consultants were computed using erroneously calculated values for volatility. These mathematical errors were due to mechanical errors in the use of computer software designed to calculate the Black-Scholes analyses and caused the volatility values to be generally understated. For example, for options granted on August 15, 2003, we used a volatility value of 2.323% instead of 232.3%. Furthermore, upon a thorough review of all our stock option valuations, it was determined that the use of adjusted historical values was more appropriate given the market history of the Company as compared to similar organizations. For example, in the case mentioned above it was determined that a volatility value of 63% was more appropriate than even the historical value of 232.3% . All option values in these financial statements have been recalculated using more appropriate volatility values. Accordingly, the fair value of the options granted to employees and consultants for prior periods has been modified. None of these modifications, which are solely for accounting purposes, has any impact on our cash, cash equivalents, or cash flows. We have restated our previously reported financial statements as a result of these mathematical errors and internal reviews of appropriate adjusted historical volatility values. We intend to file amended annual reports for the years ended December 31, 2002 and 2003 and for the quarter ending June 30, 2003.

Income Taxes

Because we are taxed as a C corporation under the Internal Revenue Code, we account for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, start-up costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

Note Regarding Forward-Looking Statements and Related Risks

Except for the historical information contained herein, this Form 10-QSB contains forward-looking statements within the meaning of the Securities and Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. These forward-looking statements may be identified by reference to a future period by use of forward-looking terminology such as “expect”, “anticipate”, “could”, “would”, “will”, and “may” and other words of similar nature. There are certain important factors and risks that could cause results to differ materially from those anticipated by the statements herein. Such factors and risks include our history of net losses, the ability to generate revenue from operations, our need for additional funding, the development of viable products by our subsidiaries, CasCommunications and North Electric Company and the business conditions and growth in related areas of telecommunications, wireless and digital transmission, and in the economy in general. Other factors include the competitive pressures from the rapid pace of alternative technology advancements, and our ability to gain market acceptance of its products in development. Other risks may be detailed from time to time in our filings with the Securities and Exchange Commission. Neither we nor our subsidiaries undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.     Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer, who is also its Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Controls

There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $806,000 and $859,000 as of December 31, 2003 and June 30, 2004, respectively.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the Investors defaulted on the stock purchase agreements and the Investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s President in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and our President in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company has recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at June 30, 2004 was approximately $66,000.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s President in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our President defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company has recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. The balance, including accrued interest, at June 30, 2004 was approximately $122,000.

On May 7, 2004, La Jolla Cove Investors, Inc., a shareholder, filed a complaint against the Company and the Company’s President, for breach of contract in the Superior Court of San Diego County, California for damages in the amount of $450,000, attorneys fees, and interest for failure to register their shares in its SB2/A filed in February 2004 and again in June 2004. A judgement has not been received related to this litigation. On July 28, 2004, the plaintiff entered into an agreement with the Company to withdraw the suit if its shares were included in the August filing of the SB2/A.. It is the intent of the Company to include those shares in that registration statement.

Item 2.    Changes in Securities and Small Business Issuer Purchases of Equity Securities

Securities that were not registered under the Securities Act but were issued under equity compensation plans:

During the three months ended June 30, 2004, we did not issue any shares of our common stock under equity compensation plans.

Recent Sales of Unregistered Securities:

Date of Issuance	Purchaser	Number of Securities	Type of Securities	Cash Consideration	Non-Cash Consideration	Exercise Price per Share (if applicable)
4/1/04	Mei Chung Tang Lee	2,941,176	Common Stock	$80,000		$0.17

During the three months ended June 30, 2004, we issued 2,941,176 shares of our common stock in exempt transactions. In consideration, we have received $40,000 and a stock subscription receivable in the amount of $420,000.. This issuance was made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and the transaction did not involve a distribution or public offering.

Repurchases of common stock

We did not repurchase any shares of common stock during the three months ended June 30, 2004.

Common stock options and warrants

Item 3.    Defaults Upon Senior Securities

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of restricted common stock as of December 31, 2003. The remaining convertible subordinated debentures total $20,000 at December 31, 2002 and June 30, 2004, respectively. Interest accrued related to the unconverted subordinated debentures was $15,963 and $17,177 at December 31, 2003 and June 30, 2004, respectively. The Company is in default related to payments of interest and principal at June 30, 2004.

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $806,000 and $859,000 as of December 31, 2003 and June 30, 2004, respectively.

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s President. On May 17, 2002, the investor filed suit against the Company and the Company’s President for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s President 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2003 and June 30, 2004 and is recorded in accounts payable and accrued expenses.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note is guaranteed personally by the Company’s President. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $270,000 and $294,000 as of December 31, 2003 and June 30, 2004, respectively.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in three months ended June 30, 2004.

Item 5.    Other Information

There was no other information for the three months ended June 30, 2004.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on 8-K

On April 30, 2004, we filed a report on Form 8-K announcing that DataMEG Corp. had obtained a Product Manufacturing/Inventory Credit Facility.

On May 14, 2004, we filed a report on Form 8-K announcing that DataMEG Corp. had removed unauthorized Berlin-Bremen Stock Exchange Listing.

UPDATE FOR 8-KS IN Q2 2004, ADD Q2 2004 CONTRACTS8

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DataMEG, Corp.
(Registrant)

By:	/s/ ANDREW BENSON
Andrew Benson, President, Sole Director and Principal Financial Officer

Date:	August 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ANDREW BENSON
Andrew Benson, President, Sole Director and Principal Financial Officer

Date	August 13, 2004