Form 10QSB
period 2004-09-30
DATAMEG CORP
filed 2004-11-22
CIK 716749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 243,336,074 shares of common stock outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐;    No ☒

PART I

Item 1.    Financial Statements

INDEX
DataMEG Corp. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Financial Statements
For the Nine Months Ended September 30, 2003 and 2004

DataMEG Corp. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31, 2003	September 30, 2004
	(restated)	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$312,321	$—

Accounts receivable, net	—	1,188

Inventory	—	119,030
Total current assets	312,321	120,218

PROPERTY AND EQUIPMENT, net	29,036	37,626

OTHER ASSETS:
Goodwill	206,746	206,746
Prepaid expenses	17,267	17,662
Deposits	6,945	11,984
Total other assets	230,958	236,392

	$572,315	$394,236

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Capital lease obligation	$8,302	$8,302
Promissory notes	1,075,896	1,191,771
Accounts payable and accrued expenses	777,500	1,256,347
Accrued compensation	695,891	1,377,395
Due to stockholders and officers	265,180	44,680
Convertible promissory notes, net	—	733,170
Convertible subordinated debentures	20,000	20,000
Liability for stock to be issued	818	1,110,068
Total current liabilities	2,843,587	5,741,733

Total liabilities	2,843,587	5,741,733

COMMITMENTS AND CONTINGENCIES	—	—

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value; 340,000,000 shares authorized at December 31, 2003 and September 30, 2004; 226,029,772 and 243,336,074 issued and outstanding at December 31, 2003 and September 30, 2004, respectively	2,260,298	2,433,361
Common stock subscriptions receivable	(120,056)	(420,056)
Additional paid-in capital	12,916,675	16,041,373
Treasury stock	(75,392)	(75,392)
Stock options	1,025,155	2,435,974
Deferred compensation	(42,917)	—
Accumulated deficit during development stage	(18,167,096)	25,694,818
Total stockholders’ equity (deficit)	(2,230,833)	(5,279,558)

	$572,315	$394,236

The accompanying notes are an integral part of these consolidated financial statements.

DataMEG Corp. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Operations

	For the three months ended September 30, 2003	For the three months ended September 30, 2004	For the nine months ended September 30, 2003	For the nine months ended September 30, 2004	Cumulative from inception (January 13, 1999) to September 30, 2004
	(restated)	(unaudited)	(restated)	(unaudited)	(unaudited)
	(unaudited)		(unaudited)

REVENUE	$—	$4,000	$—	$4,000	$4,000

COST OF REVENUES	—	—	—	—	—
Gross Profit	—	4,000	—	4,000	3,984

OPERATING EXPENSES:
General and administrative	581,014	2,215,851	2,541,628	4,002,403	17,974,180
Selling and marketing	—	1,466,791	—	1,466,291	1,466,291
Research and development	144,294	734,673	561,792	1,397,091	5,107,591
Total operating expenses	725,308	4,032,534	3,103,420	6,560,879	24,163,782

Loss from operations	(725,308)	(4,325,200)	(3,103,420)	(6,774,170)	(24,456,447)

OTHER INCOME (EXPENSES):
Interest income	—	—	—	—	225
Interest expense	(54,769)	(589,082)	(125,829)	(753,552)	(1,081,417)
Loss on acquisition fee	(50,000)	—	(50,000)	—	(123,950)
Loss on disposal of property and equipment	(401)	—	(401)	—	(1,459)
Loss on impairment of patents	—	—	—	—	(127,274)
Loss on litigation	(8,900)	—	(26,700)	—	(159,240)
Realized gains on sale of securities	—	—	—	—	8,530
Total other income (expenses)	(114,070)	(589,082)	(202,930)	(753,552)	(1,484,585)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND MINORITY INTEREST	(839,378)	(4,914,282)	(3,306,350)	(7,527,722)	(25,941,032)

Benefit for income taxes	—	—	—	—	—

LOSS BEFORE MINORITY INTEREST	(839,378)	(4,914,282)	(3,306,350)	(7,527,722)	(25,941,032)

MINORITY INTEREST	6,000	—	227,203	—	246,214

NET LOSS	(833,378)	(4,914,282)	$(3,079,147)	$(7,527,722)	$(25,694,818)

Net loss per common share (basic and diluted)	(0.00)	(0.02)	$(0.02)	$(0.03)	$(0.26)

Weighted average number of common shares outstanding	212,248,077	238,002,741	197,514,844	230,247,605	97,883,928

The accompanying notes are an integral part of these consolidated financial statements.

DataMEG Corp.and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	For the nine Months Ended September 30, 2003	For the nine Months Ended September 30, 2004	Cumulative from inception (January 13, 1999) to September 30, 2004
	(restated)	(unaudited)	(unaudited)
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,079,147)	$(7,527,723)	$(25,694,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,964	10,064	85,674
Stock issued for purchase of in-process R&D	—	—	870,600
Stock issued, or to be issued, in lieu of cash for professional services	904,401	1,000,200	8,185,999
Stock issued to officers for reimbursement of corporate expenses or compensation	160,000	1,082,750	2,845,531
Stock options and warrants issued in lieu of cash for professional services	931,150	1,190,318	2,807,921
Property and equipment given in lieu of cash for professional services	—	—	15,475
Realized gains on sales of investments	—	—	(8,530)
Loss on acquisition fee	50,000	—	123,950
Loss on disposal of property and equipment	401	—	1,459
Loss on impairment of patent	—	—	127,274
Loss on litigation	26,700	—	159,240
Minority interest	(129,538)	—	(154,549)
Stock issued in lieu of financing costs	—	—	140,250
Changes in assets and liabilities affecting operations:
Accounts receivable (net)	—	(1,188)	(1,188)
Inventory	—	(119,030)	(119,030)
Prepaid expenses	(2,383)	(395)	(5,162)
Deposits	—	—	19,986
Promissory notes	88,430	115,875	944,764
Accounts payable and accrued expenses	128,241	481,582	1,381,409
Accrued compensation	102,720	681,504	1,058,589
Due to stockholders and officers	(9,991)	—	235,602
Liability for stock to be isssued	16,813	1,109,250	1,150,063
Convertible notes, net	—	626,403	626,403
Convertible subordinated debentures	—	1,827	1,827
Short-term note payable	—	—	10,909
Net cash used in operating activities	(806,239)	(1,348,561)	(5,190,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,510)	(18,654)	(90,618)
Payments for intangible assets	—	—	(127,274)
Payments for security deposits	(69,445)	(9,601)	(91,532)
Investment in subsidiary	—	—	(149,312)
Purchases of investments	—	—	(20,000)
Sales of investments	—	—	28,530
Net cash used in investing activities	(101,955)	(28,255)	(450,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from shareholder	—	—	26,000
Repayment of loan from shareholder	—	—	(26,000)
Proceeds from short-term loan	—	—	120,000
Repayment of capital lease obligations	—	—	(32,002)
Net proceeds from issuance of stock	763,700	120,000	4,337,967
Net proceeds from stock to be issued	161,000	—	206,000
Proceeds from investments in subsidiary	25,000	—	25,000
Proceeds from issuance of warrants	—	—	25,000
Repayment of promissory note	(500)	—	(500)
Payment for treasury stock	(50,000)	—	(125,392)
Proceeds from issuance of debentures and promissory notes	—	944,495	1,084,485
Net cash provided by financing activities	899,200	1,064,495	5,640,558

NET CHANGE IN CASH	(8,994)	(312,321)	—

CASH, BEGINNING OF PERIOD	9,319	312,321	—

CASH, END OF PERIOD	$325	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of property and equipment with capital lease	$—	$—	$42,540

Issuance of stock in exchange for notes receivable	$—	$—	$656,251

Issuance of stock in exchange for notes payable	$79,219	$—	$279,405

Stock issued as a reduction of the liability for stock to be issued	$288,830	$—	$1,675,234

Stock issued in lieu of deferred financing costs	$—	$—	$140,250

Stock issued in lieu of deferred compensation	$—	$—	$47,400

Stock issued in purchase of subsidiary	$—	$—	$483,658

Stock options issued in lieu as a reduction of amounts due to stockholders and officers	$—	$220,500	$220,500

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Interest paid	$—	$—	$6,612

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

North Electric focuses on becoming a provider of network assurance products and services.  North Electric network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs.  North Electric has developed their NAS-6131 Network Assurance System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. Communications networks that deploy advanced technologies will receive additional fault isolation and related benefits. North Electric is actively pursuing near-term sales opportunities for its NAS-6131 Network Assurance System and anticipates realization of these opportunities in the near-term.

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

CASCommunications had no recorded assets as of September 30, 2004 and had a loss before minority interest of $0 (zero) for the nine months ended September 30, 2004.  No consolidated assets are collateral for liabilities of CASCommunications.  DataMEG has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of September 30, 2004.

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

B.                            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MODIFICATION OF STOCK OPTION VALUES

In connection with the preparation of our March 31, 2004 financial statements we determined that our calculations of the fair value of options granted to employees and consultants were computed using erroneously calculated values for volatility. These mathematical errors were due to mechanical errors in the use of computer software designed to calculate the Black-Scholes analyses and caused the volatility values to be generally understated.  For example, for options granted on August 15, 2003, we used a volatility value of 2.323% instead of 232.3%. Furthermore, upon a thorough review of all our stock option valuations, it was determined that the use of adjusted historical values was more appropriate given the market history of the Company as compared to similar organizations.  For example, in the case mentioned above it was determined that a volatility value of 63% was more appropriate than even the historical value of 232.3%.  All option values in these financial statements have been recalculated using more appropriate volatility values.  Accordingly, the fair value of the options granted to employees and consultants for prior periods has been modified. None of these modifications, which are solely for accounting purposes, has any impact on our cash, cash equivalents, or cash flows.  We have restated our previously reported financial statements as a result of these mathematical errors and internal reviews of appropriate adjusted historical volatility values. We intend to file amended annual reports for the years ended December 31, 2002 and 2003 and for the quarter ending September 30, 2003.

INVENTORY

The Company’s inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.  Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations. There was no inventory at December 31, 2003. Inventory at September 30, 2004 was $ and all inventory was comprised of either raw materials and or finished goods.

	December 31, 2003	September 30, 2004
Raw Materials Inventory	$0.00	$86,903
Finished Goods	$0.00	$32,127
Total Inventory	$0.00	$119,030

The Company assembles finished goods for specific sale on approval contracts. At September 30, 2004, all finished goods had been deployed at one customer site and the Company was awaiting customer acceptance.

The following table represents the effects of all the aforementioned adjustments on restatements on a consolidated basis.

Three Months Ended September 30, 2003: (As reported in the Company’s reviewed financials statements included on its report on Form 10-QSB dated August 20, 2003)	Amount Previously reported for the three months ended September 30, 2003	As adjusted for the three months ended September 30, 2003
Loss before minority interest	$(588,953)	$(839,378)
Minority interest	$6,000	$6,000
Net loss	$(582,953)	$(833,378)
Preferred stock — Series A	$20,000	$—
Preferred stock — Series B	$7,500	$—
Additional paid in capital	$11,693,025	$11,960,199

Nine Months Ended September 30, 2003: (As reported in the Company’s reviewed financials statements included on its report on Form 10-QSB dated August 20, 2003)	Amount Previously reported for the nine months ended September 30, 2003	As adjusted for the nine months ended September 30, 2003
Loss before minority interest	$(2,791,308)	$(3,306,350)
Minority interest	$227,084	$227,203
Net loss	$(2,564,224)	$(3,079,147)
Preferred stock — Series A	$20,000	$—
Preferred stock — Series B	$7,500	$—
Additional paid in capital	$11,693,025	$11,960,199

RECENT ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that have a material effect on the Company’s financial position or results of operations for the three months ended September 30, 2004.

C.                                     CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of restricted common stock.  The remaining convertible subordinated debentures totaled $20,000 at December 31, 2003 and September 30, 2004, respectively.  Interest accrued related to the unconverted subordinated debentures was $15,963 and $17,790 at December 31, 2003 and September 30, 2004, respectively. The Company is in default related to payments of interest and principal at September 30, 2004.

D.                                    CONVERTIBLE NOTES

In the period April through September 2004, the Company entered into agreements to issue convertible notes with approximately forty (40) investors in the amount of $944,495. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between three and six months of the original issuance date of the notes into an aggregate of approximately 16,014,000 shares.  The notes will automatically convert to shares if repayment is not earlier demanded and if not converted prior to October 27, 2004.  Prior to October 27, 2004, three investors requested that their principal in the total amount of $260,000 be returned in before the conversion date. The Company agreed to repay these amounts with accrued interest no later than October 31, 2004. Due to limited cash flows these amounts have not been repaid as of the date of this filing. The Company intends to repay these amounts as soon as practicable.  A beneficial conversion value was recognized as debt discount and added to paid in capital was added in the amount of $837,728. For the three months ended September 30, 2004, the discount amortized to interest expense was approximately $544,000.

E.                                      DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2003 and September 30, 2004, the Company was indebted to officers and stockholders in the amount of $256,180 and $44,680, respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

F.                                      PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001.  On January 7, 2002 the Company

received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $806,000 and $885,000 as of December 31, 2003 and September 30, 2004, respectively.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507.  The note is guaranteed personally by the Company’s Chairman.  The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003.  No significant payments have been made to date and the Company is in default with respect to this note and since default, interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $270,000 and $307,000 as of December 31, 2003 and September 30, 2004, respectively.

G.                                     OTHER LIABILITIES

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002.  The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s Chairman.  On May 17, 2002, the investor filed suit against the Company and the Company’s Chairman for the principal, accrued interest, legal fees and related damages.  A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company.  The Company issued the Company’s Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2003 and September 30, 2004 and is recorded in accounts payable and accrued expenses.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock.  The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued.  The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements.  Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s Chairman the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  On April 3, 2003, the court issued a default judgment against the Company and our President in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company has recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at September 30, 2004 was approximately $67,000.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest.  On April 24, 2003, the court determined that the Company and our President defaulted.  A final judgment was ordered and finalized on December 3, 2003. The Company has recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. The balance, including accrued interest, at September 30, 2004 was approximately $124,000.

H.                                    RELATED PARTY TRANSACTIONS

As of December 31, 2003 and September 30, 2004 the Company had amounts payable to various officers and stockholders (See Note E).

During 2003, the Company’s Chairman assumed personal liability and pledged personal assets as part of several financing agreements.

I.                                         CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution.  At December 31, 2003, the Company’s uninsured cash balances were approximately $157,000. At September 30, 2004, the Company had no uninsured cash balances.

J.                                        COMMITMENTS AND CONTINGENCIES

Commitments:

In May 2003, the Company signed a term sheet to acquire the additional 60% equity position in CASCommunications, Inc.  The term sheet is non-binding and any subsequent definitive agreement is dependent upon a successful completion of due diligence by all parties. The terms of the purchase are based upon the valuation of the developed technology and the contacts made to date to implement the technology on a test basis. As of September 30, 2004, the developed technology has not been valued and no definitive agreement has been signed. Due to a shortage of financial and human resources, the Company has elected to focus on North Electric Company’s initial marketing and sales campaigns. As funds and time permit, the Company will return to discussions with the stockholders of CASCO regarding the desirability of increasing its ownership in CASCO.

In November 2003, the Company entered into an informal agreement with an ex-employee of North Electric Company to issue 1,750,000 shares of the Company’s common stock as part of a settlement agreement and release related to prior claims against the company for unpaid and additional compensation earned under certain verbal agreements.  The commitment to issue stock was valued based upon the average market value of the stock during the month of November 2003. As a result the Company increased the existing liability to the employee and recorded additional consulting expense of approximately $115,000 at that time for a balance due the employee of $315,000 at December 31, 2003. The agreement was formalized and signed on February 12, 2004. As of September 30, 2004, none of the shares have been issued.

On November 30, 2003, the Company entered into an informal agreement with the president of North Electric Company related to past, present and future compensation. Under the terms of the agreement the Company committed to issue 1,770,000 shares of the Company’s common stock as satisfaction for amounts owed to the president of North Electric Company in unpaid compensation through the year ended December 31, 2003.  The Company committed to issue the president of North Electric Company stock options for 5,500,000 shares of the company’s common stock at a strike price of $0.15 per share.  Share options to acquire 1,500,000 vested on November 30, 2003 and the balance will vest over the following 36 months and will expire three years after the date of vesting.  During the three months ended September 30, 2004, options to acquire 333,333 shares vested under this commitment, were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $32,799 which was charged to officer’s compensation.  As of September 30, 2004, none of the vested stock options were exercised.  The Company also increased the president of North Electric Company’s annual compensation and committed to issue 500,000 shares of the Company’s common stock as bonus compensation for achieving future benchmarks of which, 250,000 was earned in the first quarter of 2004 and additional compensation expense was recorded in March 2004 for approximately $43,000. The remaining 250,000 shares were deemed to be earned in the third quarter of 2004 and additional compensation expense was recorded in July 2004 for approximately $34,000.  None of the 1,770,000 committed shares and none of the 500,000 bonus shares had been issued as of September 30, 2004.

In November 2003, the Company entered into an exclusive distribution agreement for the sale of North Electric Company products in the Pacific Rim.  The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007.  Under the distribution agreement, North Electric Company is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products.  As of September 30, 2004, no products have been sold under this agreement.

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

On May 7, 2004, La Jolla Cove Investors, Inc., a shareholder, filed a complaint against the Company and the Company’s Chairman, for breach of contract in the Superior Court of San Diego County, California for damages in the amount of $450,000, attorneys fees, and interest for failure to register their shares in its SB2/A filed in February 2004 as amended in June 2004. A judgment has not been received related to this litigation. On July 28, 2004, the plaintiff entered into an agreement with the Company to withdraw the suit if its shares were included in the future filing of the SB2/A. It is the intent of the Company to include those shares in that registration statement.

K.                  STOCK SUBSCIPTION RECEIVABLE

On March 5, 2004, the Company entered into two stock subscription agreements with a foreign investor to purchase 5,882,352 shares of the Company’s common stock at a purchase price of $0.17 per share.  As of September 30, 2004, the investor paid $80,000 towards the purchase of the shares. On April 1, 2004, the Company issued 2,941,176 shares of restricted Common Stock to the investor with the understanding that the investor was sending the Company $500,000 and a stock subscription receivable was recorded in the amount of $420,000. On April 14, 2004, the investor notified the Company of the investor’s intent not to invest further in the Company. The Company has agreed to issue 470,588 shares to accommodate the $80,000 investment that was made upon return of the certificate issued in April 2004.  There is no further activity anticipated regarding this matter.

L.                                      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2004	For the nine months ended September 30, 2003	For the nine months ended September 30, 2004	Cumulative from Inception (January 13, 1999) to September 30, 2004
	(restated)	(unaudited)	(restated)	(unaudited)	(unaudited)
	(unaudited)		(unaudited)
Net Loss (numerator)	$(833,378)	$(4,914,282)	$(3,079,147)	$(7,527,722)	$(25,694,818)
Weighted Average Shares (denominator)	212,248,077	238,002,741	197,514,844	230,247,605	97,883,928
Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.02)	$(0.03)	$(0.26)

As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, “Earnings Per Share.” Thus, options and warrants granted as ofSeptember 30, 2003 and 2004 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

M.                                 OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At September 30, 2004, current liabilities exceed current assets by $5,621,515. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements.  In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

N.                                    SUBSEQUENT EVENTS

In October and November 2004, the Company entered into agreements to issue convertible notes to seven (7) investors in the aggregate amount of $119,500. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between immediately and three months of the original issuance date of the notes into an aggregate of approximately 2,900,000 shares.  The notes will automatically convert to shares if not converted prior to October 27, 2004 or January 27, 2005, depending on the note.  The Company has calculated a beneficial conversion value in the amount of approximately $900,000 that will be treated as a discount on convertible notes. As of November 22, 2004, all the funds had been received.

ADD KIRWANGIER AGREEMENT

ADD STOCK GRANT TO KANTI

ANDY WANTS TO ADD SOMETHING REGARDING NECI – TWC PURCHASE ORDERS.

Item 2.    Plan of Operation

Plan of Operation

We are a technology company focused on developing new technologies, software applications, and products primarily serving the telecommunications sector. Specifically, through our wholly owned subsidiary North Electric, we design, develop and offer quality and reliability assurance systems for providers of Internet Telephony, also known as Voice over Internet Protocol (VoIP).  VoIP is one of the fastest growing segments in the telecommunications sector. Yankee Group, a leading market research firm, estimates that the number of VoIP subscribers is estimated to grow to 1 million by the end of this year from 131,000 in 2003 and 17.5 million by 2008. The contenders include local and long distance telephone companies such as SBC, Verizon, Bellsouth, Qwest, Sprint, AT&T, and MCI; cable multi-service operators (MSOs) such as Cablevision, Comcast, Cox, Rogers, and Time Warner Cable; and alternate telephone service providers such as Vonage. Yankee Group also estimates that the cable MSOs will corner 56 per cent of that market in 2005. The dollar value of the VoIP subscriber market for US and Canadian cable operators, according another leading market research firm, Kinetic Strategies, is estimated to be $15 billion through 2009. Our market opportunity is closely related to VoIP subscriber growth and we plan to continue to focus on seeking business and revenue opportunities in this market segment during the next twelve month period beginning November 2004.

We operate through two subsidiaries, North Electric Company and CasCommunications. We own 100% of North Electric Company and 40% of CasCommunications.

The following discussion of our plan of operation for the next twelve months should be read in conjunction with the consolidated financial statements and the attached notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. See “Note Regarding Forward-Looking Statements and Related Risk” on page 21.

North Electric Company

During the next twelve month period beginning November 2004, our wholly owned subsidiary North Electric plans to build upon its successes during the first nine months of 2004. These successes include acquiring initial purchase orders from Time Warner Cable, a major cable MSO, and introducing products that the management believes are gaining acceptance in the marketplace.

We have developed an Active Monitoring and Predictive Diagnostic platform that assures the Quality of Voice and Reliability of Services for the rapidly growing Voice over IP (VoIP) market.  To maintain or increase their subscriber base – and reduce costs; most cable MSOs, local and long distance operators and alternate telephony providers are all looking to embrace VoIP technology that many believe is disrupting the conventional telephony world.  In embracing VoIP, the key challenge that virtually all VoIP service providers face is to provide to their customers a reliable, high quality voice over IP service as found on the traditional telephony network. We enable VoIP service providers to assure Quality of Voice and Reliability of Services.  We also enable them to discover network degradation before an outage occurs and pinpoint where the problem is so that the problem can be fixed before their customers experience a loss in Quality of Voice.

During the next twelve months, we plan to continue to focus on product development and expansion of our marketing and sales efforts.

Product Development

North Electric’s flagship product is the NAS 6131 Active Monitoring and Predictive Diagnostic platform. At the core of NAS 6131 is a technology that enables call “routining” from any touchpoint anywhere a call can traverse – analog, digital, T1, or even SS7 – across global – and often multiple - VoIP and PSTN network segments. The core is a powerful call routining system integrated with hierarchical predictive diagnostic techniques that are progressively granular.  Our platform offers web-based reports and distinctive alerts that provide high value to customers - to know of network degradation before a failure occurs and pinpoint where the problem is so that it can be fixed before a subscriber hears it.

During the next twelve months, we plan to continue to refine our products and add features and functionality to meet the needs of our current and potential customers.

Marketing and Sales

We began selling our products in second quarter of 2004 and recently signed contracts with two divisions of Time Warner Cable which include two initial evaluation purchase orders for our equipment totaling more than $300,000. Time Warner is aggressively rolling out Internet Telephony services across its entire footprint and we expect to benefit from this rollout with additional orders.

We continue to expand our marketing and selling efforts to secure new customers within the cable MSO and local and long distance telephony provider segments. We are also actively seeking partners with considerable market presence that would broaden the customer reach for the North Electric Company products.

To accomplish the product enhancements and securing of customer and partner goals of North Electric Company, we estimate that cash flow needed for operations for the next 12 months beginning November 2004 is $2,376,000 broken down by quarter as follows:

($ 000)	Q4 2004	Q1 2005	Q2 2005	Q3 2005	Total

Gross Profit (Cash Basis)	(34)	241	550	950	1,707
Capital	$30	$70	$40	$60	$200
Expenditures
R&D	$196	$218	$264	$335	$1,013
SG&A	$617	$667	$753	$793	$2,830

Total	$877	$714	$507	$238	$2,336

The company continues to move from its historical R&D mode and is in the early stages of securing revenue generating commercial contracts. As such, management believes that the major expenses incurred over the next twelve months will shift away from R&D to bolster sales and marketing efforts, customer support and segment-specific product enhancements to address this reality.

CasCommunications

During the next twelve-month period, Management has elected to solely focus its efforts and resources on the success of North Electric Company.  As a result, cash flow needed for operations for the next 12 months is broken down by quarter as follows and includes expenses related to limited corporate activity:

($ 000)	Q3 2004	Q4 2004	Q1 2005	Q2 2005	Total
R&D	$0	$0	$0	$0	$0
SG&A	$10	$10	$10	$10	$40

Total	$10	$10	$10	$10	$40

Liquidity and Capital Resources

During April through November, 2004 the Company entered into agreements to issue convertible notes to approximately fifty (50) investors for a total aggregate investment to date of $1,063,995.  These funds were used and will continue to fund operations in the second, third and fourth quarter of 2004.

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

If we are unable to complete a financing transaction, we would need to curtail or reduce some of the subsidiaries’ intended areas of marketing and sales, development and investment.

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

Inventory:

During the first quarter of 2004, our subsidiary, North Electric Company, Inc., began to carry a limited inventory in anticipation of their first sales order that was received in July 2004. The Company’s inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.  Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations. During the third quarter of 2004, North Electric Company built and deployed hardware solutions for their first customer. At September 30, 2004, the customer was finalizing the testing process that is a part of the standard acceptance process. Transfer of ownership occurs upon customer acceptance and until such time, all deployed hardware is recorded as “Goods on Consignment” and is included in the Company’s inventory.

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

Software development costs

Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. As of September 30, 2004, there have been no costs incurred by the Company between the completion of technological feasibility and general release and therefore no such expenses have been capitalized in the accompanying consolidated financial statements.

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

No Preferred Stock Issued

Beginning with our quarterly report on Form 10-QSB for the quarter ended June 30, 2002, we reported that we issued preferred shares to one investor, Quantum Advanced Technologies, Inc.  Specifically, we reported that we sold a total of 4,000,000 shares of Class A preferred stock to Quantum on June 10, 2002 for $40,000 and 150,000 shares of Class B preferred stock to Quantum on August 2, 2002 for $15,000.  Quantum is a shareholder of Cascommunications, Inc., a company in which we own a 40% equity interest.

Although we planned to issue preferred shares to Quantum, we did not.  Instead, we actually issued common shares to Quantum.  Subsequently, Quantum transferred its shares to Laurie A. Schaefer and William S. Schaefer.

In lieu of issuing 4,000,000 shares of Class A preferred stock that would convert into a total of 4,000,000 shares of common stock, we issued 4,000,000 shares of common stock.

In lieu of issuing 150,000 shares of Class B preferred stock that would convert into a total of 1,500,000 shares of common stock, we issued 1,500,000 shares of common stock.

The total number of common shares outstanding during the periods covered by the restated financial statements were correct as initially reported in our Forms 10-KSB and 10-QSB in that the total number of common shares outstanding included these 5,500,000 shares of common stock.

We also reported conversions of preferred shares to common shares.  We will remove this disclosure from the restated financial statements because the shares in question were originally issued as common shares.

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

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $806,000 and $885,000 as of December 31, 2003 and September 30, 2004, respectively.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the Investors defaulted on the stock purchase agreements and the Investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s President in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and our Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company has recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at September 30, 2004 was approximately $67,000.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company has recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. The balance, including accrued interest, at September 30, 2004 was approximately $124,000.

On May 7, 2004, La Jolla Cove Investors, Inc., a shareholder, filed a complaint against the Company and the Company’s Chairman, for breach of contract in the Superior Court of San Diego County, California for damages in the amount of $450,000, attorneys fees, and interest for failure to register their shares in its SB2/A filed in February

2004 and as amended in June 2004. A judgment has not been received related to this litigation. On July 28, 2004, the plaintiff entered into an agreement with the Company to withdraw the suit if its shares were included in the future filing of the SB2/A.  It is the intent of the Company to include those shares in that registration statement.

Item 2.    Changes in Securities and Small Business Issuer Purchases of Equity Securities

Securities that were not registered under the Securities Act but were issued under equity compensation plans:

During the three months ended September 30, 2004, we issued the following shares of our common stock under equity compensation plans:

Date of Issuance	Employee or Consultant	Number of Securities	Type of Securities	Cash Consideration	Non-Cash Consideration	Exercise Price per Share (if applicable)
8/3/04	Andrew Benson	5,000,000	Common Stock	N/A	$658,750	N/A
8/5/04	Dan Ference	2,000,000	Common Stock	N/A	$320,000	N/A
8/5/04	Ron Dove	3,000,000	Common Stock	N/A	$420,750	N/A
8/6/04	James Murphy	5,000,000	Common Stock	N/A	$544,000	N/A
8/13/04	Francis Noser	100,000	Common Stock	N/A	$11,050	N/A
8/13/04	Carla Erickson	100,000	Common Stock	N/A	$11,050	N/A
8/13/04	Mike Van Cooney	100,000	Common Stock	N/A	$11,050	N/A
8/13/04	Brad Fayette	100,000	Common Stock	N/A	$11,050	N/A
8/13/04	Ron Schwartz	100,000	Common Stock	N/A	$11,050	N/A
8/13/04	Bryant Smith	100,000	Common Stock	N/A	$11,050	N/A
8/13/04	Rich Adam	100,000	Common Stock	N/A	$11,050	N/A
8/13/04	Carl Mottayaw	100,000	Common Stock	N/A	$11,050	N/A
9/7/04	Richard Van Schaik	100,000	Common Stock	N/A	$11,050	N/A
TOTAL		15,900,000			$2,042,950

Recent Sales of Unregistered Securities:

During the three months ended September 30, 2004, we did not issue any of our shares of our common stock in exempt transactions.

Repurchases of common stock

We did not repurchase any shares of common stock during the three months ended September 30, 2004.

Common stock options and warrants

We granted the following stock options during the third quarter of 2004:

Date of Stock Option Grant	Employee(E)or Consultant (C)	Number of Stock Options Granted	Type of Securities	Vesting Period and Expiration Date	Non-Cash Consideration (In lieu of cash for fair value –Black- Scholes)	Strike Price per Share (if applicable)
7/1/04	Rich Adam (C)	100,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,810	$0.01

7/1/04	Carla Erickson (E)	200,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$2,868.	$0.15

7/1/04	Carla Erickson (E)	100,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,810	$0.01

7/1/04	Brad Fayette (C)	450,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$6,453	$0.15

7/1/04	Brad Fayette (C)	150,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,170	$0.15

7/1/04	Paul Holzworth (C)	725,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$10,396.50	$0.15

7/1/04	Paul Holzworth (C)	100,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from	$7,810	$0.01

				Vesting Date

7/1/04	Raj Krishnan (C)	450,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$6,453	$0.15

7/1/04	Raj Krishnan (C)	200,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$15,620	$0.01

7/1/04	Carl Mottayaw (C)	100,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,810	$0.01

7/1/04	Frank Noser (E)	450,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$6,453	$0.15

7/1/04	Frank Noser (E)	100,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,810	$0.01

7/1/04	Sally Ruggero (C)	220,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$3,154.80	$0.15

7/1/04	Sally Ruggero (C)	100,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,810	$0.01

7/1/04	Ron Schwartz (C)	225,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter	$3,226.50	$0.15

				Expiration: 3 Year from Vesting Date

7/1/04	Ron Schwartz (C)	150,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,170	$0.15

7/1/04	Bryant Smith (C)	150000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,170	$0.15

7/1/04	Bryant Smith (C)	150,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$2,151	$0.15

7/1/04	Mike VanCooney (C)	250,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$3,585	$0.15

7/1/04	Mike VanCooney (C)	150,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,170	$0.15

7/1/04	Richard VanSchaik (C)	450,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$6,453	$0.15

7/1/04	Richard VanSchaik (C)	150,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,170	$0.15

7/23/04	Dan Ference (E)	2,000,000	Common Stock Options	Vesting: Immediate	$194,600	$0.18

Expiration: 3 years from Vesting Date

TOTAL		$2,042,950

Item 3.    Defaults Upon Senior Securities

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of restricted common stock as of December 31, 2003. The remaining convertible subordinated debentures total $25,000 and $20,000 at December 31, 2002 and 2003, respectively. Interest accrued related to the unconverted subordinated debentures was $15,963 and $17,790 at December 31, 2003 and

September 30, 2004, respectively. The Company is in default related to payments of interest and principal at September 30, 2004.

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $806,000 and $885,000 as of December 31, 2003 and September 30, 2004, respectively.

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s Chairman for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2003 and September 30, 2004 and is recorded in accounts payable and accrued expenses.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note is guaranteed personally by the Company’s Chairman. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $270,000 and $307,000 as of December 31, 2003 and September 30, 2004, respectively.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in three months ended September 30, 2004.

Item 5.    Other Information

There was no other information for the three months ended September 30, 2004.

Item 6.    Exhibits and Reports on Form 8-K

(a)          Exhibits

10.1	Tekno Telecom

10.2	James Murphy

10.3	Mark McGrath

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on 8-K

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DataMEG, Corp.
(Registrant)

By:	/s/ ANDREW BENSON
Andrew Benson, Chairman, Sole Director and Principal Financial Officer

Date:	November 22, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ANDREW BENSON
Andrew Benson, Chairman, Sole Director and Principal Financial Officer

Date	November 22, 2004