Form 10QSB/A
period 2004-09-30
DATAMEG CORP
filed 2004-11-26
CIK 716749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

DataMEG Corp. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31, 2003	September 30, 2004
	(restated)	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$312,321	$—

Accounts receivable, net	—	1,188

Inventory	—	119,030
Total current assets	312,321	120,218

PROPERTY AND EQUIPMENT, net	29,036	37,626

OTHER ASSETS:
Goodwill	206,746	206,746
Prepaid expenses	17,267	17,662
Deposits	6,945	11,984
Total other assets	230,958	236,392

	$572,315	$394,236

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Capital lease obligation	$8,302	$8,302
Promissory notes	1,075,896	1,191,771
Accounts payable and accrued expenses	777,500	1,256,347
Accrued compensation	695,891	1,377,395
Due to stockholders and officers	265,180	44,680
Convertible promissory notes, net of amortization	—	733,170
Convertible subordinated debentures	20,000	20,000
Liability for stock to be issued	818	1,110,068
Total current liabilities	2,843,587	5,741,733

Total liabilities	2,843,587	5,741,733

COMMITMENTS AND CONTINGENCIES	—	—

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value; 340,000,000 shares authorized at December 31, 2003 and September 30, 2004; 226,029,772 and 243,336,074 issued and outstanding at December 31, 2003 and September 30, 2004, respectively	2,260,298	2,433,361
Common stock subscriptions receivable	(120,056)	(420,056)
Additional paid-in capital	12,916,675	16,041,373
Treasury stock	(75,392)	(75,392)
Stock options	1,025,155	2,435,974
Deferred compensation	(42,917)	—
Accumulated deficit during development stage	(18,167,096)	(25,694,818)
Total stockholders’ equity (deficit)	(2,203,333)	(5,279,558)

	$572,315	$394,236

The accompanying notes are an integral part of these consolidated financial statements.

DataMEG Corp. and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Operations

	For the three months ended September 30, 2003	For the three months ended September 30, 2004	For the nine months ended September 30, 2003	For the nine months ended September 30, 2004	Cumulative from inception (January 13, 1999) to September 30, 2004
	(restated)	(unaudited)	(restated)	(unaudited)	(unaudited)
	(unaudited)		(unaudited)

REVENUE	$—	$4,000	$—	$4,000	$4,000

COST OF REVENUES	—	—	—	—	—
Gross Profit	—	4,000	—	4,000	4,000

OPERATING EXPENSES:
General and administrative	581,014	2,215,850	2,541,628	4,002,403	17,974,180
Selling and marketing	—	1,466,291	—	1,466,291	1,466,291
Research and development	144,294	647,058	561,792	1,309,476	5,019,976
Total operating expenses	725,308	4,329,199	3,103,420	6,778,170	24,460,447

Loss from operations	(725,308)	(4,325,199)	(3,103,420)	(6,774,170)	(24,456,447)

OTHER INCOME (EXPENSES):
Interest income	—	—	—	—	225
Interest expense	(54,769)	(589,082)	(125,829)	(753,552)	(1,081,417)
Loss on acquisition fee	(50,000)	—	(50,000)	—	(123,950)
Loss on disposal of property and equipment	(401)	—	(401)	—	(1,459)
Loss on impairment of patents	—	—	—	—	(127,274)
Loss on litigation	(8,900)	—	(26,700)	—	(159,240)
Realized gains on sale of securities	—	—	—	—	8,530
Total other income (expenses)	(114,070)	(589,082)	(202,930)	(753,552)	(1,484,585)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND MINORITY INTEREST	(839,378)	(4,914,281)	(3,306,350)	(7,527,722)	(25,941,032)

Benefit for income taxes	—	—	—	—	—

LOSS BEFORE MINORITY INTEREST	(839,378)	(4,914,281)	(3,306,350)	(7,527,722)	(25,941,032)

MINORITY INTEREST	6,000	—	227,203	—	246,214

NET LOSS	$(833,378)	$(4,914,281)	$(3,079,147)	$(7,527,722)	$(25,694,818)

Net loss per common share (basic and diluted)	$(0.00)	$(0.02)	$(0.02)	$(0.03)	$(0.26)

Weighted average number of common shares outstanding	212,248,077	238,002,741	197,514,844	230,247,605	97,883,928

The accompanying notes are an integral part of these consolidated financial statements.

DataMEG Corp.and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	For the nine Months Ended September 30, 2003	For the nine Months Ended September 30, 2004	Cumulative from inception (January 13, 1999) to September 30, 2004
	(restated)	(unaudited)	(unaudited)
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,079,147)	$(7,527,722)	$(25,694,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,964	10,064	85,674
Stock issued for purchase of in-process R&D	—	—	870,600
Stock issued, or to be issued, in lieu of cash for professional services	904,401	1,082,100	8,267,899
Stock issued to officers and employees for reimbursement of corporate expenses or compensation	160,000	1,000,850	2,763,631
Stock options and warrants issued in lieu of cash for professional services and compensation	931,150	1,190,319	2,848,125
Property and equipment given in lieu of cash for professional services	—	—	15,475
Realized gains on sales of investments	—	—	(8,530)
Loss on acquisition fee	50,000	—	123,950
Loss on disposal of property and equipment	401	—	1,459
Loss on impairment of patent	—	—	127,274
Loss on litigation	26,700	—	159,240
Minority interest	(129,538)	—	(154,550)
Stock issued in lieu of financing costs	—	—	140,250
Changes in assets and liabilities affecting operations:
Accounts receivable (net)	—	(1,188)	(1,188)
Inventory	—	(119,030)	(119,030)
Prepaid expenses	(2,383)	(395)	(5,162)
Deposits	—	—	19,986
Promissory notes	88,430	115,875	944,764
Accounts payable and accrued expenses	128,241	481,582	1,360,217
Accrued compensation	102,720	681,504	1,039,578
Due to stockholders and officers	(9,991)	—	235,602
Liability for stock to be isssued	16,813	1,109,250	1,150,063
Convertible notes, net amortization	—	626,403	626,403
Convertible subordinated debentures	—	1,827	1,827
Short-term note payable	—	—	10,909
Net cash used in operating activities	(806,239)	(1,348,561)	(5,190,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,510)	(18,654)	(90,618)
Payments for intangible assets	—	—	(127,274)
Payments for security deposits	(69,445)	(9,601)	(91,532)
Investment in subsidiary	—	—	(149,312)
Purchases of investments	—	—	(20,000)
Sales of investments	—	—	28,530
Net cash used in investing activities	(101,955)	(28,255)	(450,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from shareholder	—	—	26,000
Repayment of loan from shareholder	—	—	(26,000)
Proceeds from short-term loan	—	—	120,000
Repayment of capital lease obligations	—	—	(32,002)
Net proceeds from issuance of stock	763,700	120,000	4,337,967
Net proceeds from stock to be issued	161,000	—	206,000
Proceeds from investments in subsidiary	25,000	—	25,000
Proceeds from issuance of warrants	—	—	25,000
Repayment of promissory note	(500)	—	(500)
Payment for treasury stock	(50,000)	—	(125,392)
Proceeds from issuance of debentures and promissory notes	—	944,495	1,084,485
Net cash provided by financing activities	899,200	1,064,495	5,640,558

NET CHANGE IN CASH	(8,994)	(312,321)	—

CASH, BEGINNING OF PERIOD	9,319	312,321	—

CASH, END OF PERIOD	$325	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of property and equipment with capital lease	$—	$—	$42,540

Issuance of stock in exchange for notes receivable	$—	$—	$656,251

Issuance of stock in exchange for notes payable	$79,219	$—	$279,405

Stock issued as a reduction of the liability for stock to be issued	$288,830	$—	$1,675,234

Stock issued in lieu of deferred financing costs	$—	$—	$140,250

Stock issued in lieu of deferred compensation	$—	$—	$47,400

Stock issued in purchase of subsidiary	$—	$—	$483,658

Stock options issued in lieu as a reduction of amounts due to stockholders and officers	$—	$220,500	$220,500

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Interest paid	$—	$—	$6,612

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

ACCOUNTING CHANGES:

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

No Preferred Stock Issued

Beginning with our quarterly report on Form 10-QSB for the quarter ended June 30, 2002, we reported that we issued preferred shares to one investor, Quantum Advanced Technologies, Inc.  Specifically, we reported that we sold a total of 4,000,000 shares of Class A preferred stock on June 10, 2002 for $40,000 and 150,000 shares of Class B preferred stock On August 2, 2002 for $15,000.

Although we planned to issue preferred shares to the investor, we did not.  Instead, we actually issued common shares. In lieu of issuing 4,000,000 shares of Class A preferred stock that would convert into a total of 4,000,000 shares of common stock, we issued 4,000,000 shares of common stock. In lieu of issuing 150,000 shares of Class B preferred stock that would convert into a total of 1,500,000 shares of common stock, we issued 1,500,000 shares of common stock.

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

The following table represents the effects of all the aforementioned adjustments on restatements on a consolidated basis.

Three Months Ended September 30, 2003: (As reported in the Company’s reviewed financials statements included on its report on Form 10-QSB dated November 19, 2003)	Amount Previously reported for the three months ended September 30, 2003	As adjusted for the three months ended September 30, 2003
Loss before minority interest	$(588,953)	$(839,378)
Minority interest	$6,000	$6,000
Net loss	$(582,953)	$(833,378)
Preferred stock — Series A	$20,000	$—
Preferred stock — Series B	$7,500	$—
Additional paid in capital	$11,693,025	$11,960,199

Nine Months Ended September 30, 2003: (As reported in the Company’s reviewed financials statements included on its report on Form 10-QSB dated November 19, 2003)	Amount Previously reported for the nine months ended September 30, 2003	As adjusted for the nine months ended September 30, 2003
Loss before minority interest	$(2,791,308)	$(3,306,350)
Minority interest	$227,084	$227,203
Net loss	$(2,564,224)	$(3,079,147)
Preferred stock — Series A	$20,000	$—
Preferred stock — Series B	$7,500	$—
Additional paid in capital	$11,693,025	$11,960,199

INVENTORY

The Company’s inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.  Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations. There was no inventory at December 31, 2003. Inventory at September 30, 2004 was $119,030 and all inventory was comprised of either raw materials and or finished goods.

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

D.                                    CONVERTIBLE NOTES

In the period April through September 2004, the Company entered into agreements to issue convertible notes with approximately forty (40) investors in the amount of $944,495. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between three and six months of the original issuance date of the notes into an aggregate of approximately 19,642,000 shares.  The notes will automatically convert to shares if repayment is not earlier demanded and if not converted prior to October 27, 2004.  A beneficial conversion value was recognized as debt discount and added to paid in capital was added in the amount of $837,728. For the three months ended September 30, 2004, the discount amortized to interest expense was approximately $623,000.

Prior to October 27, 2004, three investors requested that their principal in the total amount of $260,000 be returned before the conversion date. The Company agreed to repay these amounts with accrued interest no later than October 31, 2004. Due to limited cash flows these amounts have not been repaid as of the date of this filing. The Company intends to repay these amounts as soon as practicable.

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

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock.  The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued.  The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements.  Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  On April 3, 2003, the court issued a default judgment against the Company and our President in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company has recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at September 30, 2004 was approximately $67,000.

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

In July 2004, the Company and its subsidiary entered into an agreement that was made effective May 1, 2004, with a consultant to provide marketing support and sales representation services for its subsidiary, North Electric Company. Under the terms of the agreement, North Electric Company is to pay a monthly fee of $5,000 per month from May through December 2004 unless the contract is terminated earlier. In addition, the consultant is to be compensated with up to 12,000,000 shares of unregistered DataMEG Corp. common stock for achieving certain milestones. The stock can be exchanged for cash payments at a rate of $10,000 per one million shares of common stock. If stock is issued as payment for compensation then the stock must be registered within 120 days of the issuance of the stock certificate. A failure to register the stock in the period noted will result in a 5% penalty, payable in stock, on a monthly basis until the stock is registered. Cash payments are due within 30 days of the date of achievement. A penalty for late cash payments of $100 per day will be deemed payable. As of September 30, 2004, the Company recorded marketing support expenses, under this agreement, in the amount of $1,120,250 of which $45,000 relates to cash transactions and $1,075,250 relates to the value of 7,000,000 shares of DataMEG common stock to be issued. The stock was issued in October 2004.

In August 2004, the Company negotiated to hire a consultant as its CEO. As part of the employment contract, the consultant required that the Company obtain directors and officers insurance prior to his official status as CEO for the Company. The Company has been working to obtain this coverage and expects that the coverage will be obtained and that the consultant will obtain official status as their CEO in December 2004. In the interim, the consultant has agreed to provide limited services for the Company in exchange for $2,000 a month travel allowance.  In October 2004, the Company issued the consultant one million (1,000,000) shares of its unregistered common stock as a sign of good faith regarding its continued intent to formally employ this consultant. These shares constitute a partial payment towards a negotiated signing bonus.

In August 2004, the Company entered into an agreement with a consultant to provide general legal counsel services for the Company. Under the terms of the agreement the Company is required to make monthly payments of $2,404 and reimburse the consultant for travel expenses as incurred.

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

L.                                      NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Three Months Ended September 30, 2003	For the Three Months Ended September 30, 2004	For the nine months ended September 30, 2003	For the nine months ended September 30, 2004	Cumulative from Inception (January 13, 1999) to September 30, 2004
	(restated)	(unaudited)	(restated)	(unaudited)	(unaudited)
	(unaudited)		(unaudited)
Net Loss (numerator)	$(833,378)	$(4,914,281)	$(3,079,147)	$(7,527,722)	$(25,694,818)
Weighted Average Shares (denominator)	212,248,077	238,002,741	197,514,844	230,247,605	97,883,928
Basic and diluted net loss per common share	$(0.00)	$(0.02)	$(0.02)	$(0.03)	$(0.26)

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

N.                                    SUBSEQUENT EVENTS

In October and November 2004, the Company entered into agreements to issue convertible notes to seven (7) investors in the aggregate amount of $119,500. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between immediately and three months of the original issuance date of the notes into an aggregate of approximately 2,900,000 shares.  The notes will automatically convert to shares if not converted prior to October 27, 2004 or January 27, 2005, depending on the note.  The Company has calculated a beneficial conversion value in the amount of approximately $115,000 that will be treated as a discount on convertible notes. As of November 22, 2004, all the funds had been received.

In October 2004, the Company entered into an agreement with a consulting firm to provide introductions to possible investors or strategic partners. Under the terms of the agreement, the Company is to pay a cash fee equal to ten percent (10%) of the aggregate gross proceeds of the  first $1,000,000 (one million dollars), eight and one-half percent (8.5%) of the aggregate gross proceeds of an additional $2,000,000 (two million dollars), issue warrants to purchase a number of shares of the Company’s common stock equal to ten percent (10%) of  the consideration divided by the financing warrant exercise price to be determined. In addition, the Company is to issue to the consulting firm, subject to regulatory approval and regulatory hold periods, 500,000 shares of its' common stock and an additional options to purchase 500,000 shares of  its common stock at a strike price of $0.15 per share and to reimburse the consulting firm for out-of-pocket expenses as incurred.

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

To accomplish the product enhancements and securing of customer and partner goals of North Electric Company, we estimate that cash flow needed for operations for the next 12 months beginning November 2004 is $2,336,000 broken down by quarter as follows:

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

Repurchases of common stock

We did not repurchase any shares of common stock during the three months ended September 30, 2004.

Common stock options and warrants

We granted the following stock options during the third quarter of 2004:

Date of Stock Option Grant	Employee(E)or Consultant (C)	Number of Stock Options Granted	Type of Securities	Vesting Period and Expiration Date	Vested Non-Cash Consideration (In lieu of cash for fair value –Black- Scholes)	Strike Price per Share (if applicable)
7/1/04	Rich Adam (C)	100,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,810	$0.01

7/1/04	Carla Erickson (E)	200,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$2,868.	$0.15

7/1/04	Carla Erickson (E)	100,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,810	$0.01

7/1/04	Brad Fayette (C)	450,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$6,453	$0.15

7/1/04	Brad Fayette (C)	150,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,170	$0.15

7/1/04	Paul Holzworth (C)	725,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$10,397	$0.15

7/1/04	Paul Holzworth (C)	100,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from	$7,810	$0.01

				Vesting Date

7/1/04	Raj Krishnan (C)	450,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$6,453	$0.15

7/1/04	Raj Krishnan (C)	200,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$15,620	$0.01

7/1/04	Carl Mottayaw (C)	100,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,810	$0.01

7/1/04	Frank Noser (E)	450,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$6,453	$0.15

7/1/04	Frank Noser (E)	100,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,810	$0.01

7/1/04	Sally Ruggero (C)	220,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$3,155	$0.15

7/1/04	Sally Ruggero (C)	100,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,810	$0.01

7/1/04	Ron Schwartz (C)	225,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter	$3,227	$0.15

				Expiration: 3 Year from Vesting Date

7/1/04	Ron Schwartz (C)	150,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,170	$0.15

7/1/04	Bryant Smith (C)	150,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,170	$0.15

7/1/04	Bryant Smith (C)	150,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$2,151	$0.15

7/1/04	Mike VanCooney (C)	250,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$3,585	$0.15

7/1/04	Mike VanCooney (C)	150,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,170	$0.15

7/1/04	Richard VanSchaik (C)	450,000	Common Stock Options	Vesting: 30% on 9/30/04, bal to vest at 10% per quarter Expiration: 3 Year from Vesting Date	$6,453	$0.15

7/1/04	Richard VanSchaik (C)	150,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$7,170	$0.15

7/23/04	Dan Ference (E)	2,000,000	Common Stock Options	Vesting: Immediate Expiration: 3 years from Vesting Date	$194,600	$0.18

TOTAL

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders in the three months ended September 30, 2004.

Item 5.    Other Information

There was no other information for the three months ended September 30, 2004.

Item 6.    Exhibits and Reports on Form 8-K

(a)          Exhibits

10.1	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and among North Electric Company and Tekno Telecom LLC and incorporated herein by reference.

10.2	Consulting Agreement, dated as of July 1, 2004, by and among DataMeg and James Murphy and incorporated herein by reference.

10.3	Consulting Agreement, dated as of August 6, 2004, by and among DataMeg and Mark McGrath and incorporated herein by reference.

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on 8-K

On July 6, 2004, we filed a report on Form 8-K announcing that DataMEG Corp (the “Company”) issued a press release, dated June 30, 2004 entitled: “Datameg Corp. Subsidiary North Electric Company, Inc. Receives Letter of Intent to Establish a Business Relationship Encompassing the Product Evaluation of Their NAS-6131 Network Assurance System and a Product Distribution Agreement Covering the Canadian Market Place.

On July 14, 2004, we filed a report on Form 8-K announcing that DataMEG Corp (the “Company”) issued a press release, dated July 14, 2004 entitled: “DataMEG Corp. Subsidiary North Electric Company, Inc. Executes Distribution Agreement with Cortex Networks”.

On July 14, 2004, we filed a report on Form 8-K announcing that DataMeg Corp. and CAS Communications are both in the process of rebuilding their respective web sites.

On July 16, 2004, we filed a report on Form 8-K Item announcing that DataMEG Corp.’s wholly owned subsidiary, North Electric Company, Inc. (NECI) and Tekno Telecom,LLC today signed a Joint Sales and Marketing Agreement.

On July 20, 2004, we filed a report on Form 8-K announcing that DataMEG Corp (the “Company”) issued a press release, dated July 20, 2004 entitled- DataMEG Corp. Subsidiary North Electric Company, Inc., Tekno Telecom LLC Sign Joint Sales and Marketing Agreement.

On July 26, 2004, we filed a report on Form 8-K announcing Datameg Corporation’s (OTCBB: DTMG)  wholly owned subsidiary, North Electric Company, Inc. (NECI), received a purchase order for NECI’s NAS-6131 Network Assurance System from Time Warner Cable, Raleigh Division.

On August 18, 2004, we filed a report on Form 8-K announcing Datameg Corp. (the “Company”) issued a press release, dated August 12, 2004 entitled-Datameg Appoints Kanti Purohit as CEO.

On August 30, 2004, we filed a report on Form 8-K announcing Datameg Corp. (the “Company”) issued a press release, dated August 12, 2004 entitled-“Datameg to Host Conference Call on Wednesday, September 8”.

On August 31, 2004, we filed a report on Form 8-K announcing that in connection with preparing a registration statement on Form SB-2 to register for resale shares of our common stock held by selling stockholders, we identified inaccuracies in certain information relating to our capital stock, corporate governance matters and stock option values as described in our annual reports on Form 10-KSB the years ended December 31, 2002 and 2003 and our quarterly reports on Form 10-QSB for the fiscal quarters ended June 30, 2002, September 30, 2002, March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004 and June 30, 2004. This current report on Form 8-K identifies those inaccuracies and provides corrected information. In addition, to remedy corporate governance issues that we identified and describe below, we solicited the written consent of our stockholders for several action.

On September 7, 2004, we filed a report on Form-8K/A announcing that the Amended Current Report on Form 8-K/A furnished two updated exhibits to our Current Report on Form 8-K as filed with the SEC on August 31, 2004. Except for the two exhibits noted in the filing, which provide updated shares outstanding information, the Form 8-K as filed with the SEC on August 31, 2004 remains unchanged.

On September 13, 2004, we filed a report on Form 8-K announcing that Datameg Corporation’s (OTCBB: DTMG) wholly owned subsidiary, North Electric Company, Inc. (NECI), received a purchase order for NECI’s NAS-6131 Network Assurance System from Time Warner Cable, Ohio. (TWC-OH). This initial Purchase Order provides for NECI’s NAS-6131 System to be deployed at TWC-OH network sites within the TWC Ohio region.

On November 18, 2004, we filed a report on Form 8-K announcing that Datameg Corp. (the “Company”) issued a press release, dated November 17, 2004 entitled-“North Electric Company, Inc. Product Assists Time Warner Cable Division in Providing Superior Quality of Service to Its VoIP Customers.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DataMEG, Corp.
(Registrant)

By:	/s/ ANDREW BENSON
Andrew Benson, Chairman, Sole Director and Principal Financial Officer

Date:	November 24, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ ANDREW BENSON
Andrew Benson, Chairman, Sole Director and Principal Financial Officer

Date	November 24, 2004