Form 10KSB
period 2004-12-31
DATAMEG CORP
filed 2005-04-15
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file Number 333-107715

DATAMEG CORP.

(Name of Small Business Issuer in Its Charter)

New York	13-3134389
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

9 West Broadway, Suite #214, Boston, MA	02127
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (413)642-0160

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Exchange Act:

(Title of class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

 Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. ☐

State the issuer’s revenues for the most recent fiscal year: $46,100

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $37,391,621 as of March 31, 2005.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 252,086,074 shares of common stock outstanding as of December 31, 2004 and 292,429,607 shares of common stock outstanding as of March 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal years ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

ITEM 1.                             DESCRIPTION OF BUSINESS

Overview

We are a development stage communications technology company focused on the development and the supply of voice-quality products and related services that support critical network performance requirements in the voice segment of the rapidly converging voice, data and video communications industry.  Specifically, through our wholly-owned subsidiary North Electric Company, Inc. (“North Electric”), we design, develop and offer network-wide fault identification, fault isolation and voice quality assurance products and critical real-time network health and performance monitoring services for both providers and end-users of Internet telephony, now commonly referred to as Voice over Internet Protocol (“VoIP”).  The VoIP industry critically depends on the ability to deliver voice service over the Internet infrastructure with the high quality that end-users have grown to expect with traditional telephony services.  We believe network monitoring for voice quality is a vital function for a successful commercial future of IP telephony.

DataMEG Corp. is a New York corporation and was incorporated in October, 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of our common stock for 100% of the stock of DataMEG Corp., a Virginia corporation that was incorporated in January 1999. We subsequently changed our name to DataMEG Corp.

In March 2005, our shareholders voted to authorize us to reincorporate in Delaware.  We plan to finalize the reincorporation within the next 30 days by filing appropriate documents with the Secretary of State of New York, where we are currently incorporated, and the Secretary of State of Delaware, where we will be incorporated upon those filings.

Also in March 2005, our shareholders approved (1) amendments to our Bylaws, (2) fixing the number of directors at one and electing Andrew Benson as our sole director, (3) our Restated Certificate of Incorporation filed with the Secretary of State of New York on August 4, 2000, and all subsequent amendments, and (4) an increase the number of our authorized shares to 493,000,000 common shares, which will be effective upon our reincorporation in Delaware.

We have two subsidiaries: CASCommunications, Inc., a Florida corporation, of which we own 40%, and North Electric Company, Inc., a North Carolina corporation, which we wholly own.  CASCommunications is inactive and we do not expect that CASCommunications will generate any revenue in 2005.  We, along with our subsidiaries, are a development stage enterprise.

North Electric focuses on becoming a provider of network assurance products and services.  North Electric network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs.  North Electric has developed their NAS-6131 Network Assurance System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. Communications networks that deploy advanced technologies will receive additional fault isolation and related benefits.  In the latter half of 2004, North Electric began to deploy equipment to customer sites under three purchase on approval agreements. In October 2004, North Electric obtained its first approved purchase and recorded approximately $41,000 in revenues related to this sale in 2004. North Electric is actively pursuing additional near-term sales opportunities with its existing customer and others for its NAS-6131 Network Assurance System and anticipates realization of these opportunities in the near-term.

We operate under the name of DataMEG Corp. and trades under the symbol DTMG on the Over-the-Counter Bulletin Board.

As of March 31, 2005, we had a total of three (3) full-time employees and ten (10) full-time independent contractors or consultants. Of these, one (1) employee and one (1) full-time contractor focus primarily on inventory management, product assembly, installation and support and maintenance, eight (8) full-time contractors focus on continued product enhancements, one (1) part-time contractor focus on sales and marketing and one (1) full-time employee serves in administrative and senior management capacities at our subsidiary North Electric Company, Inc. The balance are comprised of one full-time employee, our president and sole director, one full-time consultant acting as in-house legal counsel and one part-time consultant who provides financial and accounting management services.

Recent Developments

On April 1, 2005, we executed a term sheet with 350 Group, an enterprise development firm led by managing directors Reznor Orr, Craig Lyons and Tim Cartwright.  350 Group will serve as a strategic advisor, financing advisor and operations support provider to the Company.  350 Group has committed to apply its resources, including a global professional network, operational expertise, and corporate finance solutions to help the Company develop as a profitable provider of products and services to the Voice of Internet Protocol telephony industry.

Under the terms of the 350 Group term sheet, 350 Group will assist the Company in identifying and recruiting independent Board members, business planning, financing and operations.  In addition, 350 Group agreed to assist the Company in developing distribution channel partnerships, provide management development services and form a technical advisory board.  In exchange for these services, the Company will issue to 350 Group shares of the Company’s common stock in amounts that vary based on the achievement of certain milestones by the Company, including major commercial successes, achieving certain revenue levels and implementing business systems and financial reporting systems suitable for the Company.  Shares will be earned by 350 Group in increments ranging from 1.25% to 5% of the Company’s shares outstanding on April 1, 2005, with an aggregate maximum of 25% of the Company’s shares outstanding on April 1, 2005 if all milestones are achieved.  The Company believes that these arrangements are in the best interests of shareholders because they closely align the interests of 350 Group with those of our shareholders.

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

MPLS Monitor and Test

We are also developing another network assurance product, the MPLS Monitor and Test, which we expect will provide automatic detection and monitoring of all of a network’s equipment and the identification and location of system or equipment failures for new communication technologies. We produced a pre-prototype version of MPLS Monitor and Test in 2002. During the fourth quarter of 2002, economic, technology deployment and potential customer buying trends caused us to halt further development of MPLS Monitor and Test, but we expect that once technology deployment and potential customer buying trends change, and assuming that we raise appropriate funding, we will resume development of this product.

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

Investors can best understand our competitive environment by considering several axes that characterize the operational support system and service assurance market:

• ENTERPRISE VS. CARRIER - Different companies dominate the market for services to enterprise or large business customers and the market for services to the public network operators or carriers. We target the carrier market segment, but focus on new technologies and service types which are typically first implemented and proven in the enterprise arena. Therefore, we anticipate that competitive threats will come both from carrier service assurance companies seeking to expand their established business and from enterprise service assurance companies seeking to take their expertise from the enterprise into the carrier domain.

• DATACOM VS. TELECOM - Different companies dominate the telecom, or telephone networking sector of the communications networking business, and the datacom, or data/computer networking sector. Our target market is at the convergence of telecom and datacom in the networking world. Therefore, we expect firms specializing in the data/computer networking sector will seek to expand their market by adding telephone communications functionality to their products in the carrier network infrastructure areas. Similarly, we expect telecom infrastructure service assurance companies will try to expand into the data communications areas.

• TEST EQUIPMENT VS. NETWORK MANAGEMENT SYSTEMS - The market for operational support systems is generally divided between the test equipment vendors, who make specialized equipment designed to test particular functions in a piece of networking equipment, and the network management system vendors, who make systems that provide integrative overviews of the network status. We are developing a system that will enable automation of test equipment deployed around a network. With this system in place, a network operator in a single location will have the ability to assess the network’s quality of service and to identify and locate errors. This puts us in the path of potential expansion from both the established test equipment vendors seeking to expand their product line into systems-level products, and the network management system vendors seeking to broaden their integrated control of the network to include the network test functions previously provided by test equipment vendors.

Our current strategy for competing in this complex environment is to:

• remain focused on the network assurance market;

• begin on-site product testing at strategic telecommunication service providers; and

• establish alliances with selected manufacturers and service providers and implement international distribution agreements to help us gain rapid market acceptance on an international scale.

Intellectual Property

We do not presently own any patents or patent filings. Our intellectual property is in our software products and hardware configurations, which are principally protected by copyright and trade secret law.

Research and Development

North Electric Company is now the only operating unit that is performing research and development and through which we conduct most of our business. For the years ended December 31, 2003 and 2004, our research and development expenses were approximately $1,184,000 and $1,492,000, respectively.

Business Overview of CASCommunications

CASCommunications, Inc., a Florida corporation in which we hold a 40% equity interest. CASCommunications halted continued development of its devicesrelated to high-speed broadband access in 2004 due to a lack of sufficient capital. In the past, CASCommunications focused on the development of a product desgined to accelerate the speed of information over the part of the cable fiber that connects the neighborhood network hub to the home of each end user, a part of the network that is often called the “last mile.” CASCommunications’ product in halted development was based on a communications technology called MPTC, which delivers new advantages to the cable operator in comparison with existing last mile high-speed communication technologies.

At this point, management is concerned that even if appropriate funding were to become available, due to the ever changing technology that drives consumer demands, it might be cost prohibitive to attempt to finalize development of the technology.

For the years ended December 31, 2003 and 2004, research and development expenses related to the development of CASCommunications’ technology were approximately $40,000 and $0 (zero), respectively.

ITEM 2.                             DESCRIPTION OF PROPERTY

Our wholly owned subsidiary, North Electric Company, leases approximately 2,600 square feet of space at One Springfield Center, 6131 Falls of the Neuse, Raleigh, North Carolina 27609. The term of the lease is for 37 months beginning December 1, 2004 and expiring January 31, 2008. The monthly rent is approximately $5,000. The property is being used to market and develop North Electric Company’s products. Our management believes that our insurance coverage is adequate.

ITEM 3.                             LEGAL PROCEEDINGS

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001.  On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $806,000 and $878,000 as of December 31, 2003 and 2004, respectively.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock.  The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued.  The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements.  Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  On April 3, 2003, the court issued a default judgment against the Company and our Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company has recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at December 31, 2004 was approximately $67,000. In March 2005, the Company entered into an agreement to pay Hickey Hill Partners, LLC $45,000 by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest.  On April 24, 2003, the court determined that the Company and our Chairman defaulted.  A final judgment was ordered and finalized on December 3, 2003. The Company has recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. The balance, including accrued interest, at December 31, 2004 was approximately $125,000. In March 2005, the Company entered into an agreement to pay Miami Associates Investors, LLC $55,000 by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation.

In July 2004, the Company received a letter from a law firm representing former counsel to the Company, Gibson, Dunn & Crutcher LLP, concerning fees and costs that Gibson Dunn asserts are due from the Company.  The Company has not received any communications from Gibson Dunn or its counsel since the initial letter.  While the Company believes that some monies may be due to Gibson Dunn, it does not believe that the full amount sought by Gibson Dunn of $240,000 is due and owing.  Nevertheless, the Company has reserved approximately $245,000 as a liability pending a settlement with Gibson Dunn.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matter to a vote of security holder in the fourth quarter of 2004, however, in March 2005, our shareholders voted to authorize us to reincorporate in Delaware.  We plan to finalize the reincorporation by filing within the next 30 days appropriate documents with the Secretary of State of New York, where we are currently incorporated, and the Secretary of State of Delaware, where we will be incorporated upon those filings.

Also in March 2005, our shareholders approved (1) amendments to our Bylaws, (2) fixing the number of directors at one and electing Andrew Benson as the sole director, (3) our Restated Certificate of Incorporation filed with the Secretary of State of New York on August 4, 2000, and all subsequent amendments, and (4) an increase the number of our authorized shares to 493,000,000 common shares, which will be effective upon our reincorporation in Delaware.

The following table illustrates the official vote for each proposal:

	Proposal 1	Proposal 2	Proposal 3	Proposal 4	Proposal 5
Votes For	141,563,854	134,633,098	199,892,339	136,520,490	196,806,163
Percentage	54.7%	52.0%	77.2%	52.7%	76.0%

Votes Against	3,517,759	4,456,622	12,555,365	3,617,534	15,930,389
Percentage	1.4%	1.7%	4.8%	1.4%	6.2%

The balance of the shares outstanding did not vote, were broker non-votes or abstained.

Proposal 1 asked shareholders to approve a proposed change in the state of incorporation of Datameg Corp. from New York to Delaware.

Proposal 2 asked shareholders to approve a proposal to amend the Datameg Bylaws.

Proposal 3 asked shareholders to approve a proposal to fix the number of directors at one and to elect Andrew Benson as the sole director, to serve until the next annual meeting of the stockholders of Datameg.

Proposal 4 asked shareholders to approve a proposal to ratify, confirm, and approve, in all respects, the Restated Certificate of Incorporation of Datameg filed on August 4, 2000, and all subsequent amendments.

Proposal 5 asked shareholders to approve a proposal to increase the number of authorized shares of Datameg to 493,000,000 common shares.

PART II

ITEM 5.                             MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Over-the-Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol DTMG.OB since September 19, 2000.

The following table sets forth the range of high and low bid prices for the our common stock as reported on the Over-the-Counter Bulletin Board for each quarter since January 2003 for the periods indicated, as reported by the Over-the-Counter Bulletin Board for the each period mentioned below. Such information reflects inter-dealer prices without retail mark-up, mark down or commissions and may not represent actual transactions.

	Low	High
January 1, 2003 through March 31, 2003	$0.01	$0.27
April 1, 2003 through June 30, 2003	$0.13	$0.34
July 1, 2003 through September 30, 2003	$0.12	$0.25
October 1, 2003 through December 31, 2003	$0.14	$0.23

January 1, 2004 through March 31, 2004	$0.14	$0.29
April 1, 2004 through June 30, 2004	$0.06	$0.19
July 1, 2004 through September 30, 2004	$0.09	$0.20
October 1, 2004 through December 31, 2004	$0.07	$0.11

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

Holders of Record of Common Stock

As of March 31, 2005, we had outstanding 292,429,607 shares of our common stock and approximately 375 holders of record.

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

In addition, we granted options and warrants to employees and consultants to purchase up to 65,025,891 shares of our common stock at prices ranging from $0.01 to $5 per share from inception (January 13, 1999) through March 31, 2005. As of March 31, 2005, options and warrants which would permit the purchase of 10,170,238 shares were exercised and options and warrants for which would permit the purchase of 495,949 shares expired. The remaining options and warrants to purchase up to 54,349,704 shares expire between August 2005 and January 2013.

The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2004:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	29,002,352	$0.15	—

Securities that were not registered under the Securities Act but were issued under equity compensation plans:

Date of Issuance	Purchaser	Number of Securities	Type of Securities	Non-Cash Consideration	Non-Cash Consideration Description	Fair Value Per Share
1/27/2004	M Mitsunaga	250,000	Common Stock	$40,000	In Lieu of Compensation	$0.16

8/2/2004	A Benson	5,000,000	Common Stock	$658,750	In Lieu of Compensation	$0.13

8/5/2004	D Ference	2,000,000	Common Stock	$320,000	In Lieu of Compensation	$0.16

8/5/2004	R Dove	3,000,000	Common Stock	$420,750	In Lieu of Compensation	$0.14

8/6/2004	J Murphy	5,000,000	Common Stock	$544,000	In Lieu of Compensation	$0.11

8/13/2004	F Noser	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	C Erickson	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	M VanCooney	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	B Fayette	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	R Schwartz	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	J Smith	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	R Adam	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	C Mottayaw	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	R VanSchaik	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

10/29/2004	K Purohit	1,000,000	Common Stock	$73,100	In lieu of compensation	$0.07

10/29/2004	R Hester	7,000,000	Common Stock	$1,075,250	In lieu of compensation	$0.15

Total		24,150,000		$3,231,300

Recent Sales of Unregistered Securities:

Date of Issuance	Purchaser	Number of Securities	Type of Securities	Cash Consideration	Non-Cash Consideration	Exercise Price per Share (if applicable)
1/27/2004	M Mitsunaga	250,000	Common Stock		$40,000	$0.16

4/1/2004	M Tang Lee(1)	2,941,178	Common Stock	$500,000		$0.17

8/2/2004	A Benson	5,000,000	Common Stock		$658,750	$0.13

8/5/2004	D Ference	2,000,000	Common Stock		$320,000	$0.16

8/5/2004	R Dove	3,000,000	Common Stock		$420,750	$0.14

8/6/2004	J Murphy	5,000,000	Common Stock		$544,000	$0.11

8/13/2004	F Noser	100,000	Common Stock		$11,050	$0.11

8/13/2004	C Erickson	100,000	Common Stock		$11,050	$0.11

8/13/2004	M VanCooney	100,000	Common Stock		$11,050	$0.11

8/13/2004	B Fayette	100,000	Common Stock		$11,050	$0.11

8/13/2004	R Schwartz	100,000	Common Stock		$11,050	$0.11

8/13/2004	J Smith	100,000	Common Stock		$11,050	$0.11

8/13/2004	R Adam	100,000	Common Stock		$11,050	$0.11

8/13/2004	C Mottayaw	100,000	Common Stock		$11,050	$0.11

8/13/2004	R VanSchaik	100,000	Common Stock		$11,050	$0.11

10/29/2004	K Purohit	1,000,000	Common Stock		$73,100	$0.07

10/29/2004	R Hester	7,000,000	Common Stock		$1,075,250	$0.15

Total		27,091,178		$500,000	$3,231,300

(1)                                  Resident of Taiwan

During the year ended December 31, 2004, we issued approximately 27,091,000 shares of our common stock in exempt transactions. In consideration, we have received approximately $500,000 in cash or stock subscriptions receivable and services with a fair value of $3,231,300. These issuances were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and the transaction did not involve a distribution or public offering. We issued stock to Ms. Mei Chung Tang Lee(1) in reliance on Regulation S of the Securities Act of 1933.

Issuance of Convertible Notes

In the period April through December 2004, the Company entered into agreements to issue convertible notes with approximately fifty (50) investors in an aggregate amount of $1,088,995. The convertible notes accrue simple interest at an annual rate of 1.47% and converted any time between the issuance of the agreement and within six months of the original issuance date of the notes into an aggregate of approximately 23,392,000 shares.  The notes automatically converted to shares on the respective conversion dates reducing the convertible promissory note balance to a net of $13,660 at December 31, 2004 and increasing the liability to issue stock account by $1,042,245.  A beneficial conversion value calculated based on an intrinsic method that compared the fair value of the stock on the date of the issuance of the note to the conversion strike price. The beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $847,000. In January and February 2005, all but 373,485 of the shares required to be issued as a result of the conversions, had been issued.

ITEM 6.                             PLAN OF OPERATION

($ 000)	Q1	Q2	Q3	Q4	Total
Capital
Expenditures	$30	$50	$50	$50	$180
R&D	$400	$550	$640	$640	$2,230
SG&A	$100	$100	$110	$110	$420

Total	$530	$700	$800	$800	$2,830

Although an investor has committed to make a $1,000,000 investment in us, we have only received $80,000 of the investment as of March 31, 2004. On April 13, 2004 we received a letter from counsel of this investor alleging that we had violated the Securities Act of 1933 and the Securities and Exchange Act of 1934 in connection with the issuance of our securities and the solicitation of investment funds from such investor and the general public.  The letter further demanded the rescission of the investor’s four stock subscription agreements and the return of the investor’s total equity investment in us, an amount equal to $1,080,000. Counsel to the investor has threatened to seek legal remedies with respect to these alleged violations.  The Company intends to contest these claims.

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

Revenue Recognition

The Company derives revenue from three primary sources: (1) system hardware component sales revenue, (2) software license revenue and (3) services and maintenance and right to use revenue, which include support, maintenance, right to use fees and consulting.  Revenue on system hardware component sales is recognized upon delivery to, and acceptance by the customer.  Software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”) issued by the American Institute of Certified Public Accountants.  The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period.  For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is probable.

Software arrangements may include consulting implementation services.  Revenue from these services are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2.  The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.  License arrangements generally include acceptance provisions.  If the Company determines that the likelihood of non-acceptance in these arrangements is remote, then revenue is recognized once all acceptance criteria have been met. If such a determination cannot be made, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Revenue for maintenance, support and consulting services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the services, revenue is deferred until the uncertainty is sufficiently resolved.

Inventory:

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including but not limited to, those related to software development costs, goodwill and identifiable intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. An explanation of significant estimates and related judgments made in these areas are noted below. Since December 31, 2004, there have been no significant changes to our critical accounting policies.

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

Software development costs

Statement of Financial Accounting Standard (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. In 2004, certain costs were incurred subsequent to the establishment of technological feasibility and prior to the readiness of general release. These expenses were immaterial in nature and in total and therefore not capitalized.

Fair value of financial instruments

The carrying value of cash, notes receivable, accounts payable and accrued expenses and notes payable approximate fair value because of the relatively short maturity of these instruments.

Stock-based compensation

The Company follows guidance provided in SFAS No. 123, “Accounting for Stock-Based Compensation”, which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the grant date. SFAS No. 123 permits companies to account for stock-based compensation based on provisions prescribed in SFAS No. 123 or based on the authoritative guidance in Accounting Principles Board

Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company uses the fair value method of SFAS No. 123 to account for all stock options including those issued to employees.

Income Taxes

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

Consolidation of Variable Interest Entities

In January 2003 and revised December 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, requires consolidation by business enterprises of variable interest entities, as defined, when certain conditions are met.  Pursuant to FIN No. 46, the Company continues to consolidate CASCommunications, Inc.

ITEM 7.                             FINANCIAL STATEMENTS

INDEX

DataMEG Corp. and Subsidiaries (A Development Stage Enterprise)

Consolidated Financial Statements
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

CONTENTS

Report of Independent Registered Public Accounting Firm

Balance sheets

Statements of operations

Statements of stockholders’ equity (deficit)

Statements of cash flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
DATAMEG CORP. (A DEVELOPMENT STAGE ENTERPRISE),
Boston, MA

We have audited the accompanying consolidated balance sheets of DATAMEG CORP. AND SUBSIDIARIES, (a development stage enterprise), (the “Company”) as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DATAMEG CORP. AND SUBSIDIARIES, as of December 31, 2003 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R to the financial statements, the Company has suffered a significant loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note R.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note B, the Company has restated its 2003 financial statements to adjust the accounting for stock options granted to employees and consultants and to remove preferred stock previously reported on the balance sheet.

Fitzgerald, Snyder & Co., P.C.
McLean, Virginia
April 13, 2005

DataMEG Corp. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,	December 31,
	2003	2004
	(restated)
ASSETS

CURRENT ASSETS:
Cash	$312,321	$—

Accounts receivable, net	—	50

Inventory	—	116,407
Total current assets	312,321	116,457

PROPERTY AND EQUIPMENT, net	29,036	40,242

OTHER ASSETS:
Goodwill	206,746	206,746
Prepaid expenses	17,267	16,867
Deposits	6,945	7,218
Total other assets	230,958	230,831

	$572,315	$387,530

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Capital lease obligation	$8,302	$8,302
Promissory notes	1,075,896	1,214,138
Accounts payable and accrued expenses	777,500	1,284,633
Accrued compensation	695,891	1,596,013
Due to stockholders and officers	265,180	84,626
Convertible promissory notes, net of amortization	—	20,837
Convertible subordinated debentures	20,000	20,000
Deferred revenue	—	9,456
Liability for stock to be issued	818	1,488,463
Total current liabilities	2,843,587	5,726,468

Total liabilities	2,843,587	5,726,468

COMMITMENTS AND CONTINGENCIES	—	—

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value; 340,000,000 shares authorized at December 31, 2003 and 2004; 226,029,772 and 252,086,074 issued and outstanding at December 31, 2003 and 2004, respectively	2,260,298	2,520,861
Common stock subscriptions receivable	(120,056)	(420,056)
Additional paid-in capital	12,916,675	17,144,573
Treasury stock	(75,392)	(75,392)
Stock options	1,025,155	3,029,050
Deferred compensation	(42,917)	—
Accumulated deficit during development stage	(18,167,096)	(27,470,035)
Total stockholders’ equity (deficit)	(2,203,333)	(5,270,999)

	$572,315	$387,530

The accompanying notes are an integral part of these consolidated financial statements.

DataMEG Corp. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the	For the	Cumulative
	year ended	year ended	from inception
	December 31,	December 31,	(January 13, 1999) to
	2003	2004	December 31, 2004
	(restated)		(unaudited)

REVENUE:
Hardware and software sales	$—	$39,459	$39,459
Maintenance and support fees	—	1,891	1,891
Consulting fee income	—	4,750	4,750
Total Revenue	—	46,100	46,100

COST OF REVENUES	—	23,980	23,980
Gross Profit	—	22,120	22,120

OPERATING EXPENSES:
General and administrative	3,144,030	4,688,389	18,660,166
Selling and marketing	—	2,139,103	2,139,103
Research and development	1,184,445	1,491,660	5,202,160
Total operating expenses	4,328,475	8,319,152	26,001,429

Loss from operations	(4,328,475)	(8,297,032)	(25,979,309)

OTHER INCOME (EXPENSES):
Interest income	—	—	225
Interest expense	(170,196)	(1,005,932)	(1,333,797)
Loss on acquisition fee	(50,000)	—	(123,950)
Loss on disposal of property and equipment	(401)	—	(1,459)
Gain on disposal of property and equipment	—	25	25
Loss on impairment of patents	—	—	(127,274)
Loss on litigation	(132,540)	—	(159,240)
Realized gains on sale of securities	—	—	8,530
Total other income (expenses)	(353,137)	(1,005,907)	(1,736,940)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND MINORITY INTEREST	(4,681,612)	(9,302,939)	(27,716,249)

Benefit for income taxes	—	—	—

LOSS BEFORE MINORITY INTEREST	(4,681,612)	(9,302,939)	(27,716,249)

MINORITY INTEREST	233,202	—	246,214

NET LOSS	(4,448,410)	$(9,302,939)	$(27,470,035)

Net loss per common share (basic and diluted)	(0.02)	$(0.04)	$(0.26)

Weighted average number of common shares outstanding	196,798,749	234,978,056	104,088,795

The accompanying notes are an integral part of these consolidated financial statements.

DataMEG Corp. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Stockholders’ Equity (Deficit)

		Common
		Stock
	Price Per	Shares	Common
	Share	Outstanding	Stock

Balance, January 13, 1999		—	$—

January 13, 1999 - stock issued for services at fair value to Benson, Phillips, Cairns	$0.00	27,420,529	274,205
January 29, 1999 - stock issued for cash	$0.35	138,546	1,386
February 12, 1999 - stock issued for cash	$0.35	190,501	1,905
February 17, 1999 - stock issued for cash	$0.35	43,296	433
March 1, 1999 - stock issued for cash	$0.35	127,000	1,270
March 2, 1999 - stock issued for cash	$0.35	28,864	289
March 17, 1999 - stock issued for cash	$0.35	43,296	433
March 19, 1999 - stock issued for cash	$0.35	43,296	433
April 2, 1999 - stock issued for cash	$0.35	101,023	1,010
April 9, 1999 - stock issued for cash	$0.35	42,141	421
April 13, 1999 - stock issued for cash	$0.35	14,432	144
April 14, 1999 - stock issued for cash	$0.35	9,236	92
April 15, 1999 - stock issued for cash	$0.35	57,727	577
April 16, 1999 - stock issued for cash	$0.35	28,864	289
April 23, 1999 - stock issued for cash	$0.35	187,614	1,876
April 26, 1999 - stock issued for services at fair value -Driscoll	$0.35	28,864	289
May 3, 1999 - stock issued for cash	$0.35	101,023	1,010
July 19, 1999 - stock issued for cash	$0.46	75,958	760
July 26, 1999 - stock issued for cash	$0.46	21,703	217
July 30, 1999 - stock issued for services at fair value - Barr-Haneau	$0.35	21,648	216
July 30, 1999 - stock issued for services at fair value - Titus	$—	28,864	289
August 2, 1999 - stock issued for cash	$0.46	21,706	217
August 4, 1999 - stock issued for cash	$0.46	23,091	231
August 10, 1999 - stock issued for cash	$0.46	28,864	289
August 23, 1999 - stock issued for cash	$0.46	52,737	529
August 24, 1999 - stock issued for cash	$0.46	43,734	437
September 13, 1999 - stock issued for cash	$0.46	57,727	577
September 17, 1999 - stock issued for cash	$0.46	237,430	2,374
October 15, 1999 - stock issued for cash	$0.46	17,318	173
October 21, 1999 - stock issued for cash	$0.46	86,808	868
October 22, 1999 - stock issued for cash	$0.46	111,333	1,113
October 25, 1999 - stock issued for cash	$0.46	119,478	1,195
October 26, 1999 - stock issued for cash	$0.46	36,080	361
November 5, 1999 - stock issued for cash	$0.46	43,405	434
November 5, 1999 - stock issued for cash	$10.00	100	1
November 9, 1999 - stock issued for cash	$10.05	995	10
November 18, 1999 - stock issued for cash	$10.05	995	10
November 23, 1999 - stock issued for cash	$10.06	11,406	114
December 3, 1999 - stock issued for cash	$10.05	1,194	12
December 7, 1999 - stock issued for cash	$10.05	2,488	25
December 16, 1999 - stock issued for cash	$10.05	398	4
December 17, 1999 - stock issued for cash	$10.05	995	10
December 31, 1999 - stock issued for cash	$10.05	995	10
December 31, 1999 - adjust stock issued for cash	$—	141	—
Net loss (comprehensive net loss)		—	—
Balance, December 31, 1999		29,653,843	$296,538

January 3, 2000 - stock issued for cash	$10.05	1,991	20
January 14, 2000 - stock issued for cash	$5.02	4,977	50
Janaury 14, 2000 - stock issued for services at fair value - Infocall	$5.02	3,981	40

February 9, 2000 - stock issued for cash	$10.05	1,991	20
February 10, 2000 - stock issued for cash	$10.05	1,493	15
February 14, 2000 - stock issued for cash	$10.04	498	5
February 15, 2000 - stock issued for cash	$10.05	995	10
February 22, 2000 - stock issued for cash	$10.05	5,424	54
February 25, 2000 - stock issued for cash	$10.05	1,294	13
February 28, 2000 - stock issued for cash	$10.05	1,692	17
February 29, 2000 - stock issued for cash	$10.05	1,991	20
March 2, 2000 - stock issued for cash	$10.05	597	6
March 7, 2000 - stock issued for cash	$10.05	199	2
March 8, 2000 - stock issued for cash	$10.05	13,138	131
March 10, 2000 - stock issued for cash	$10.05	995	10
March 13, 2000 - stock issued for cash	$10.05	995	10
March 16, 2000 - stock issued for cash	$10.05	995	10
March 20, 2000 - stock issued for cash	$10.05	2,389	24
March 23, 2000 - stock issued for cash	$10.05	199	2
March 24, 2000 - stock issued for cash	$10.05	3,981	40
March 29, 2000 - stock issued for cash	$10.05	995	10
March 30, 2000 - stock issued for cash	$10.05	995	10
April 19, 2000 - stock issued for cash	$10.05	995	10
April 27, 2000 - stock issued for cash	$10.05	1,891	19
May 10, 2000 - stock issued for cash	$10.05	995	10
May 12, 2000 - stock issued for cash	$10.05	16,920	169
May 19, 2000 - stock issued for cash	$10.05	2,030	20
June 19, 2000 - stock issued for cash	$10.05	2,986	30
June 21, 2000 - stock issued for cash	$10.05	4,180	42
June 30, 2000 - adjust stock issued for cash	$20.00	1,660	17
June 30, 2000 - adjust stock issued for cash	$20.00	(4,620)	(31)
July 1, 2000 - adjust stock issued for cash (Driscoll)	$0.69	(14,500)	—
July 1, 2000 - adjust stock issued for cash(Wallet)	$3.88	(3,093)	—
August 18, 2000 - share exchange adjustment	$—	(14,467)	(350)
August 18, 2000 - stock issued as part of merger - Viola Group	$0.00	3,300,007	33,000
August 18, 2000 - stock options granted and exercised for services at fair value - Clever	$2.42	25,000	250
August 18, 2000 - stock options granted and exercised for subscription receivable - Benson	$—	93,750	937
August 18, 2000 - stock options granted and exercised for subscription receivable, - Phillips	$—	93,750	937
August 18, 2000 - stock options granted and exercised for subscriptions receivable - Cairns	$—	32,500	325
August 22, 2000 - stock options granted at fair value - Kaiser		—	—
October 1, 2000 - payment of subscription receviable for services at fair value - Clever		—	—
October 1, 2000 - payment of subscription receviable for services at fair value - Benson		—	—
October 23, 2000 - stock options granted and exercised for services at fair value - Clever	$2.25	25,000	250
October 30, 2000 - stock options granted and exercised for services at fair value - Benson	$2.90	93,750	938
October 30, 2000 - stock options granted and exercised for services at fair value - Phillips	$4.60	93,750	937
October 30, 2000 - stock options granted and exercised for services at fair value - Cairns	$2.92	32,500	325
November 14, 2000 - stock issued services at fair value - Infocall	$1.91	990,000	9,900
November 28, 2000 - stock issued for services at fair value - Net Connection Corp	$2.71	340,000	3,400
November 28, 2000 - stock issued for services at fair value - Clever	$2.25	25,000	250
November 28, 2000 - stock issued for services at fair value - Dodrill	$2.56	40,000	400
November 28, 2000 - stock issued for services at fair value - Richfield	$2.56	20,000	200
November 28, 2000 - share exchange adjustment (Benson, Phillips, Cairns, miscellaneous)	$—	117,180	1,186
December 20, 2000 - stock options granted at fair value - Adams

December 21, 2000 - conversion of debentures	$2.50	38,000	380
December 21, 2000 - stock options granted, exercised and issued (3rd Round Investors)	$0.09	174,590	1,746
December 21, 2000 - stock options granted at fair value - Rivero		—	—
December 31, 2000 - stock options granted at fair value - Jacobs		—	—
December 31, 2000 - stock options granted at fair value - Royal
December 31, 2000 - stock options granted at fair value - Shewmaker
Net loss (comprehensive net loss)		—	—
Balance, December 31, 2000		35,235,402	$352,354

January 2, 2001 - stock issued for services at fair value - Net Connection Corp.	$2.84	340,000	3,400
January 29, 2001 - stock issued for services at fair value - Richfield	$3.00	30,000	300
January 29, 2001 - stock issued for services at fair value - Kolb	$1.56	200,000	2,000
January 29, 2001 - stock issued for services at fair value - Silvasy	$2.56	5,000	50
January 29, 2001 - stock issued for services at fair value - Young	$2.56	2,500	25
January 29, 2001 - stock issued for services at fair value - Adams	$2.56	5,000	50
January 29, 2001 - stock issued for services at fair value - Transmedia	$2.92	9,000	90
January 29, 2001 - stock options exercised and issued for cash - 3rd round investors	$0.10	27,993	280
January 29, 2001 - stock issued for cash	$3.00	30,800	308
January 29, 2001 - conversion of debentures	$2.50	8,000	80
March 29, 2001 - stock options exercised and issued for cash - 3rd round investors	$0.16	34,615	346
March 31, 2001 - payment of subscription receivable for services at fair value - Benson		—	—
March 31, 2001 - payment of subscription receivable for services at fair value - Phillips		—	—
March 31, 2001 - payment of subscription receivable for services at fair value - Cairns		—	—
March 31, 2001 - adjust stock issued for cash	$—	(12)	—
April 4, 2001 - stock issued for services at fair value - Kolb	$2.16	50,000	500
April 4, 2001 - stock issued for services at fair value - Annis	$1.10	5,000	50
May 1, 2001 - stock options granted at fair value - Kaiser
May 4, 2001 - stock issued for services at fair value - Dove	$1.54	30,000	300
May 21, 2001 - stock issued for services at fair value - Dove	$0.83	30,000	300
May 21, 2001 - stock issued for services at fair value - Cairns	$1.22	32,500	325
June 5, 2001 - stock issued for services at fair value - Young	$0.83	5,000	50
June 5, 2001 - stock issued for services at fair value - Silvasy	$1.10	5,000	50
June 12, 2001 - stock issued for services at fair value - Kolb	$4.11	60,000	600
June 12, 2001 - stock issued for services at fair value - Dean-Dastvan	$0.60	20,000	200
June 12, 2001 - adjust merger shares		2,508	25
June 25, 2001 - stock issued for services at fair value - Dove	$0.86	30,000	300
July 5, 2001 - stock issued for services at fair value - Young	$1.05	20,000	200
July 5, 2001 - stock issued for services at fair value - Silvasy	$1.17	30,000	300
July 5, 2001 - stock issued for services at fair value - McGrath	$0.69	10,000	100
July 12, 2001 - stock issued for services at fair value - Dean-Dastvan	$0.81	20,000	200
July 12, 2001 - stock issued for services at fair value - Annis	$2.54	10,000	100
July 25, 2001 - stock issued for services at fair value - Dove	$0.92	30,000	300
July 25, 2001 - stock issued for services at fair value - Kolb	$1.31	100,000	1,000
August 13, 2001 - stock issued for services at fair value - Dodrill	$0.66	10,515	105
August 13, 2001 - stock issued for services at fair value - Silvasy	$0.28	10,000	100

August 13, 2001 - stock issued for services at fair value - Young	$0.36	10,000	100
August 13, 2001 - stock issued for services at fair value - McGrath	$0.29	15,000	150
August 20, 2001 - stock issued for services at fair value - Net Connection Corp.	$0.49	150,000	1,500
August 23, 2001 - stock issued for services at fair value - Dodrill	$0.49	40,000	400
August 23, 2001 - stock issued for services at fair value - Hester	$0.38	40,000	400
August 23, 2001 - stock issued for services at fair value - DeVal	$0.39	40,000	400
August 23, 2001 - stock issued for services at fair value - Noser	$0.39	40,000	400
August 23, 2001 - stock issued for services at fair value - Aro	$0.39	40,000	400
August 23, 2001 - stock issued for services at fair value - Holzworth	$0.40	40,000	400
August 23, 2001 - stock issued for services at fair value - Silvasy	$0.33	5,000	50
August 23, 2001 - stock issued for services at fair value - Young	$0.35	5,000	50
August 23, 2001 - stock issued for services at fair value - McGrath	$0.32	10,000	100
October 1, 2001 - stock issued for services at fair value - DeVal	$0.16	30,000	300
October 1, 2001 - stock issued for services at fair value - Holzworth	$0.25	30,000	300
October 1, 2001 - stock issued for services at fair value - Hester	$0.37	30,000	300
October 1, 2001 - stock issued for services at fair value - Noser	$0.27	30,000	300
October 1, 2001 - stock issued for services at fair value - Silvasy	$0.28	5,000	50
October 1, 2001 - stock issued for services at fair value - Young	$0.30	5,000	50
October 1, 2001 - stock issued for services at fair value - Dean-Dastvan	$0.13	30,000	300
October 1, 2001 - stock issued for services at fair value - Dodrill	$0.26	40,000	400
October 1, 2001 - stock issued for services at fair value - Kolb	$0.40	30,000	300
October 1, 2001 - stock options granted at fair value - Dove		—	—
October 15, 2001 - stock issued for services at fair value - Hester	$0.26	250,000	2,500
October 15, 2001 - stock issued for services at fair value - Dean-Dastvan	$0.13	30,000	300
October 15, 2001 - stock issued for services at fair value - DeVal	$0.09	27,000	270
October 15, 2001 - stock issued for services at fair value - Noser	$0.16	27,000	270
October 15, 2001 - stock issued for services at fair value - Holzworth	$0.15	27,000	270
October 15, 2001 - stock issued for services at fair value - Dodrill	$0.34	50,000	500
November 5, 2001 - stock issued for services at fair value - Dove	$0.12	55,000	550
November 5, 2001 - stock issued for services at fair value - Adams	$0.25	12,000	120
November 5, 2001 - stock issued for services at fair value - Calver	$0.25	8,000	80
November 7, 2001 - stock issued for services at fair value - Hester	$0.16	250,000	2,500
November 7, 2001 - stock issued for services at fair value - Kolb	$0.14	30,000	300
December 6, 2001 - stock issued for services at fair value - Dodrill, Hester, Kolb, Dove)	$0.12	200,000	2,000

December 6, 2001 - stock issued for services at fair value - Hester	$0.12	500,000	5,000
December 6, 2001 - stock issued for services at fair value - Kolb	$0.09	40,000	400
December 6, 2001 - stock issued for services at fair value - Dove	$0.16	30,000	300
December 21, 2001 - stock issued for deferred financing at fair value	$—	1,500,000	15,000
December 21, 2001 - stock issued for services at fair value - Hester	$0.11	500,000	5,000
December 31, 2001 - stock options expired (Rivero, Jacobs, Royal, Shewmaker)		—	—
Net loss (comprehensive net loss)		—	—
Balance, December 31, 2001		$40,639,821	$406,398

January 2, 2002 - financing fees recognized		—	—
January 7, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	$0.08	500,000	5,000
January 9, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	$0.07	430,000	4,300
February 1, 2002 - stock issued for services at fair value -Dodrill	$0.05	100,000	1,000
February 1, 2002 - stock issued for services at fair value - Dove	$0.03	100,000	1,000
February 1, 2002 - stock issued for services at fair value - Benson	$0.03	1,000,000	10,000
February 1, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	$0.02	500,000	5,000
February 8, 2002 - stock issued for services at fair value - Kristoff	$0.03	100,000	1,000
February 14, 2002 - stock issued for cash	$0.04	5,000,000	50,000
February 20, 2002 - stock issued for services at fair value - Dodrill	$0.06	100,000	1,000
March 6, 2002 - stock issued for services at fair value - Dean-Dastvan	$0.02	100,000	1,000
March 31, 2002 - stock options granted at fair value - Dove
April 23, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	$0.02	1,000,000	10,000
May 1, 2002 - stock issued for services at fair value - Dean-Dastvan	$0.02	1,000,000	10,000
May 1, 2002 - stock issued for services at fair value - Dodrill	$0.01	400,000	4,000
May 1, 2002 - stock issued for services at fair value - Kristoff	$0.02	300,000	3,000
May 6, 2002 - stock issued for services at fair value - Orr	$0.02	500,000	5,000
May 7, 2002 - stock issued for service at fair value - Collins	$0.01	200,000	2,000
May 7, 2002 - stock issued for service at fair value - DeVal	$0.01	200,000	2,000
May 7, 2002 - stock issued for service at fair value - Holzworth	$0.03	200,000	2,000
May 20, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	$0.03	15,000,000	150,000
May 21, 2002 - stock issued for services at fair value - Kristoff	$0.01	500,000	5,000
May 21, 2002 - stock issued for services at fair value - Kaiser	$0.02	200,000	2,000
May 28, 2002 - stock options granted at fair value - Gibson	$0.04	—	—
May 29, 2002 - stock options granted at fair value - Bragg
June 6, 2002 - stock issued for services at fair value - Ashley Associates	$0.03	2,500,000	25,000
June 12, 2002 - stock options granted at fair value - Erickson
June 13, 2002 - stock options granted at fair value - Tate
June 21, 2002 - stock options granted at fair value - Rugerro
June 30, 2002 - stock warrants granted at fair value - QAT
July 5, 2002 - stock issued for services at fair value - Galpern	$0.02	1,500,000	15,000
July 5, 2002 - stock issued for services at fair value - Sellars	$0.02	350,000	3,500
July 5, 2002 - stock issued for services at fair value - Cella	$0.02	350,000	3,500
July 12, 2002 - stock options granted at fair value - Tanzini
July 12, 2002 - stock options granted at fair value - Krishnan
July 31, 2002 - stock issued for services at fair value - Seymour	$0.02	300,000	3,000
August 18, 2002 - adjust issuances to investor to satisfy litigation - La Jolla Cove Investors		—	—
August 19, 2002 - stock issued to satisfy litigation with investor at fair value - La Jolla Cove Investors	$0.01	5,000,000	50,000

August 19, 2002 - stock issued to satisfy note payable litigation at fair value - North Atlantic Partners	$0.03	3,272,727	32,727
August 19, 2002 - stock issued for services at fair value - Dean-Dastvan	$0.01	1,000,000	10,000
August 19, 2002 - stock issued for services at fair value - Dodrill	$0.01	1,000,000	10,000
August 19, 2002 - stock issued for cash	$0.01	5,500,000	55,000
August 21, 2002 - stock warrants granted to investor (La Jolla Cove Investors)	$0.01	—	—
August 22, 2002 - stock options expired - Kaiser		—	—
August 22, 2002 - stock options granted at fair value - Kaiser
August 29, 2002 - stock options granted at fair value - Erickson
September 12, 2002 - stock issued for services at fair value - BJG Holdings	$0.03	600,000	6,000
September 30, 2002 - stock warrants granted at fair value - QAT
October 9, 2002 - stock issued for services at fair value - Adam	$—	400,000	4,000
October 9, 2002 - stock issued for services at fair value - Mottayaw	$—	400,000	4,000
October 9, 2002 - stock issued for services at fair value - Ference	$—	1,600,000	16,000
October 9, 2002 - stock issued for services at fair value - Erickson	$—	300,000	3,000
October 9, 2002 - stock issued for services at fair value - Noser	$—	300,000	3,000
October 9, 2002 - stock issued for services at fair value - Hester	$—	600,000	6,000
October 16, 2002 - stock issued for cash	$0.01	1,339,286	13,392
October 18, 2002 - stock issued for cash	$0.02	921,659	9,217
October 18, 2002 - adjust stock warrant grant to investor (La Jolla Cove Investors)		—	—
October 23, 2002 - stock issued for service at fair value - Kaiser	$—	650,000	6,500
October 23, 2002 - stock warrants exercised and issued	$0.00	250,000	2,500
October 23, 2002 - stock issued for cash	$0.02	921,659	9,217

October 25, 2002 - stock issued for services at fair value - Benson	$0.01	6,000,000	60,000
October 30, 2002 - stock warrants exercised and issued	$0.00	1,500,000	15,000
November 5, 2002 - stock issued for cash	$0.01	2,000,000	20,000
November 6, 2002 - stock issued for cash	$0.01	904,977	9,050
November 6, 2002 - stock warrants exercised and issued	$0.00	500,000	5,000
November 8, 2002 - stock issued for cash	$—	132,836	1,329
November 12, 2002 - stock options granted at fair value - PMR		—	—
November 18, 2002 - stock warrants exercised and issued	$0.00	1,568,182	15,682
November 19, 2002 - stock warrants exercised and issued	$0.00	500,000	5,000
November 21, 2002 - stock warrants exercised and issued	$0.00	2,000,000	20,000
November 25, 2002 - stock issued for services at fair value - PMR Group	$0.01	7,000,000	70,000
December 4, 2002 - stock warrants granted to investor (La Jolla Cove Investors)		—	—
December 9, 2002 - stock issued for cash	$0.01	2,000,000	20,000
December 11, 2002 - stock warrants exercised and issued	$0.00	2,000,000	20,000
December 17, 2002 - stock options granted at fair value - Noser
December 17, 2002 - stock options granted at fair value - Adam
December 17, 2002 - stock options granted at fair value - Mottayaw
December 17, 2002 - stock options granted at fair value - Dickman
December 17, 2002 - stock options granted at fair value - McVey
December 19, 2002 - stock warrants exercised and issued	$0.00	1,680,843	16,808
December 31, 2002 - adjust stock warrants exercised		—	—
December 31, 2002 - write-off deferred financing costs		—	—
December 31, 2002 - stock warrants granted at fair value - QAT
December 31, 2002 - stock options expired		—	—
Net loss (comprehensive net loss)		—	—
Balance, December 31, 2002		124,911,990	$1,249,120

January 1, 2003 - stock options granted at fair value - PTR Group		—	—
January 6, 2003 - stock issued for services at fair value - Benson	$0.04	4,000,000	40,000
January 1, 2003 - stock issued for cash	$0.01	1,000,000	10,000
January 7, 2003 - stock issued in lieu of accounts payable at fair value - La Jolla Cove Investore, Inc.	$0.01	5,000,000	50,000
January 14, 2003 - stock issued in lieu of accounts payable at fair value - La Jolla Cove Investore, Inc.	$0.01	5,000,000	50,000
January 31, 2003 - stock issued for services at fair value - Dodrill	$0.02	3,000,000	30,000
January 31, 2003 - stock issued for services at fair value - Dove	$0.02	3,000,000	30,000
January 31, 2003 - stock options exercised and issued	$0.04	3,000,000	30,000
February 3, 2003 - stock issued for services at fair value - Dickman	$0.02	100,000	1,000
February 3, 2003 - stock issued for services at fair value - Adam	$0.02	200,000	2,000
February 3, 2003 - stock issued for services at fair value - Mottayaw	$0.02	200,000	2,000
February 3, 2003 - stock issued for cash	$0.01	1,688,000	16,880
February 4, 2003 - stock options exercised and issued	$0.01	928,571	9,286
February 4, 2003 - stock issued for cash	$0.01	928,571	9,286
February 5, 2003 - Stock issued for services at fair value - VanSchaik	$0.02	200,000	2,000
February 5, 2003 - Stock issued for cash	$0.01	1,428,571	14,286
February 7, 2003 - stock issued for services at fair value - Brantley	$0.02	3,000,000	30,000
February 10, 2003 - stock issued for services at fair value - Collins	$0.02	775,000	7,750
February 10, 2003 - stock issued for services at fair value - McVey	$0.02	200,000	2,000
February 12, 2003 - stock issued for services at fair value - Yes, International	$0.02	200,000	2,000
February 14, 2003 - stock issued for services at fair value - Silvasy	$0.07	330,000	3,300
February 21, 2003 - stock issued for cash		750,000	7,500

February 26, 2003 - stock issued for services at fair value - Bevins	$0.02	10,000,000	100,000
March 7, 2003 - stock options granted at fair value - QAT		—	—
March 12, 2003 - Stock issued in partial satisfaction of note payable at fair value - Coldwater Capital	$0.02	3,272,727	32,727
March 12, 2003 - stock issued for cash	$0.01	423,077	4,230
March 31, 2003 - deferred stock compensation earned		—	—
March 31, 2003 - stock warrants granted at fair value - QAT
April 1, 2003 - consilidates subsidiary sale of additional shares		—	—
April 22, 2003 - stock options granted for services at fair value - QAT		—	—
April 22. 2003 - stock options granted for services at fair value - Gordon		—	—
May 7, 2003 - stock issued for cash	$—	750,000	7,500
May 20, 2003 - conversion of debentures	$0.17	28,837	288
May 30, 2003 - stock options exercised	$0.01	750,000	7,500
June 5, 2003 - stock warrants exercised	$—	5,000,000	50,000
June 6, 2003 -10% stock dividend issued		13,999,900	140,000
June 9, 2003 - stock warrants granted for services at fair value - Brantley		—	—
June 11, 2003 - stock issued for cash	$0.10	3,083,333	30,833
June 11, 2003 - stock options exercised - Brantley	$0.03	1,266,667	12,667
June 11, 2003 - stock options exercised - Dickman	$0.05	105,000	1,050
June 11. 2003 - stock options exercised - Gibson	$0.05	30,000	300
June 11. 2003 - stock options exercised - McVey	$0.05	80,000	800
June 11. 2003 - stock options exercised - Brantley	$0.07	500,000	5,000
June 11. 2003 - stock options exercised - Noser	$0.05	105,000	1,050
June 11, 2003 - stock options exercised - Ruggero	$0.05	180,000	1,800
June 11, 2003 - stock options exercised - Tate	$0.05	150,000	1,500
June 11. 2003 - stock issued for cash	$0.01	800,000	8,000
June 11, 2003 - stock issued for services at fair value - Noser	$0.17	300,000	3,000
June 13, 2003 - purchase treasury stock		—	—
June 20, 2003 - stock issued for services at fair value - Yes, International	$0.11	2,500,000	25,000
June 30, 2003 - stock warrants granted at fair value - QAT
June 30, 2003 - adjust stock issued for cash		—	—
July 9, 2003 - stock options exercised and stock issued for services		2,900,000	29,000
July 16, 2003 - stock options exercised in lieu of cash for at fair value - Solnet Technologies	$0.05	450,000	4,500
July 16, 2003 - stock options exercised - Adam	$0.05	105,000	1,050
July 16, 2003 - stock options exercised - Mottayaw	$0.05	105,000	1,050
July 16, 2003 - stock options exercised - Tanzini	$0.05	200,000	2,000
July 16, 2003 - stock options exercised in lieu of cash for at fair value - Erickson	$0.05	325,000	3,250
July 16, 2003 - stock issued for services at fair value - Mottayaw	$0.12	400,000	4,000
July 16, 2003 - stock issued for services at fair value - Adam	$0.12	400,000	4,000
July 16, 2003 - stock issued for services at fair value - Erickson	$0.20	300,000	3,000
July 23, 2003 - stock issued for cash	$0.11	750,000	7,500
July 23, 2003 - stock issued for cash	$0.09	1,000,000	10,000
July 23, 2003 - stock issued for cash	$0.06	4,166,000	41,660
August 15, 2003 - stock options granted at fair value - Polk
September 30, 2003 - stock warrants granted at fair value - QAT
September 30, 2003 - adjust stock issued for cash		—	—
September 30, 2003 - stock options issued for services at fair value - Stroup		—	—
October 1, 2003 - stock options granted at fair value - Vuksich
October 3, 2003 - adjust stock issued for cash		—	—
November 30, 2003 - stock options granted for services at fair value - Ference		—	—
December 1, 2003 - stock options granted for services at fair value - Stroup		—	—
December 16, 2003 - stock issued for cash	$0.17	100,000	1,000
December 16, 2003 - stock issued for cash	$0.17	90,000	900
December 16, 2003 - stock and stock options issued for cash	$0.11	11,823,528	118,235

December 31, 2003 - treasury stock activities		(250,000)	(2,500)
December 31, 2003 - adjust stock issued for cash		—	—
Net Loss (Comprehensive Net Loss)		—	—
Balance December 31, 2003		226,029,772	$2,260,298

January 1, 2004 - stock options issued for services as fair value - Benson	—	—	—
January 7, 2004 - stock options issued for services at fair value - Polk	—	—	—
January 15, 2004 - stock options issued for services at fair value - Mitsunaga	—	—	—
January 27, 2004 - stock issued for services at fair value - AMT Management	—	250,000	2,500
January 29, 2004 - stock subscription receivable payment received	—	—	—
February 2, 2004 - stock options issued for services at fair value - Giagtzis	—	—	—
February 12, 2004 - stock options issued for services at fair value - Gilberg	—		—
February 12, 2004 - stock options issued for services at fair value - Hershman	—		—
February 17, 2004 - subscribed stock returned and cancelled - Brantley	—	(1,784,874)	(17,849)
March 31, 2004 - stock options issued for services at fair value - Stroup	—		—
March 31, 2004 - stock options issued for services at fair value - Ference	—		—
March 31, 2004 - stock options issued for services at fair Value - Stroup	—		—
April 1, 2004 - stock issued for stock subscription receivable	$0.17	2,941,176	29,412
June 30, 2004 - beneficial conversion for agreements to issue convertible promissory notes - April through June 2004	—		—
June 30, 2004 - stock options issued for services at fair value - Giagtzis	—		—
June 30, 2004 - stock options issued for services at fair value - Stroup	—		—
June 30, 2004 - stock options issued for services at fair value - Ference	—		—
July 23, 2004 - stock options issued for services at fair value - Ference	—		—
August 2, 2004 - stock issued for services at fair value - Benson	$0.13	5,000,000	50,000
August 5, 2004 - stock issued for services at fair value - Ference	$0.16	2,000,000	20,000
August 5, 2004 - stock issued for services at fair value - Dove	$0.14	3,000,000	30,000
August 6, 2004 - stock issued for services at fair value - Murphy	$0.11	5,000,000	50,000
August 13, 2004 - stock issued for services at fair value - Noser	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Erickson	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Van Cooney	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Fayette	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Schwartz	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Smith	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Adam	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Mottayaw	$0.11	100,000	1,000
September 14, 2004 - stock issued for services at fair value - VanSchaik	$0.11	100,000	1,000
September 30, 2004 - stock options issued for services at fair value - Ference	—	—	—

September 30, 2004 - stock options issued for services at fair value - Adam	—	—	—
September 30, 2004 - stock options issued for services at fair value - Erickson	—	—	—
September 30, 2004 - stock options issued for services at fair value - Erickson	—	—	—
September 30, 2004 - stock options issued for services at fair value - Fayette	—	—	—
September 30, 2004 - stock options issued for services at fair value - Fayette	—	—	—
September 30, 2004 - stock options issued for services at fair value - Holzworth	—	—	—
September 30, 2004 - stock options issued for services at fair value - Holzworth	—	—	—
September 30, 2004 - stock options issued for services at fair value -Krishnan/Solnet	—	—	—
September 30, 2004 - stock options issued for services at fair value - Krishnan/Solnet	—	—	—
September 30, 2004 - stock options issued for services at fair value - Mottayaw	—	—	—
September 30, 2004 - stock options issued for services at fair value - Noser	—	—	—
September 30, 2004 - stock options issued for services at fair value - Noser	—	—	—
September 30, 2004 - stock options issued for services at fair value - Ruggero	—	—	—
September 30, 2004 - stock options issued for services at fair value - Ruggero	—	—	—
September 30, 2004 - stock options issued for services at fair value - Schwartz	—	—	—
September 30, 2004 - stock options issued for services at fair value - Schwartz	—	—	—
September 30, 2004 - stock options issued for services at fair value - Smith	—	—	—
September 30, 2004 - stock options issued for services at fair value - Smith	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Cooney/MRE	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Cooney/MRE	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Schaik/AT Soft	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Schaik/AT Soft	—	—	—
September 30, 2004 - beneficial conversion for agreements to issue convertible promissory notes - July through September 2004	—	—	—
October 29, 2004 - stock issued for services at fair value - Purohit	$0.07	1,000,000	10,000
October 29, 2004 - stock issued for services at fair value - Hester	$0.15	7,000,000	70,000
November 2, 2004 - stock issued upon conversion of convertible promissory note - Hughes	$0.03	750,000	7,500
November 17, 2004 - stock options issued for services at fair value - Purohit	—	—	—
November 23, 2004 - stock options issued for services at fair value - McGrath	—	—	—
December 31, 2004 - beneficial conversion of agreements to issue convertible promissory notes - October through December 2004	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Ference	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Erickson	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Fayette	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Holzworth	—	—	—

December 31, 2004 - stock options issued for services at fair value value - Krishnan/Solnet	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Noser	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Ruggero	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Schwartz	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Smith	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Van Cooney/MRE	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Van Schaik/AT Soft	—	—	—

Net Loss (Comprehensive Net Loss)		—	—
Balance December 31, 2004		252,086,074	2,520,861

The accompanying notes are an integral part of these consolidated financial statements.

		Common		Common				Deficit
		Stock	Common	Stock options				Accumulated During
	Additional	Subscriptions	Stock	Granted and	Deferred	Treasury	Deferred	Development
	Paid-in Capital	Receivable	Warrants	not exercised	Compensation	Stock	Financing Costs	Stage

Balance, January 13, 1999	$—	$—	$—	$—	$—	$—	$—	$—

January 13, 1999 - stock issued for services at fair value to Benson, Phillips, Cairns	(179,205)	(31,300)	—	—	—	—	—	—
January 29, 1999 - stock issued for cash	46,614	—	—	—	—	—	—	—
February 12, 1999 - stock issued for cash	64,095	—	—	—	—	—	—	—
February 17, 1999 - stock issued for cash	14,567	—	—	—	—	—	—	—
March 1, 1999 - stock issued for cash	42,730	—	—	—	—	—	—	—
March 2, 1999 - stock issued for cash	9,711	—	—	—	—	—	—	—
March 17, 1999 - stock issued for cash	14,567	—	—	—	—	—	—	—
March 19, 1999 - stock issued for cash	14,567	—	—	—	—	—	—	—
April 2, 1999 - stock issued for cash	33,990	—	—	—	—	—	—	—
April 9, 1999 - stock issued for cash	14,179	—	—	—	—	—	—	—
April 13, 1999 - stock issued for cash	4,856	—	—	—	—	—	—	—
April 14, 1999 - stock issued for cash	3,158	—	—	—	—	—	—	—
April 15, 1999 - stock issued for cash	19,423	—	—	—	—	—	—	—
April 16, 1999 - stock issued for cash	9,711	—	—	—	—	—	—	—
April 23, 1999 - stock issued for cash	63,124	—	—	—	—	—	—	—
April 26, 1999 - stock issued for services at fair value -Driscoll	9,711	—	—	—	—	—	—	—
May 3, 1999 - stock issued for cash	33,990	—	—	—	—	—	—	—
July 19, 1999 - stock issued for cash	34,240	—	—	—	—	—	—	—
July 26, 1999 - stock issued for cash	9,783	—	—	—	—	—	—	—
July 30, 1999 - stock issued for services at fair value - Barr-Haneau	7,284	—	—	—	—	—	—	—
July 30, 1999 - stock issued for services at fair value - Titus	(289)	—	—	—	—	—	—	—
August 2, 1999 - stock issued for cash	9,783	—	—	—	—	—	—	—
August 4, 1999 - stock issued for cash	10,309	—	—	—	—	—	—	—
August 10, 1999 - stock issued for cash	13,011	—	—	—	—	—	—	—
August 23, 1999 - stock issued for cash	23,773	—	—	—	—	—	—	—
August 24, 1999 - stock issued for cash	19,714	—	—	—	—	—	—	—
September 13, 1999 - stock issued for cash	26,023	—	—	—	—	—	—	—
September 17, 1999 - stock issued for cash	107,031	—	—	—	—	—	—	—
October 15, 1999 - stock issued for cash	7,807	—	—	—	—	—	—	—
October 21, 1999 - stock issued for cash	39,132	—	—	—	—	—	—	—
October 22, 1999 - stock issued for cash	50,187	—	—	—	—	—	—	—
October 25, 1999 - stock issued for cash	53,859	—	—	—	—	—	—	—
October 26, 1999 - stock issued for cash	16,264	—	—	—	—	—	—	—
November 5, 1999 - stock issued for cash	19,566	—	—	—	—	—	—	—
November 5, 1999 - stock issued for cash	999	—	—	—	—	—	—	—
November 9, 1999 - stock issued for cash	9,990	—	—	—	—	—	—	—
November 18, 1999 - stock issued for cash	9,990	—	—	—	—	—	—	—
November 23, 1999 - stock issued for cash	114,686	—	—	—	—	—	—	—
December 3, 1999 - stock issued for cash	11,988	—	—	—	—	—	—	—
December 7, 1999 - stock issued for cash	24,975	—	—	—	—	—	—	—
December 16, 1999 - stock issued for cash	3,996	—	—	—	—	—	—	—
December 17, 1999 - stock issued for cash	9,990	—	—	—	—	—	—	—
December 31, 1999 - stock issued for cash	9,990	—	—	—	—	—	—	—
December 31, 1999 - adjust stock issued for cash	—	—	—	—	—	—	—	—
Net loss (comprehensive net loss)	—	—	—	—	—	—	—	(1,046,928)
Balance, December 31, 1999	$863,869	$(31,300)	$—	$—	$—	$—	$—	$(1,046,928)

January 3, 2000 - stock issued for cash	19,980	—	—	—	—	—	—	—
January 14, 2000 - stock issued for cash	24,950	—	—	—	—	—	—	—

Janaury 14, 2000 - stock issued for services at fair value - Infocall	19,960	—	—	—	—	—	—	—
February 9, 2000 - stock issued for cash	19,980	—	—	—	—	—	—	—
February 10, 2000 - stock issued for cash	14,985	—	—	—	—	—	—	—
February 14, 2000 - stock issued for cash	4,995	—	—	—	—	—	—	—
February 15, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
February 22, 2000 - stock issued for cash	54,446	—	—	—	—	—	—	—
February 25, 2000 - stock issued for cash	12,987	—	—	—	—	—	—	—
February 28, 2000 - stock issued for cash	16,983	—	—	—	—	—	—	—
February 29, 2000 - stock issued for cash	19,980	—	—	—	—	—	—	—
March 2, 2000 - stock issued for cash	5,994	—	—	—	—	—	—	—
March 7, 2000 - stock issued for cash	1,998	—	—	—	—	—	—	—
March 8, 2000 - stock issued for cash	131,869	—	—	—	—	—	—	—
March 10, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
March 13, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
March 16, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
March 20, 2000 - stock issued for cash	23,976	—	—	—	—	—	—	—
March 23, 2000 - stock issued for cash	1,998	—	—	—	—	—	—	—
March 24, 2000 - stock issued for cash	39,960	—	—	—	—	—	—	—
March 29, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
March 30, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
April 19, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
April 27, 2000 - stock issued for cash	18,981	—	—	—	—	—	—	—
May 10, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
May 12, 2000 - stock issued for cash	169,831	—	—	—	—	—	—	—
May 19, 2000 - stock issued for cash	20,380	—	—	—	—	—	—	—
June 19, 2000 - stock issued for cash	29,972	—	—	—	—	—	—	—
June 21, 2000 - stock issued for cash	41,958	—	—	—	—	—	—	—
June 30, 2000 - adjust stock issued for cash	33,183	—	—	—	—	—	—	—
June 30, 2000 - adjust stock issued for cash	(92,370)	—	—	—	—	—	—	—
July 1, 2000 - adjust stock issued for cash (Driscoll)	(10,000)	—	—	—	—	—	—	—
July 1, 2000 - adjust stock issued for cash (Wallet)	(12,000)	—	—	—	—	—	—	—
August 18, 2000 - share exchange adjustment	350	—	—	—	—	—	—	—
August 18, 2000 - stock issued as part of merger - Viola Group	(28,900)	—	—	—	—	—	—	—
August 18, 2000 - stock options granted and exercised for services at fair value - Clever	60,500	(250)	—	—	—	—	—	—
August 18, 2000 - stock options granted and exercised for subscription receivable - Benson	308,438	(309,375)	—	—	—	—	—	—
August 18, 2000 - stock options granted and exercised for subscription receivable, - Phillips	308,438	(309,375)	—	—	—	—	—	—
August 18, 2000 - stock options granted and exercised for subscriptions receivable - Cairns	106,925	(107,250)	—	—	—	—	—	—
August 22, 2000 - stock options granted at fair value - Kaiser	—	—	—	45,420	—	—	—	—
October 1, 2000 - payment of subscription receviable for services at fair value - Clever	—	250	—	—	—	—	—	—
October 1, 2000 - payment of subscription receviable for services at fair value - Benson	—	31,300	—	—	—	—	—	—
October 23, 2000 - stock options granted and exercised for services at fair value - Clever	56,000	—	—	—	—	—	—	—
October 30, 2000 - stock options granted and exercised for services at fair value - Benson	308,436	-37638	—	—	—	—	—	—
October 30, 2000 - stock options granted and exercised for services at fair value - Phillips	308,438	121,885	—	—	—	—	—	—
October 30, 2000 - stock options granted and exercised for services at fair value - Cairns	106,925	(12,243)	—	—	—	—	—	—
November 14, 2000 - stock issued services at fair value - Infocall	1,883,475	—	—	—	—	—	—	—
November 28, 2000 - stock issued for services at fair value - Net Connection Corp	917,643	—	—	—	—	—	—	—
November 28, 2000 - stock issued for services at fair value - Clever	56,000	—	—	—	—	—	—	—
November 28, 2000 - stock issued for services at fair value - Dodrill	102,080	—	—		—	—	—	—
November 28, 2000 - stock issued for services at fair value - Richfield	51,040	—	—		—	—	—	—
November 28, 2000 - share exchange adjustment (Benson, Phillips, Cairns, miscellaneous)	(1,186)	—	—		—	—	—	—
December 20, 2000 - stock options granted at fair value - Adams		—	—	255,246	—	—	—	—

December 21, 2000 - conversion of debentures	94,610	—	—	—	—	—	—	—
December 21, 2000 - stock options granted, exercised and issued (3rd Round Investors)	15,713	(2,255)	—	—	—	—	—	—
December 21, 2000 - stock options granted at fair value - Rivero	—	—	—	3,870	—	—	—	—
December 31, 2000 - stock options granted at fair value - Jacobs	—	—	—	2,153	—	—	—	—
December 31, 2000 - stock options granted at fair value - Royal				6,413
December 31, 2000 - stock options granted at fair value - Shewmaker				13,496
Net loss (comprehensive net loss)	—	—	—	—	—	—	—	(6,957,807)
Balance, December 31, 2000	$6,213,690	$(656,251)	$—	$326,598	$—	$—	$—	$(8,004,735)

January 2, 2001 - stock issued for services at fair value - Net Connection Corp.	963,016	—	—	—	—	—	—	—
January 29, 2001 - stock issued for services at fair value - Richfield	87,900	—	—	—	—	—	—	—
January 29, 2001 - stock issued for services at fair value - Kolb	563,164	—	—	—	(253,864)	—	—	—
January 29, 2001 - stock issued for services at fair value - Silvasy	12,760	—	—	—	—	—	—	—
January 29, 2001 - stock issued for services at fair value - Young	6,380	—	—	—	—	—	—	—
January 29, 2001 - stock issued for services at fair value - Adams	12,760	—	—	—	—	—	—	—
January 29, 2001 - stock issued for services at fair value - Transmedia	26,203	—	—	—	—	—	—	—
January 29, 2001 - stock options exercised and issued for cash - 3rd round investors	2,520	—	—	—	—	—	—	—
January 29, 2001 - stock issued for cash	92,092	—	—	—	—	—	—	—
January 29, 2001 - conversion of debentures	19,920	—	—	—	—	—	—	—
March 29, 2001 - stock options exercised and issued for cash - 3rd round investors	3,115	2,198	—	—	—	—	—	—
March 31, 2001 - payment of subscription receivable for services at fair value - Benson	—	347,014	—	—	—	—	—	—
March 31, 2001 - payment of subscription receivable for services at fair value - Phillips	—	119,493	—	—	—	—	—	—
March 31, 2001 - payment of subscription receivable for services at fair value - Cairns	—	187,490	—	—	—	—	—	—
March 31, 2001 - adjust stock issued for cash	—	—	—	—	—	—	—	—
April 4, 2001 - stock issued for services at fair value - Kolb	107,618	—	—	—	—	—	—	—
April 4, 2001 - stock issued for services at fair value - Annis	5,458	—	—	—	—	—	—	—
May 1, 2001 - stock options granted at fair value - Kaiser				30,974
May 4, 2001 - stock issued for services at fair value - Dove	45,774	—	—	—	—	—	—	—
May 21, 2001 - stock issued for services at fair value - Dove	24,618	—	—	—	—	—	—	—
May 21, 2001 - stock issued for services at fair value - Cairns	39,456	—	—	—	—	—	—	—
June 5, 2001 - stock issued for services at fair value - Young	4,110	—	—	—	—	—	—	—
June 5, 2001 - stock issued for services at fair value - Silvasy	5,460	—	—	—	—	—	—	—
June 12, 2001 - stock issued for services at fair value - Kolb	41,328	—	—	—	204,860	—	—	—
June 12, 2001 - stock issued for services at fair value - Dean-Dastvan	11,889	—	—	—	—	—	—	—
June 12, 2001 - adjust merger shares	(25)	—	—	—	—	—	—	—
June 25, 2001 - stock issued for services at fair value - Dove	32,162	—	—	—	(6,653)	—	—	—
July 5, 2001 - stock issued for services at fair value - Young	20,899	—	—	—	—	—	—	—
July 5, 2001 - stock issued for services at fair value - Silvasy	34,901	—	—	—	—	—	—	—
July 5, 2001 - stock issued for services at fair value - McGrath	6,780	—	—	—	—	—	—	—
July 12, 2001 - stock issued for services at fair value - Dean-Dastvan	16,032	—	—	—	—	—	—	—
July 12, 2001 - stock issued for services at fair value - Annis	25,267	—	—	—	—	—	—	—
July 25, 2001 - stock issued for services at fair value - Dove	20,569	—	—	—	6,653	—	—	—
July 25, 2001 - stock issued for services at fair value - Kolb	80,635	—	—	—	49,004	—	—	—
August 13, 2001 - stock issued for services at fair value - Dodrill	6,866	—	—	—	—	—	—	—
August 13, 2001 - stock issued for services at fair value - Silvasy	2,660	—	—	—	—	—	—	—

August 13, 2001 - stock issued for services at fair value - Young	3,480	—	—	—	—	—	—	—
August 13, 2001 - stock issued for services at fair value - McGrath	4,165	—	—	—	—	—	—	—
August 20, 2001 - stock issued for services at fair value - Net Connection Corp.	72,450	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Dodrill	19,280	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Hester	14,760	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - DeVal	15,355	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Noser	15,371	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Aro	15,374	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Holzworth	15,412	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Silvasy	1,585	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Young	1,690	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - McGrath	3,060	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - DeVal	4,633	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Holzworth	7,245	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Hester	10,771	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Noser	7,937	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Silvasy	1,330	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Young	1,440	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Dean-Dastvan	3,480	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Dodrill	10,160	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Kolb	11,576	—	—	—	—	—	—	—
October 1, 2001 - stock options granted at fair value - Dove	—	—	—	58,278	—	—	—	—
October 15, 2001 - stock issued for services at fair value - Hester	62,007	—	—	—	—	—	—	—
October 15, 2001 - stock issued for services at fair value - Dean-Dastvan	3,480	—	—	—	—	—	—	—
October 15, 2001 - stock issued for services at fair value - DeVal	2,106	—	—	—	—	—	—	—
October 15, 2001 - stock issued for services at fair value - Noser	4,004	—	—	—	—	—	—	—
October 15, 2001 - stock issued for services at fair value - Holzworth	3,803	—	—	—	—	—	—	—
October 15, 2001 - stock issued for services at fair value - Dodrill	16,525	—	—	—	—	—	—	—
November 5, 2001 - stock issued for services at fair value - Dove	6,190	—	—	—	—	—	—	—
November 5, 2001 - stock issued for services at fair value - Adams	2,880	—	—	—	—	—	—	—
November 5, 2001 - stock issued for services at fair value - Calver	1,920	—	—	—	—	—	—	—
November 7, 2001 - stock issued for services at fair value - Hester	37,248	—	—	—	—	—	—	—
November 7, 2001 - stock issued for services at fair value - Kolb	3,912	—	—	—	—	—	—	—
December 6, 2001 - stock issued for services at fair value - Dodrill, Hester, Kolb, Dove)	22,301	—	—	—	—	—	—	—

December 6, 2001 - stock issued for services at fair value - Hester	55,655	—	—	—	—	—	—	—
December 6, 2001 - stock issued for services at fair value - Kolb	3,069	—	—	—	—	—	—	—
December 6, 2001 - stock issued for services at fair value - Dove	4,500	—	—	—	—	—	—	—
December 21, 2001 - stock issued for deferred financing at fair value	125,250	—	—	—	—	—	(140,250)	—
December 21, 2001 - stock issued for services at fair value - Hester	50,655	—	—	—	—	—	—	—
December 31, 2001 - stock options expired (Rivero, Jacobs, Royal, Shewmaker)	25,932	—	—	(25,932)	—	—	—	—
Net loss (comprehensive net loss)	—	—	—	—	—	—	—	(2,806,599)
Balance, December 31, 2001	$9,209,768	$(56)	$—	$389,918	$—	$—	$(140,250)	$(10,811,334)

January 2, 2002 - financing fees recognized	—	—	—	—	—	—	93,500	—
January 7, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	33,648	—	—	—	—	—	—	—
January 9, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	26,745	—	—	—	—	—	—	—
February 1, 2002 - stock issued for services at fair value -Dodrill	4,100	—	—	—	—	—	—	—
February 1, 2002 - stock issued for services at fair value - Dove	2,000	—	—	—	—	—	—	—
February 1, 2002 - stock issued for services at fair value - Benson	20,000	—	—	—	—	—	—	—
February 1, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	3,964	—	—	—	—	—	—	—
February 8, 2002 - stock issued for services at fair value - Kristoff	2,000	—	—	—	—	—	—	—
February 14, 2002 - stock issued for cash	142,500	—	—	—	—	—	—	—
February 20, 2002 - stock issued for services at fair value - Dodrill	5,000	—	—	—	—	—	—	—
March 6, 2002 - stock issued for services at fair value - Dean-Dastvan	1,069	—	—	—	—	—	—	—
March 31, 2002 - stock options granted at fair value - Dove	—	—	—	21,192	—	—	—	—
April 23, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	8,792	—	—	—	—	—	—	—
May 1, 2002 - stock issued for services at fair value - Dean-Dastvan	6,842	—	—	—	—	—	—	—
May 1, 2002 - stock issued for services at fair value - Dodrill	(1,000)	—	—	—	—	—	—	—
May 1, 2002 - stock issued for services at fair value - Kristoff	3,000	—	—	—	—	—	—	—
May 6, 2002 - stock issued for services at fair value - Orr	6,250	—	—	—	—	—	—	—
May 7, 2002 - stock issued for service at fair value - Collins	206	—	—	—	—	—	—	—
May 7, 2002 - stock issued for service at fair value - DeVal	(240)	—	—	—	—	—	—	—
May 7, 2002 - stock issued for service at fair value - Holzworth	3,011	—	—	—	—	—	—	—
May 20, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	255,000	—	—	—	—	—	—	—
May 21, 2002 - stock issued for services at fair value - Kristoff	—	—	—	—	—	—	—	—
May 21, 2002 - stock issued for services at fair value - Kaiser	1,000	—	—	—	—	—	—	—
May 28, 2002 - stock options granted at fair value - Gibson	—	—	—	1,276	—	—	—	—
May 29, 2002 - stock options granted at fair value - Bragg				1,383
June 6, 2002 - stock issued for services at fair value - Ashley Associates	50,000	—	—	—	—	—	—	—
June 12, 2002 - stock options granted at fair value - Erickson				813
June 13, 2002 - stock options granted at fair value - Tate				975
June 21, 2002 - stock options granted at fair value - Rugerro				1,170
June 30, 2002 - stock warrants granted at fair value - QAT				8,900
July 5, 2002 - stock issued for services at fair value - Galpern	15,000	—	—	—	—	—	—	—
July 5, 2002 - stock issued for services at fair value - Sellars	3,500	—	—	—	—	—	—	—
July 5, 2002 - stock issued for services at fair value - Cella	3,500	—	—	—	—	—	—	—
July 12, 2002 - stock options granted at fair value - Tanzini				1,300
July 12, 2002 - stock options granted at fair value - Krishnan				2,925
July 31, 2002 - stock issued for services at fair value - Seymour	3,000	—	—	—	—	—	—	—
August 18, 2002 - adjust issuances to investor to satisfy litigation - La Jolla Cove Investors	(142,388)	—	—	—	—	—	—	—
August 19, 2002 - stock issued to satisfy litigation with investor at fair value - La Jolla Cove Investors	(4,000)	—	—	—	—	—	—	—

August 19, 2002 - stock issued to satisfy note payable litigation at fair value - North Atlantic Partners	52,469	—	—	—	—	—	—	—
August 19, 2002 - stock issued for services at fair value - Dean-Dastvan	—	—	—	—	—	—	—	—
August 19, 2002 - stock issued for services at fair value - Dodrill	—	—	—	—	—	—	—	—
August 19, 2002 - stock issued for cash	—	—	—	—	—	—	—	—
August 21, 2002 - stock warrants granted to investor (La Jolla Cove Investors)	—	—	50,000	—	—	—	—	—
August 22, 2002 - stock options expired - Kaiser	76,394	—	—	(76,394)	—	—	—	—
August 22, 2002 - stock options granted at fair value - Kaiser				8,784
August 29, 2002 - stock options granted at fair value - Erickson				1,300
September 12, 2002 - stock issued for services at fair value - BJG Holdings	12,000	—	—	—	—	—	—	—
September 30, 2002 - stock warrants granted at fair value - QAT				8,900
October 9, 2002 - stock issued for services at fair value - Adam	(4,000)	—	—	—	—	—	—	—
October 9, 2002 - stock issued for services at fair value - Mottayaw	(4,000)	—	—	—	—	—	—	—
October 9, 2002 - stock issued for services at fair value - Ference	(16,000)	—	—	—	—	—	—	—
October 9, 2002 - stock issued for services at fair value - Erickson	(3,000)	—	—	—	—	—	—	—
October 9, 2002 - stock issued for services at fair value - Noser	(3,000)	—	—	—	—	—	—	—
October 9, 2002 - stock issued for services at fair value - Hester	(6,000)	—	—	—	—	—	—	—
October 16, 2002 - stock issued for cash	1,606	—	—	—	—	—	—	—
October 18, 2002 - stock issued for cash	10,029	—	—	—	—	—	—	—
October 18, 2002 - adjust stock warrant grant to investor (La Jolla Cove Investors)	—	—	25,000	—	—	—	—	—
October 23, 2002 - stock issued for service at fair value - Kaiser	(6,500)	—	—	—	—	—	—	—
October 23, 2002 - stock warrants exercised and issued	(466)	—	(1,876)	—	—	—	—	—
October 23, 2002 - stock issued for cash	10,783	—	—	—	—	—	—	—

October 25, 2002 - stock issued for services at fair value - Benson	21,000	—	—	—	—	—	—	—
October 30, 2002 - stock warrants exercised and issued	(2,794)	—	(11,250)	—	—	—	—	—
November 5, 2002 - stock issued for cash	(5,000)	—	—	—	—	—	—	—
November 6, 2002 - stock issued for cash	950	—	—	—	—	—	—	—
November 6, 2002 - stock warrants exercised and issued	(931)	—	(3,750)	—	—	—	—	—
November 8, 2002 - stock issued for cash	(1,329)	—	—	—	—	—	—	—
November 12, 2002 - stock options granted at fair value - PMR	—	—	—	38,100	—	—	—	—
November 18, 2002 - stock warrants exercised and issued	(2,921)	—	(11,761)	—	—	—	—	—
November 19, 2002 - stock warrants exercised and issued	(931)	—	(3,750)	—	—	—	—	—
November 21, 2002 - stock warrants exercised and issued	(3,725)	—	(15,000)	—	—	—	—	—
November 25, 2002 - stock issued for services at fair value - PMR Group	56,000	—	—	—	(47,400)	—	—	—
December 4, 2002 - stock warrants granted to investor (La Jolla Cove Investors)	—	—	25,000	—	—	—	—	—
December 9, 2002 - stock issued for cash	(5,000)	—	—	—	—	—	—	—
December 11, 2002 - stock warrants exercised and issued	(3,725)	—	(15,000)	—	—	—	—	—
December 17, 2002 - stock options granted at fair value - Noser				1,869
December 17, 2002 - stock options granted at fair value - Adam				1,869
December 17, 2002 - stock options granted at fair value - Mottayaw				1,869
December 17, 2002 - stock options granted at fair value - Dickman				1,869
December 17, 2002 - stock options granted at fair value - McVey				1,424
December 19, 2002 - stock warrants exercised and issued	(3,131)	—	(12,606)	—	—	—	—	—
December 31, 2002 - adjust stock warrants exercised	—	—	(7)	—	—	—	—	—
December 31, 2002 - write-off deferred financing costs	—	—	—	—	—	—	46,750	—
December 31, 2002 - stock warrants granted at fair value - QAT				8,900
December 31, 2002 - stock options expired	255,246	—	—	(255,246)	—	—	—	—
Net loss (comprehensive net loss)	—	—	—	—	—	—	—	(2,907,352)
Balance, December 31, 2002	$10,086,291	$(56)	$25,000	$173,096	$(47,400)	$—	$—	$(13,718,686)

January 1, 2003 - stock options granted at fair value - PTR Group	—	—	—	12,000	—	—	—	—
January 6, 2003 - stock issued for services at fair value - Benson	120,000	—	—	—	—	—	—	—
January 1, 2003 - stock issued for cash	(1,705)	—	—	—	—	—	—	—
January 7, 2003 - stock issued in lieu of accounts payable at fair value - La Jolla Cove Investore, Inc.	—	—	—	—	—	—	—	—
January 14, 2003 - stock issued in lieu of accounts payable at fair value - La Jolla Cove Investore, Inc.	—	—	—	—	—	—	—	—
January 31, 2003 - stock issued for services at fair value - Dodrill	15,000	—	—	—	—	—	—	—
January 31, 2003 - stock issued for services at fair value - Dove	42,296	—	—	—	—	—	—	—
January 31, 2003 - stock options exercised and issued	46,100	—	—	(38,100)	—	—	—	—
February 3, 2003 - stock issued for services at fair value - Dickman	1,000	—	—	—	—	—	—	—
February 3, 2003 - stock issued for services at fair value - Adam	2,000	—	—	—	—	—	—	—
February 3, 2003 - stock issued for services at fair value - Mottayaw	2,000	—	—	—	—	—	—	—
February 3, 2003 - stock issued for cash	(2,878)	—	—	—	—	—	—	—
February 4, 2003 - stock options exercised and issued	914	—	—	—	—	—	—	—
February 4, 2003 - stock issued for cash	(1,583)	—	—	—	—	—	—	—
February 5, 2003 - Stock issued for services at fair value - VanSchaik	2,000	—	—	—	—	—	—	—
February 5, 2003 - Stock issued for cash	2,214	—	—	—	—	—	—	—
February 7, 2003 - stock issued for services at fair value - Brantley	30,000	—	—	—	—	—	—	—
February 10, 2003 - stock issued for services at fair value - Collins	8,455	—	—	—	—	—	—	—
February 10, 2003 - stock issued for services at fair value - McVey	2,000	—	—	—	—	—	—	—
February 12, 2003 - stock issued for services at fair value - Yes, International	2,000	—	—	—	—	—	—	—
February 14, 2003 - stock issued for services at fair value - Silvasy	20,700	—	—	—	—	—	—	—
February 21, 2003 - stock issued for cash	2,500	—	—	—	—	—	—	—

February 26, 2003 - stock issued for services at fair value - Bevins	100,000	—	—	—	—	—	—	—
March 7, 2003 - stock options granted at fair value - QAT	—	—	—	—	—	—	—	—
March 12, 2003 - Stock issued in partial satisfaction of note payable at fair value - Coldwater Capital	29,992	—	—	—	—	—	—	—
March 12, 2003 - stock issued for cash	1,270	—	—	—	—	—	—	—
March 31, 2003 - deferred stock compensation earned	—	—	—	—	47,400	—	—	—
March 31, 2003 - stock warrants granted at fair value - QAT				8,900
April 1, 2003 - consilidates subsidiary sale of additional shares	(60,943)	—	—	—	—	—	—	—
April 22, 2003 - stock options granted for services at fair value - QAT	—	—	—	266,000	—	—	—	—
April 22. 2003 - stock options granted for services at fair value - Gordon	—	—	—	85,000	—	—	—	—
May 7, 2003 - stock issued for cash	(4,170)	—	—	—	—	—	—	—
May 20, 2003 - conversion of debentures	4,712	—	—	—	—	—	—	—
May 30, 2003 - stock options exercised	13,500	—	—	(12,000)	—	—	—	—
June 5, 2003 - stock warrants exercised	(25,000)	—	(25,000)	—	—	—	—	—
June 6, 2003 -10% stock dividend issued	(140,000)	—	—	—	—	—	—	—
June 9, 2003 - stock warrants granted for services at fair value - Brantley	—	—	—	330,200	—	—	—	—
June 11, 2003 - stock issued for cash	262,084	—	—	—	(42,917)	—	—	—
June 11, 2003 - stock options exercised - Brantley	25,333	—	—	—	—	—	—	—
June 11, 2003 - stock options exercised - Dickman	6,069	—	—	(1,869)	—	—	—	—
June 11. 2003 - stock options exercised - Gibson	2,476	—	—	(1,276)	—	—	—	—
June 11. 2003 - stock options exercised - McVey	4,624	—	—	(1,424)	—	—	—	—
June 11. 2003 - stock options exercised - Brantley	115,000	—	—	(85,000)	—	—	—	—
June 11. 2003 - stock options exercised - Noser	6,069	—	—	(1,869)	—	—	—	—
June 11, 2003 - stock options exercised - Ruggero	8,370	—	—	(1,170)	—	—	—	—
June 11, 2003 - stock options exercised - Tate	6,975	—	—	(975)	—	—	—	—
June 11. 2003 - stock issued for cash	—	—	—	—	—	—	—	—
June 11, 2003 - stock issued for services at fair value - Noser	48,000	—	—	—	—	—	—	—
June 13, 2003 - purchase treasury stock	—	—	—			(50,000)
June 20, 2003 - stock issued for services at fair value - Yes, International	240,000	—	—	—	—	—	—	—
June 30, 2003 - stock warrants granted at fair value - QAT				8,900
June 30, 2003 - adjust stock issued for cash	(64,096)	—	—	—
July 9, 2003 - stock options exercised and stock issued for services	313,670	—	—	(266,000)	—	—	—	—
July 16, 2003 - stock options exercised in lieu of cash for at fair value - Solnet Technologies	20,925	—	—	(2,925)	—	—	—	—
July 16, 2003 - stock options exercised - Adam	6,069	—	—	(1,869)	—	—	—	—
July 16, 2003 - stock options exercised - Mottayaw	6,069	—	—	(1,869)	—	—	—	—
July 16, 2003 - stock options exercised - Tanzini	9,300	—	—	(1,300)	—	—	—	—
July 16, 2003 - stock options exercised in lieu of cash for at fair value - Erickson	15,113	—	—	(2,113)	—	—	—	—
July 16, 2003 - stock issued for services at fair value - Mottayaw	44,000	—	—	—	—	—	—	—
July 16, 2003 - stock issued for services at fair value - Adam	44,000	—	—	—	—	—	—	—
July 16, 2003 - stock issued for services at fair value - Erickson	57,000	—	—	—	—	—	—	—
July 23, 2003 - stock issued for cash	78,000	—	—	—	—	—	—	—
July 23, 2003 - stock issued for cash	78,000	—	—	—	—	—	—	—
July 23, 2003 - stock issued for cash	208,340	(80,000)
August 15, 2003 - stock options granted at fair value - Polk				232,250
September 30, 2003 - stock warrants granted at fair value - QAT				8,900
September 30, 2003 - adjust stock issued for cash	59,201	—	—	—	—	—	—	—
September 30, 2003 - stock options issued for services at fair value - Stroup	—	—	—	11,700	—	—	—	—
October 1, 2003 - stock options granted at fair value - Vuksich				5,960
October 3, 2003 - adjust stock issued for cash	200,000	—	—	—	—	—	—	—
November 30, 2003 - stock options granted for services at fair value - Ference	—	—	—	158,533	—	—	—	—
December 1, 2003 - stock options granted for services at fair value - Stroup	—	—	—	54,175	—	—	—	—
December 16, 2003 - stock issued for cash	16,000	—	—	—	—	—	—	—
December 16, 2003 - stock issued for cash	14,400	—	—	—	—	—	—	—
December 16, 2003 - stock and stock options issued for cash	792,465	(40,000)	—	89,300	—	—	—	—

December 31, 2003 - treasury stock activities	(47,500)	—	—	—	—	(25,392)	—	—
December 31, 2003 - adjust stock issued for cash	42,054	—	—	—	—	—	—	—
Net Loss (Comprehensive Net Loss)	—	—	—	—	—	—	—	(4,448,410)
Balance December 31, 2003	$12,916,675	$(120,056)	$—	$1,025,155	$(42,917)	$(75,392)	$—	$(18,167,096)

January 1, 2004 - stock options issued for services as fair value - Benson	—	—	—	220,500	—	—	—	—
January 7, 2004 - stock options issued for services at fair value - Polk	—	—	—	35,600	—	—	—	—
January 15, 2004 - stock options issued for services at fair value - Mitsunaga	—	—	—	346,871	—	—	—	—
January 27, 2004 - stock issued for services at fair value - AMT Management	37,500	—	—	—	—	—	—	—
January 29, 2004 - stock subscription receivable payment received	—	40,000	—	—	—	—	—	—
February 2, 2004 - stock options issued for services at fair value - Giagtzis	—	—	—	14,400	—	—	—	—
February 12, 2004 - stock options issued for services at fair value - Gilberg	—	—	—	131,800	—	—	—	—
February 12, 2004 - stock options issued for services at fair value - Hershman	—	—	—	65,900	—	—	—	—
February 17, 2004 - subscribed stock returned and cancelled - Brantley	(105,068)	80,000	—	—	42,917	—	—	—
March 31, 2004 - stock options issued for services at fair value - Stroup	—	—	—	35,100	—	—	—	—
March 31, 2004 - stock options issued for services at fair value - Ference	—	—	—	32,800	—	—	—	—
March 31, 2004 - stock options issued for services at fair Value - Stroup	—	—	—	57,225	—	—	—	—
April 1, 2004 - stock issued for stock subscription receivable	470,588	(420,000)
June 30, 2004 - beneficial conversion for agreements to issue convertible promissory notes - April through June 2004	343,093	—	—	—	—	—	—	—
June 30, 2004 - stock options issued for services at fair value - Giagtzis	—	—	—	7,200	—	—	—	—
June 30, 2004 - stock options issued for services at fair value - Stroup	—	—	—	53,700	—	—	—	—
June 30, 2004 - stock options issued for services at fair value - Ference	—	—	—	32,799	—	—	—	—
July 23, 2004 - stock options issued for services at fair value - Ference	—	—	—	194,600	—	—	—	—
August 2, 2004 - stock issued for services at fair value - Benson	608,750	—	—	—	—	—	—	—
August 5, 2004 - stock issued for services at fair value - Ference	300,000	—	—	—	—	—	—	—
August 5, 2004 - stock issued for services at fair value - Dove	390,750	—	—	—	—	—	—	—
August 6, 2004 - stock issued for services at fair value - Murphy	494,000	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Noser	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Erickson	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Van Cooney	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Fayette	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Schwartz	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Smith	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Adam	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Mottayaw	10,050	—	—	—	—	—	—	—
September 14, 2004 - stock issued for services at fair value - VanSchaik	10,050	—	—	—	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Ference	—	—	—	32,800	—	—	—	—

September 30, 2004 - stock options issued for services at fair value - Adam	—	—	—	7,810	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Erickson	—	—	—	7,810	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Erickson	—	—	—	2,868	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Fayette	—	—	—	6,453	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Fayette	—	—	—	7,170	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Holzworth	—	—	—	10,397	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Holzworth	—	—	—	7,810	—	—	—	—
September 30, 2004 - stock options issued for services at fair value -Krishnan/Solnet	—	—	—	15,620	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Krishnan/Solnet	—	—	—	6,453	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Mottayaw	—	—	—	7,810	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Noser	—	—	—	6,453	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Noser	—	—	—	7,810	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Ruggero	—	—	—	3,155	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Ruggero	—	—	—	7,810	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Schwartz	—	—	—	3,226	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Schwartz	—	—	—	7,170	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Smith	—	—	—	2,151	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Smith	—	—	—	7,170	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Cooney/MRE	—	—	—	3,585	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Cooney/MRE	—	—	—	7,170	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Schaik/AT Soft	—	—	—	7,170	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Schaik/AT Soft	—	—	—	6,453	—	—	—	—
September 30, 2004 - beneficial conversion for agreements to issue convertible promissory notes - July through September 2004	494,635	—	—	—	—	—	—	—
October 29, 2004 - stock issued for services at fair value - Purohit	63,100	—	—	—	—	—	—	—
October 29, 2004 - stock issued for services at fair value - Hester	1,005,250	—	—	—	—	—	—	—
November 2, 2004 - stock issued upon conversion of convertible promissory note - Hughes	17,250	—	—	—	—	—	—	—
November 17, 2004 - stock options issued for services at fair value - Purohit	—	—	—	158,000	—	—	—	—
November 23, 2004 - stock options issued for services at fair value - McGrath	—	—	—	134,500	—	—	—	—
December 31, 2004 - beneficial conversion of agreements to issue convertible promissory notes - October through December 2004	17,600	—	—	—	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Ference	—	—	—	280,335	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Erickson	—	—	—	1,134	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Fayette	—	—	—	2,551	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Holzworth	—	—	—	4,111	—	—	—	—

December 31, 2004 - stock options issued for services at fair value value - Krishnan/Solnet	—	—	—	2,551	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Noser	—	—	—	2,551	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Ruggero	—	—	—	1,248	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Schwartz	—	—	—	1,276	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Smith	—	—	—	850	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Van Cooney/MRE	—	—	—	1,418	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Van Schaik/AT Soft	—	—	—	2,551	—	—	—	—

Net Loss (Comprehensive Net Loss)	—	—	—	—	—	—	—	(9,302,939)
Balance December 31, 2004	17,144,573	(420,056)	—	3,029,050	—	(75,392)	—	(27,470,035)

Total

Balance, January 13, 1999	$—

January 13, 1999 - stock issued for services at fair value to Benson, Phillips, Cairns	63,700
January 29, 1999 - stock issued for cash	48,000
February 12, 1999 - stock issued for cash	66,000
February 17, 1999 - stock issued for cash	15,000
March 1, 1999 - stock issued for cash	44,000
March 2, 1999 - stock issued for cash	10,000
March 17, 1999 - stock issued for cash	15,000
March 19, 1999 - stock issued for cash	15,000
April 2, 1999 - stock issued for cash	35,000
April 9, 1999 - stock issued for cash	14,600
April 13, 1999 - stock issued for cash	5,000
April 14, 1999 - stock issued for cash	3,250
April 15, 1999 - stock issued for cash	20,000
April 16, 1999 - stock issued for cash	10,000
April 23, 1999 - stock issued for cash	65,000
April 26, 1999 - stock issued for services at fair value -Driscoll	10,000
May 3, 1999 - stock issued for cash	35,000
July 19, 1999 - stock issued for cash	35,000
July 26, 1999 - stock issued for cash	10,000
July 30, 1999 - stock issued for services at fair value - Barr-Haneau	7,500
July 30, 1999 - stock issued for services at fair value - Titus	—
August 2, 1999 - stock issued for cash	10,000
August 4, 1999 - stock issued for cash	10,540
August 10, 1999 - stock issued for cash	13,300
August 23, 1999 - stock issued for cash	24,302
August 24, 1999 - stock issued for cash	20,151
September 13, 1999 - stock issued for cash	26,600
September 17, 1999 - stock issued for cash	109,405
October 15, 1999 - stock issued for cash	7,980
October 21, 1999 - stock issued for cash	40,000
October 22, 1999 - stock issued for cash	51,300
October 25, 1999 - stock issued for cash	55,054
October 26, 1999 - stock issued for cash	16,625
November 5, 1999 - stock issued for cash	20,000
November 5, 1999 - stock issued for cash	1,000
November 9, 1999 - stock issued for cash	10,000
November 18, 1999 - stock issued for cash	10,000
November 23, 1999 - stock issued for cash	114,800
December 3, 1999 - stock issued for cash	12,000
December 7, 1999 - stock issued for cash	25,000
December 16, 1999 - stock issued for cash	4,000
December 17, 1999 - stock issued for cash	10,000
December 31, 1999 - stock issued for cash	10,000
December 31, 1999 - adjust stock issued for cash	—
Net loss (comprehensive net loss)	(1,046,928)
Balance, December 31, 1999	$82,179

January 3, 2000 - stock issued for cash	20,000
January 14, 2000 - stock issued for cash	25,000

January 14, 2000 - stock issued for services at fair value - Infocall	20,000
February 9, 2000 - stock issued for cash	20,000
February 10, 2000 - stock issued for cash	15,000
February 14, 2000 - stock issued for cash	5,000
February 15, 2000 - stock issued for cash	10,000
February 22, 2000 - stock issued for cash	54,500
February 25, 2000 - stock issued for cash	13,000
February 28, 2000 - stock issued for cash	17,000
February 29, 2000 - stock issued for cash	20,000
March 2, 2000 - stock issued for cash	6,000
March 7, 2000 - stock issued for cash	2,000
March 8, 2000 - stock issued for cash	132,000
March 10, 2000 - stock issued for cash	10,000
March 13, 2000 - stock issued for cash	10,000
March 16, 2000 - stock issued for cash	10,000
March 20, 2000 - stock issued for cash	24,000
March 23, 2000 - stock issued for cash	2,000
March 24, 2000 - stock issued for cash	40,000
March 29, 2000 - stock issued for cash	10,000
March 30, 2000 - stock issued for cash	10,000
April 19, 2000 - stock issued for cash	10,000
April 27, 2000 - stock issued for cash	19,000
May 10, 2000 - stock issued for cash	10,000
May 12, 2000 - stock issued for cash	170,000
May 19, 2000 - stock issued for cash	20,400
June 19, 2000 - stock issued for cash	30,002
June 21, 2000 - stock issued for cash	42,000
June 30, 2000 - adjust stock issued for cash	33,200
June 30, 2000 - adjust stock issued for cash	(92,401)
July 1, 2000 - adjust stock issued for cash (Driscoll)	(10,000)
July 1, 2000 - adjust stock issued for cash(Wallet)	(12,000)
August 18, 2000 - share exchange adjustment	—
August 18, 2000 - stock issued as part of merger - Viola Group	4,100
August 18, 2000 - stock options granted and exercised for services at fair value - Clever	60,500
August 18, 2000 - stock options granted and exercised for subscription receivable - Benson	—
August 18, 2000 - stock options granted and exercised for subscription receivable, - Phillips	—
August 18, 2000 - stock options granted and exercised for subscriptions receivable - Cairns	—
August 22, 2000 - stock options granted at fair value - Kaiser	45,420
October 1, 2000 - payment of subscription receviable for services at fair value - Clever	250
October 1, 2000 - payment of subscription receviable for services at fair value - Benson	31,300
October 23, 2000 - stock options granted and exercised for services at fair value - Clever	56,250
October 30, 2000 - stock options granted and exercised for services at fair value - Benson	271,736
October 30, 2000 - stock options granted and exercised for services at fair value - Phillips	431,260
October 30, 2000 - stock options granted and exercised for services at fair value - Cairns	95,007
November 14, 2000 - stock issued services at fair value - Infocall	1,893,375
November 28, 2000 - stock issued for services at fair value - Net Connection Corp	921,043
November 28, 2000 - stock issued for services at fair value - Clever	56,250
November 28, 2000 - stock issued for services at fair value - Dodrill	102,480
November 28, 2000 - stock issued for services at fair value - Richfield	51,240
November 28, 2000 - share exchange adjustment (Benson, Phillips, Cairns, miscellaneous)	—
December 20, 2000 - stock options granted at fair value - Adams	255,246

December 21, 2000 - conversion of debentures	94,990
December 21, 2000 - stock options granted, exercised and issued (3rd Round Investors)	15,204
December 21, 2000 - stock options granted at fair value - Rivero	3,870
December 31, 2000 - stock options granted at fair value - Jacobs	2,153
December 31, 2000 - stock options granted at fair value - Royal	6,413
December 31, 2000 - stock options granted at fair value - Shewmaker	13,496
Net loss (comprehensive net loss)	(6,957,807)
Balance, December 31, 2000	$(1,768,344)

January 2, 2001 - stock issued for services at fair value - Net Connection Corp.	966,416
January 29, 2001 - stock issued for services at fair value - Richfield	90,000
January 29, 2001 - stock issued for services at fair value - Kolb	311,300
January 29, 2001 - stock issued for services at fair value - Silvasy	12,810
January 29, 2001 - stock issued for services at fair value - Young	6,405
January 29, 2001 - stock issued for services at fair value - Adams	12,810
January 29, 2001 - stock issued for services at fair value - Transmedia	26,293
January 29, 2001 - stock options exercised and issued for cash - 3rd round investors	2,800
January 29, 2001 - stock issued for cash	92,400
January 29, 2001 - conversion of debentures	20,000
March 29, 2001 - stock options exercised and issued for cash - 3rd round investors	5,659
March 31, 2001 - payment of subscription receivable for services at fair value - Benson	347,014
March 31, 2001 - payment of subscription receivable for services at fair value - Phillips	119,493
March 31, 2001 - payment of subscription receivable for services at fair value - Cairns	187,490
March 31, 2001 - adjust stock issued for cash	—
April 4, 2001 - stock issued for services at fair value - Kolb	108,118
April 4, 2001 - stock issued for services at fair value - Annis	5,508
May 1, 2001 - stock options granted at fair value - Kaiser	30,974
May 4, 2001 - stock issued for services at fair value - Dove	46,074
May 21, 2001 - stock issued for services at fair value - Dove	24,918
May 21, 2001 - stock issued for services at fair value - Cairns	39,781
June 5, 2001 - stock issued for services at fair value - Young	4,160
June 5, 2001 - stock issued for services at fair value - Silvasy	5,510
June 12, 2001 - stock issued for services at fair value - Kolb	246,788
June 12, 2001 - stock issued for services at fair value - Dean-Dastvan	12,089
June 12, 2001 - adjust merger shares	—
June 25, 2001 - stock issued for services at fair value - Dove	25,809
July 5, 2001 - stock issued for services at fair value - Young	21,099
July 5, 2001 - stock issued for services at fair value - Silvasy	35,201
July 5, 2001 - stock issued for services at fair value - McGrath	6,880
July 12, 2001 - stock issued for services at fair value - Dean-Dastvan	16,232
July 12, 2001 - stock issued for services at fair value - Annis	25,367
July 25, 2001 - stock issued for services at fair value - Dove	27,522
July 25, 2001 - stock issued for services at fair value - Kolb	130,639
August 13, 2001 - stock issued for services at fair value - Dodrill	6,971
August 13, 2001 - stock issued for services at fair value - Silvasy	2,760

August 13, 2001 - stock issued for services at fair value - Young	3,580
August 13, 2001 - stock issued for services at fair value - McGrath	4,315
August 20, 2001 - stock issued for services at fair value - Net Connection Corp.	73,950
August 23, 2001 - stock issued for services at fair value - Dodrill	19,680
August 23, 2001 - stock issued for services at fair value - Hester	15,160
August 23, 2001 - stock issued for services at fair value - DeVal	15,755
August 23, 2001 - stock issued for services at fair value - Noser	15,771
August 23, 2001 - stock issued for services at fair value - Aro	15,774
August 23, 2001 - stock issued for services at fair value - Holzworth	15,812
August 23, 2001 - stock issued for services at fair value - Silvasy	1,635
August 23, 2001 - stock issued for services at fair value - Young	1,740
August 23, 2001 - stock issued for services at fair value - McGrath	3,160
October 1, 2001 - stock issued for services at fair value - DeVal	4,933
October 1, 2001 - stock issued for services at fair value - Holzworth	7,545
October 1, 2001 - stock issued for services at fair value - Hester	11,071
October 1, 2001 - stock issued for services at fair value - Noser	8,237
October 1, 2001 - stock issued for services at fair value - Silvasy	1,380
October 1, 2001 - stock issued for services at fair value - Young	1,490
October 1, 2001 - stock issued for services at fair value - Dean-Dastvan	3,780
October 1, 2001 - stock issued for services at fair value - Dodrill	10,560
October 1, 2001 - stock issued for services at fair value - Kolb	11,876
October 1, 2001 - stock options granted at fair value - Dove	58,278
October 15, 2001 - stock issued for services at fair value - Hester	64,507
October 15, 2001 - stock issued for services at fair value - Dean-Dastvan	3,780
October 15, 2001 - stock issued for services at fair value - DeVal	2,376
October 15, 2001 - stock issued for services at fair value - Noser	4,274
October 15, 2001 - stock issued for services at fair value - Holzworth	4,073
October 15, 2001 - stock issued for services at fair value - Dodrill	17,025
November 5, 2001 - stock issued for services at fair value - Dove	6,740
November 5, 2001 - stock issued for services at fair value - Adams	3,000
November 5, 2001 - stock issued for services at fair value - Calver	2,000
November 7, 2001 - stock issued for services at fair value - Hester	39,748
November 7, 2001 - stock issued for services at fair value - Kolb	4,212
December 6, 2001 - stock issued for services at fair value - Dodrill, Hester, Kolb, Dove)	24,301

December 6, 2001 - stock issued for services at fair value - Hester	60,655
December 6, 2001 - stock issued for services at fair value - Kolb	3,469
December 6, 2001 - stock issued for services at fair value - Dove	4,800
December 21, 2001 - stock issued for deferred financing at fair value	—
December 21, 2001 - stock issued for services at fair value - Hester	55,655
December 31, 2001 - stock options expired (Rivero, Jacobs, Royal, Shewmaker)	—
Net loss (comprehensive net loss)	(2,806,599)
Balance, December 31, 2001	$(945,556)

January 2, 2002 - financing fees recognized	93,500
January 7, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	38,648
January 9, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	31,045
February 1, 2002 - stock issued for services at fair value -Dodrill	5,100
February 1, 2002 - stock issued for services at fair value - Dove	3,000
February 1, 2002 - stock issued for services at fair value - Benson	30,000
February 1, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	8,964
February 8, 2002 - stock issued for services at fair value - Kristoff	3,000
February 14, 2002 - stock issued for cash	192,500
February 20, 2002 - stock issued for services at fair value - Dodrill	6,000
March 6, 2002 - stock issued for services at fair value - Dean-Dastvan	2,069
March 31, 2002 - stock options granted at fair value - Dove	21,192
April 23, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	18,792
May 1, 2002 - stock issued for services at fair value - Dean-Dastvan	16,842
May 1, 2002 - stock issued for services at fair value - Dodrill	3,000
May 1, 2002 - stock issued for services at fair value - Kristoff	6,000
May 6, 2002 - stock issued for services at fair value - Orr	11,250
May 7, 2002 - stock issued for service at fair value - Collins	2,206
May 7, 2002 - stock issued for service at fair value - DeVal	1,760
May 7, 2002 - stock issued for service at fair value - Holzworth	5,011
May 20, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	405,000
May 21, 2002 - stock issued for services at fair value - Kristoff	5,000
May 21, 2002 - stock issued for services at fair value - Kaiser	3,000
May 28, 2002 - stock options granted at fair value - Gibson	1,276
May 29, 2002 - stock options granted at fair value - Bragg	1,383
June 6, 2002 - stock issued for services at fair value - Ashley Associates	75,000
June 12, 2002 - stock options granted at fair value - Erickson	813
June 13, 2002 - stock options granted at fair value - Tate	975
June 21, 2002 - stock options granted at fair value - Rugerro	1,170
June 30, 2002 - stock warrants granted at fair value - QAT	8,900
July 5, 2002 - stock issued for services at fair value - Galpern	30,000
July 5, 2002 - stock issued for services at fair value - Sellars	7,000
July 5, 2002 - stock issued for services at fair value - Cella	7,000
July 12, 2002 - stock options granted at fair value - Tanzini	1,300
July 12, 2002 - stock options granted at fair value - Krishnan	2,925
July 31, 2002 - stock issued for services at fair value - Seymour	6,000
August 18, 2002 - adjust issuances to investor to satisfy litigation - La Jolla Cove Investors	(142,388)
August 19, 2002 - stock issued to satisfy litigation with investor at fair value - La Jolla Cove Investors	46,000

August 19, 2002 - stock issued to satisfy note payable litigation at fair value - North Atlantic Partners	85,196
August 19, 2002 - stock issued for services at fair value - Dean-Dastvan	10,000
August 19, 2002 - stock issued for services at fair value - Dodrill	10,000
August 19, 2002 - stock issued for cash	55,000
August 21, 2002 - stock warrants granted to investor (La Jolla Cove Investors)	50,000
August 22, 2002 - stock options expired - Kaiser	—
August 22, 2002 - stock options granted at fair value - Kaiser	8,784
August 29, 2002 - stock options granted at fair value - Erickson	1,300
September 12, 2002 - stock issued for services at fair value - BJG Holdings	18,000
September 30, 2002 - stock warrants granted at fair value - QAT	8,900
October 9, 2002 - stock issued for services at fair value - Adam	—
October 9, 2002 - stock issued for services at fair value - Mottayaw	—
October 9, 2002 - stock issued for services at fair value - Ference	—
October 9, 2002 - stock issued for services at fair value - Erickson	—
October 9, 2002 - stock issued for services at fair value - Noser	—
October 9, 2002 - stock issued for services at fair value - Hester	—
October 16, 2002 - stock issued for cash	14,998
October 18, 2002 - stock issued for cash	19,246
October 18, 2002 - adjust stock warrant grant to investor (La Jolla Cove Investors)	25,000
October 23, 2002 - stock issued for service at fair value - Kaiser	—
October 23, 2002 - stock warrants exercised and issued	158
October 23, 2002 - stock issued for cash	20,000

October 25, 2002 - stock issued for services at fair value - Benson	81,000
October 30, 2002 - stock warrants exercised and issued	956
November 5, 2002 - stock issued for cash	15,000
November 6, 2002 - stock issued for cash	10,000
November 6, 2002 - stock warrants exercised and issued	319
November 8, 2002 - stock issued for cash	—
November 12, 2002 - stock options granted at fair value - PMR	38,100
November 18, 2002 - stock warrants exercised and issued	1,000
November 19, 2002 - stock warrants exercised and issued	319
November 21, 2002 - stock warrants exercised and issued	1,275
November 25, 2002 - stock issued for services at fair value - PMR Group	78,600
December 4, 2002 - stock warrants granted to investor (La Jolla Cove Investors)	25,000
December 9, 2002 - stock issued for cash	15,000
December 11, 2002 - stock warrants exercised and issued	1,275
December 17, 2002 - stock options granted at fair value - Noser	1,869
December 17, 2002 - stock options granted at fair value - Adam	1,869
December 17, 2002 - stock options granted at fair value - Mottayaw	1,869
December 17, 2002 - stock options granted at fair value - Dickman	1,869
December 17, 2002 - stock options granted at fair value - McVey	1,424
December 19, 2002 - stock warrants exercised and issued	1,071
December 31, 2002 - adjust stock warrants exercised	(7)
December 31, 2002 - write-off deferred financing costs	46,750
December 31, 2002 - stock warrants granted at fair value - QAT	8,900
December 31, 2002 - stock options expired	—
Net loss (comprehensive net loss)	(2,907,352)
Balance, December 31, 2002	(2,232,635)

January 1, 2003 - stock options granted at fair value - PTR Group	12,000
January 6, 2003 - stock issued for services at fair value - Benson	160,000
January 1, 2003 - stock issued for cash	8,295
January 7, 2003 - stock issued in lieu of accounts payable at fair value - La Jolla Cove Investore, Inc.	50,000
January 14, 2003 - stock issued in lieu of accounts payable at fair value - La Jolla Cove Investore, Inc.	50,000
January 31, 2003 - stock issued for services at fair value - Dodrill	45,000
January 31, 2003 - stock issued for services at fair value - Dove	72,296
January 31, 2003 - stock options exercised and issued	38,000
February 3, 2003 - stock issued for services at fair value - Dickman	2,000
February 3, 2003 - stock issued for services at fair value - Adam	4,000
February 3, 2003 - stock issued for services at fair value - Mottayaw	4,000
February 3, 2003 - stock issued for cash	14,002
February 4, 2003 - stock options exercised and issued	10,200
February 4, 2003 - stock issued for cash	7,703
February 5, 2003 - Stock issued for services at fair value - VanSchaik	4,000
February 5, 2003 - Stock issued for cash	16,500
February 7, 2003 - stock issued for services at fair value - Brantley	60,000
February 10, 2003 - stock issued for services at fair value - Collins	16,205
February 10, 2003 - stock issued for services at fair value - McVey	4,000
February 12, 2003 - stock issued for services at fair value - Yes, International	4,000
February 14, 2003 - stock issued for services at fair value - Silvasy	24,000
February 21, 2003 - stock issued for cash	10,000

February 26, 2003 - stock issued for services at fair value - Bevins	200,000
March 7, 2003 - stock options granted at fair value - QAT	—
March 12, 2003 - Stock issued in partial satisfaction of note payable at fair value - Coldwater Capital	62,719
March 12, 2003 - stock issued for cash	5,500
March 31, 2003 - deferred stock compensation earned	47,400
March 31, 2003 - stock warrants granted at fair value - QAT	8,900
April 1, 2003 - consilidates subsidiary sale of additional shares	(60,943)
April 22, 2003 - stock options granted for services at fair value - QAT	266,000
April 22. 2003 - stock options granted for services at fair value - Gordon	85,000
May 7, 2003 - stock issued for cash	3,330
May 20, 2003 - conversion of debentures	5,000
May 30, 2003 - stock options exercised	9,000
June 5, 2003 - stock warrants exercised	—
June 6, 2003 -10% stock dividend issued	—
June 9, 2003 - stock warrants granted for services at fair value - Brantley	330,200
June 11, 2003 - stock issued for cash	250,000
June 11, 2003 - stock options exercised - Brantley	38,000
June 11, 2003 - stock options exercised - Dickman	5,250
June 11. 2003 - stock options exercised - Gibson	1,500
June 11. 2003 - stock options exercised - McVey	4,000
June 11. 2003 - stock options exercised - Brantley	35,000
June 11. 2003 - stock options exercised - Noser	5,250
June 11, 2003 - stock options exercised - Ruggero	9,000
June 11, 2003 - stock options exercised - Tate	7,500
June 11. 2003 - stock issued for cash	8,000
June 11, 2003 - stock issued for services at fair value - Noser	51,000
June 13, 2003 - purchase treasury stock	(50,000)
June 20, 2003 - stock issued for services at fair value - Yes, International	265,000
June 30, 2003 - stock warrants granted at fair value - QAT	8,900
June 30, 2003 - adjust stock issued for cash	(64,096)
July 9, 2003 - stock options exercised and stock issued for services	76,670
July 16, 2003 - stock options exercised in lieu of cash for at fair value - Solnet Technologies	22,500
July 16, 2003 - stock options exercised - Adam	5,250
July 16, 2003 - stock options exercised - Mottayaw	5,250
July 16, 2003 - stock options exercised - Tanzini	10,000
July 16, 2003 - stock options exercised in lieu of cash for at fair value - Erickson	16,250
July 16, 2003 - stock issued for services at fair value - Mottayaw	48,000
July 16, 2003 - stock issued for services at fair value - Adam	48,000
July 16, 2003 - stock issued for services at fair value - Erickson	60,000
July 23, 2003 - stock issued for cash	85,500
July 23, 2003 - stock issued for cash	88,000
July 23, 2003 - stock issued for cash	170,000
August 15, 2003 - stock options granted at fair value - Polk	232,250
September 30, 2003 - stock warrants granted at fair value - QAT	8,900
September 30, 2003 - adjust stock issued for cash	59,201
September 30, 2003 - stock options issued for services at fair value - Stroup	11,700
October 1, 2003 - stock options granted at fair value - Vuksich	5,960
October 3, 2003 - adjust stock issued for cash	200,000
November 30, 2003 - stock options granted for services at fair value - Ference	158,533
December 1, 2003 - stock options granted for services at fair value - Stroup	54,175
December 16, 2003 - stock issued for cash	17,000
December 16, 2003 - stock issued for cash	15,300
December 16, 2003 - stock and stock options issued for cash	960,000

December 31, 2003 - treasury stock activities	(75,392)
December 31, 2003 - adjust stock issued for cash	42,054
Net Loss (Comprehensive Net Loss)	(4,448,410)
Balance December 31, 2003	(2,203,333)

January 1, 2004 - stock options issued for services as fair value - Benson	220,500
January 7, 2004 - stock options issued for services at fair value - Polk	35,600
January 15, 2004 - stock options issued for services at fair value - Mitsunaga	346,871
January 27, 2004 - stock issued for services at fair value - AMT Management	40,000
January 29, 2004 - stock subscription receivable payment received	40,000
February 2, 2004 - stock options issued for services at fair value - Giagtzis	14,400
February 12, 2004 - stock options issued for services at fair value - Gilberg	131,800
February 12, 2004 - stock options issued for services at fair value - Hershman	65,900
February 17, 2004 - subscribed stock returned and cancelled - Brantley	—
March 31, 2004 - stock options issued for services at fair value - Stroup	35,100
March 31, 2004 - stock options issued for services at fair value - Ference	32,800
March 31, 2004 - stock options issued for services at fair Value - Stroup	57,225
April 1, 2004 - stock issued for stock subscription receivable	80,000
June 30, 2004 - beneficial conversion for agreements to issue convertible promissory notes - April through June 2004	343,093
June 30, 2004 - stock options issued for services at fair value - Giagtzis	7,200
June 30, 2004 - stock options issued for services at fair value - Stroup	53,700
June 30, 2004 - stock options issued for services at fair value - Ference	32,799
July 23, 2004 - stock options issued for services at fair value - Ference	194,600
August 2, 2004 - stock issued for services at fair value - Benson	658,750
August 5, 2004 - stock issued for services at fair value - Ference	320,000
August 5, 2004 - stock issued for services at fair value - Dove	420,750
August 6, 2004 - stock issued for services at fair value - Murphy	544,000
August 13, 2004 - stock issued for services at fair value - Noser	11,050
August 13, 2004 - stock issued for services at fair value - Erickson	11,050
August 13, 2004 - stock issued for services at fair value - Van Cooney	11,050
August 13, 2004 - stock issued for services at fair value - Fayette	11,050
August 13, 2004 - stock issued for services at fair value - Schwartz	11,050
August 13, 2004 - stock issued for services at fair value - Smith	11,050
August 13, 2004 - stock issued for services at fair value - Adam	11,050
August 13, 2004 - stock issued for services at fair value - Mottayaw	11,050
September 14, 2004 - stock issued for services at fair value - VanSchaik	11,050
September 30, 2004 - stock options issued for services at fair value - Ference	32,800

September 30, 2004 - stock options issued for services at fair value - Adam	7,810
September 30, 2004 - stock options issued for services at fair value - Erickson	7,810
September 30, 2004 - stock options issued for services at fair value - Erickson	2,868
September 30, 2004 - stock options issued for services at fair value - Fayette	6,453
September 30, 2004 - stock options issued for services at fair value - Fayette	7,170
September 30, 2004 - stock options issued for services at fair value - Holzworth	10,397
September 30, 2004 - stock options issued for services at fair value - Holzworth	7,810
September 30, 2004 - stock options issued for services at fair value -Krishnan/Solnet	15,620
September 30, 2004 - stock options issued for services at fair value - Krishnan/Solnet	6,453
September 30, 2004 - stock options issued for services at fair value - Mottayaw	7,810
September 30, 2004 - stock options issued for services at fair value - Noser	6,453
September 30, 2004 - stock options issued for services at fair value - Noser	7,810
September 30, 2004 - stock options issued for services at fair value - Ruggero	3,155
September 30, 2004 - stock options issued for services at fair value - Ruggero	7,810
September 30, 2004 - stock options issued for services at fair value - Schwartz	3,226
September 30, 2004 - stock options issued for services at fair value - Schwartz	7,170
September 30, 2004 - stock options issued for services at fair value - Smith	2,151
September 30, 2004 - stock options issued for services at fair value - Smith	7,170
September 30, 2004 - stock options issued for services at fair value - Van Cooney/MRE	3,585
September 30, 2004 - stock options issued for services at fair value - Van Cooney/MRE	7,170
September 30, 2004 - stock options issued for services at fair value - Van Schaik/AT Soft	7,170
September 30, 2004 - stock options issued for services at fair value - Van Schaik/AT Soft	6,453
September 30, 2004 - beneficial conversion for agreements to issue convertible promissory notes - July through September 2004	494,635
October 29, 2004 - stock issued for services at fair value - Purohit	73,100
October 29, 2004 - stock issued for services at fair value - Hester	1,075,250
November 2, 2004 - stock issued upon conversion of convertible promissory note - Hughes	24,750
November 17, 2004 - stock options issued for services at fair value - Purohit	158,000
November 23, 2004 - stock options issued for services at fair value - McGrath	134,500
December 31, 2004 - beneficial conversion of agreements to issue convertible promissory notes - October through December 2004	17,600
December 31, 2004 - stock options issued for services at fair value value - Ference	280,335
December 31, 2004 - stock options issued for services at fair value value - Erickson	1,134
December 31, 2004 - stock options issued for services at fair value value - Fayette	2,551
December 31, 2004 - stock options issued for services at fair value value - Holzworth	4,111
December 31, 2004 - stock options issued for services at fair value value - Krishnan/Solnet	2,551
December 31, 2004 - stock options issued for services at fair value value - Noser	2,551
December 31, 2004 - stock options issued for services at fair value value - Ruggero	1,248
December 31, 2004 - stock options issued for services at fair value value - Schwartz	1,276
December 31, 2004 - stock options issued for services at fair value value - Smith	850
December 31, 2004 - stock options issued for services at fair value value - Van Cooney/MRE	1,418
December 31, 2004 - stock options issued for services at fair value value - Van Schaik/AT Soft	2,551

Net Loss (Comprehensive Net Loss)	(9,302,939)
Balance December 31, 2004	(5,270,999)

DataMEG Corp.and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

			Cumulative
	For the	For the	from inception
	Year Ended	Year Ended	(January 13, 1999) to
	December 31,	December 31,	December 31, 2004
	2003	2004	2004
	(restated)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,448,410)	$(9,302,939)	$(27,470,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,112	14,806	90,416
Stock issued for purchase of in-process research and development	—	—	870,600
Stock issued, or to be issued, in lieu of cash for professional services	904,401	1,121,200	8,306,999
Stock issued or to be issued to officers and employees for reimbursement of corporate expenses or compensation	160,000	1,034,850	2,797,631
Stock options and warrants issued in lieu of cash for professional services and compensation	1,155,819	1,783,395	3,441,201
Property and equipment given in lieu of cash for professional services	—	—	15,475
Realized gains on sales of investments	—	—	(8,530)
Gain on sale of property and equipment	—	25	25
Loss on acquisition fee	50,000	—	123,950
Loss on disposal of property and equipment	401	—	1,459
Loss on impairment of patent	—	—	127,274
Loss on litigation	132,540	—	159,240
Minority interest	(141,538)	—	(154,550)
Stock issued in lieu of financing costs	—	—	140,250
Changes in assets and liabilities affecting operations:
Accounts receivable (net)	—	(50)	(50)
Inventory	—	(116,407)	(116,407)
Prepaid expenses	(4,767)	(1,983)	(6,750)
Deposits	—	4,766	24,752
Promissory notes	127,146	138,242	967,131
Accounts payable and accrued expenses	17,189	511,695	1,390,330
Accrued compensation	208,643	942,622	1,300,696
Deferred revenue	—	9,456	9,456
Due to stockholders and officers	201,500	39,946	275,548
Liability for stock to be isssued	16,813	1,478,150	1,518,963
Convertible notes, net amortization	—	854,165	854,165
Convertible subordinated debentures	—	—	—
Short-term note payable	—	—	10,909
Net cash used in operating activities	(1,611,151)	(1,488,061)	(5,329,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,510)	(23,654)	(95,618)
Payments for intangible assets	—	—	(127,274)
Payments for security deposits	(69,445)	(9,601)	(91,532)
Investment in subsidiary	—	—	(149,312)
Purchases of investments	—	—	(20,000)
Sales of investments	—	—	28,530
Net cash used in investing activities	(101,955)	(33,255)	(455,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from shareholder	—	—	26,000
Repayment of loan from shareholder	—	—	(26,000)
Proceeds from short-term loan	—	—	120,000
Repayment of capital lease obligations	—	—	(32,002)
Net proceeds from issuance of stock	1,956,000	120,000	4,337,967
Net proceeds from stock to be issued	161,000	122,500	328,500
Proceeds from investments in subsidiary	25,000	—	25,000
Proceeds from issuance of warrants	—	—	25,000
Repayment of promissory note	(500)	—	(500)
Payment for treasury stock	(125,392)	—	(125,392)
Proceeds from issuance of debentures and promissory notes	—	966,495	1,106,485
Net cash provided by financing activities	2,016,108	1,208,995	5,785,058

NET CHANGE IN CASH	303,002	(312,321)	—

CASH, BEGINNING OF PERIOD	9,319	312,321	—

CASH, END OF PERIOD	$312,321	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of property and equipment with capital lease	$—	$—	$42,540

Issuance of stock in exchange for notes receivable	$—	$—	$656,251

Issuance of stock in exchange for notes payable	$79,219	$—	$279,405

Issuance of stock in exchange for promissory note	$—	$24,750	$24,750

Stock issued as a reduction of the liability for stock to be issued	$467,138	$1,032,750	$2,707,984

Stock issued in lieu of deferred financing costs	$—	$—	$140,250

Stock issued in lieu of deferred compensation	$—	$—	$47,400

Stock issued in purchase of subsidiary	$—	$—	$483,658

Stock options issued as a reduction of amounts due to stockholders and officers	$—	$220,500	$220,500

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Interest paid	$—	$—	$6,612

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

CASCommunications focused on developing devices related to high-speed broadband access in the past. CASCommunications’ initial focus was in developing a device that will accelerate the speed of information over the part of the cable fiber between the neighborhood network hub to the home of each end user; this part is often called the last mile. CASCommunications’ device was based on a communication technology called MPTC - Multi Phase Poly Tone Communication. MPTC delivers new advantages to the cable operator compared to existing last mile high-speed communication technologies. In 2004, it was determined that CASCommunications would need substantial capital to practically continue the development of its existing technology and the Company was not able to raise the necessary funds. As a result, CASCommunication was required to halt the development of its technology until such time as funds can be raised.

North Electric focuses on becoming a provider of network assurance products and services. North Electric network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. North Electric has developed their NAS-6131 Network Assurance System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. Communications networks that deploy advanced technologies will receive additional fault isolation and related benefits. In the latter half of 2004, North Electric began to deploy equipment to customer sites under three purchase on approval agreements. In October 2004, North Electric obtained its first approved purchase and recorded approximately $41,000 in revenues in 2004. North Electric is actively pursuing additional near-term sales opportunities with its existing customer and others for its NAS-6131 Network Assurance System and anticipates realization of these opportunities in the near-term.

These consolidated financial statements reflect those of DataMEG Corp., CASCommunications, Inc. and North Electric Company, Inc. In accordance with the Financial Accounting Standards Board (“FASB”) interpretation (“FIN”) 46 “Consolidation of Variable Interest Entities and interpretation of ARB No. 51”, the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunication Inc.’s losses. Collectively, DataMEG Corp., CASCommunications, Inc. and North Electric Company, Inc. are referred to as the “Company”.

CASCommunications had no recorded assets as of December 31, 2004 and had a loss before minority interest of $0 (zero) for the year ended December 31, 2004 due to the lack of activity in 2004. No consolidated assets are collateral for liabilities of CASCommunications. DataMEG has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of December 31, 2004.

The Company operates under the name of DataMEG Corp. and trades under the symbol DTMG on the OTC-BB.

B.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

• The accompanying consolidated financial statements present the consolidation of the financial statements of DataMEG Corp., its partially owned subsidiary, CASCommunications, Inc. and its wholly owned subsidiary, North Electric Company, Inc. Material inter-company transactions and balances have been eliminated in the consolidation.

Consolidation of Variable Interest Entities:

• In January 2003 and revised December 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, requires consolidation by business enterprises of variable interest entities, as defined, when certain conditions are met. Pursuant to FIN No. 46, the Company continues to consolidate CASCommunications, Inc.

Basis of accounting:

• The accounts of the Company are maintained on the accrual basis of accounting whereby revenue is recognized when earned, and costs and expenses are recognized when incurred.

Use of estimates:

• Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from those estimates.

Inventory:

• The Company’s inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations.

Property and equipment:

• Property and equipment are stated at cost. Depreciation and amortization is determined using the straight-line method over estimated useful lives ranging from three to seven years.

Intangible assets:

• Intangible assets as of December 31, 2003 and 2004 consisted of goodwill related to the North Electric Company, Inc. merger in April 2002. Effective January 2002, the company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill and impairment. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. The Company ascertained the fair value of its only reporting unit, North Electric Company, Inc. and determined that there was no impairment of goodwill as of December 31, 2003 and 2004. The fair value of the reporting unit was determined primarily through an income based valuation approach. Valuation methods based on the income approach utilize the expected economic earnings capacity of the reporting unit to estimate value. The expected future cash flows for the reporting unit were discounted at an appropriate risk adjusted discount rate. A market based valuation approach based on the Company’s quoted stock price was also considered but not heavily relied on because the Company’s stock is thinly traded at small dollar volumes. Additionally, there were no publicly traded guideline companies similar to the reporting unit for comparison.

Fair value of financial instruments:

• The carrying value of cash, notes receivable, accounts payable and accrued expenses and notes payable approximate fair value because of the relatively short maturity of these instruments.

Capital Structure:

• SFAS No. 129, “Disclosure of Information about Capital Structure,” requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company’s outstanding stock is comprised of 252,086,074 shares of voting common stock as of December 31, 2004. In April 2003, the Company amended its certificate of incorporation with the state of New York to increase the number of authorized shares of stock to 340,000,000 of common stock. As of December 31, 2004, the Company owns 760,000 shares of its treasury stock that it purchased at a total cost of $75,392 in November and December 2003. In January 2003, the Company announced a ten percent stock dividend that was payable to shareholders of record as of Wednesday, January 8, 2003 and was paid in June 2003. The number of shares issued and outstanding on January 8, 2003 was approximately 139,999,000 resulting in a stock dividend issuance of 13,999,900 shares in June 2003. As a result of the stock dividend, common stock increased and paid in capital decreased in the amount of $139,999 and there was no impact on the statement of operations. However, all earnings per share calculations were retroactively restated to include the stock dividend.

Revenue Recognition:

• The Company derives revenue from three primary sources: (1) system hardware component sales revenue, (2) software license revenue and (3) services and maintenance or right to use revenue, which include support, maintenance, right to use fees and consulting. Revenue on system hardware component sales is recognized upon delivery to, and acceptance by the customer. Software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”) issued by the American Institute of Certified Public Accountants. The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is probable.

Software arrangements may include consulting implementation services. Revenue from these services are generally accounted for separately from the license revenue because the arrangements qualify as “service transactions” as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. License arrangements generally include acceptance provisions. If the Company determines that the likelihood of non-acceptance in these arrangements is remote, then revenue is recognized once all acceptance criteria have been met. If such a determination cannot be made, revenue is recognized upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

Revenue for maintenance, support and consulting services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the services, revenue is deferred until the uncertainty is sufficiently resolved.

Advertising:

• Advertising costs are charged to operations as incurred. For the years ended December 31, 2003 and 2004, there were no advertising costs charged to operations.

Research and development:

• The Company expenses research and development costs as incurred.

Software development costs:

• Statement of Financial Accounting Standard (“SFAS”)

No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. As of December 31, 2003, there have been no costs incurred by the Company between the completion of technological feasibility and general release and therefore no such expenses have been capitalized in the accompanying consolidated financial statements. In 2004, certain costs were incurred subsequent to the establishment of technological feasibility and prior to the readiness of general release. These expenses were immaterial in nature and amount and therefore not capitalized.

Income Taxes:

• The Company, a C-corporation, accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, start-up costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

Stock-based compensation:

• The Company follows guidance provided in SFAS No. 123, “Accounting for Stock-Based Compensation”, which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the grant date. SFAS No. 123 permits companies to account for stock-based compensation based on provisions prescribed in SFAS No. 123 or based on the authoritative guidance in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company uses the fair value method of SFAS No. 123 to account for all stock options including those issued to employees.

Comprehensive Income:

• SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Entities that do not have items of other comprehensive income in any period presented are not required to report comprehensive income. Accordingly the Company has not made any such disclosure in the statements presented herein.

Net loss per common share:

• The Company reports basic and diluted earnings per share (“EPS”) according to the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by any convertible preferred dividends; the after-tax amount of interest recognized in the period associated with any convertible debt; and any other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is anti-dilutive) outstanding.

Segment Information:

• SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for the years ended December 31, 2003 and 2004.

ACCOUNTING CHANGES

Modification of Stock Option Values

In connection with the preparation of our March 31, 2004 financial statements we determined that our calculations of the fair value of options granted to employees and consultants were computed using erroneously calculated values for volatility. These mathematical errors were due to mechanical errors in the use of computer software designed to calculate the Black-Scholes analyses and caused the volatility values to be generally understated. For example, for options granted on August 15, 2003, we used a volatility value of 2.323% instead of 232.3%. Furthermore, upon a thorough review of all our stock option valuations, it was determined that the use of adjusted historical values was more appropriate given the market history of the Company as compared to similar organizations. For example, in the case mentioned above it was determined that a volatility value of 63% was more appropriate than even the historical value of 232.3%. All option values in these financial statements have been recalculated using more appropriate volatility values. Accordingly, the fair value of the options granted to employees and consultants for prior periods has been modified. None of these modifications, which are solely for accounting purposes, has any impact on our cash, cash equivalents, or cash flows. We have restated our previously reported 2003 financial statements as a result of these mathematical errors and internal reviews of appropriate adjusted historical volatility values.

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

The total number of common shares, outstanding during the periods covered by the restated financial statements, was correct as initially reported in our Forms 10-KSB and 10-QSB in that the total number of common shares outstanding included these 5,500,000 shares of common stock.

We also reported conversions of preferred shares to common shares. We will remove this disclosure from the restated financial statements because the shares in question were originally issued as common shares.

The following table represents the effects of all of the aforementioned adjustments on a consolidated basis for our restated 2003 financial statements:

Beginning Balances January 1, 2003: as reported in the Company’s consolidated audited financial statements included on its report Form 10-KSB/A dated April 29, 2003	Amount previously reported for the beginning balances January 1, 2003	As adjusted for the beginning balances January 1, 2003
Accumulated deficit during development stage	$(13,444,265)	$(13,718,686)
Total stockholder’s equity (deficit)	$(2,232,635)	$(2,232,635)

Year Ended December 31, 2003: As Reported in the Company’s consolidated audited financial statements included on its report on Form 10-KSB/A dated April 20, 2004	Amount previously reported for the year ended December 31, 2003	As adjusted for the year ended December 31, 2003	Amount Previously Reported for Cumulative Since Inception (January 13, 1999) through December 31, 2003	As Adjusted for Cumulative Since Inception (January 13, 1999) through December 31, 2003
			(unaudited)	(unaudited)
Loss before minority interest	$(3,908,361)	$(4,681,612)	$(17,365,638)	$(18,413,310)
Minority interest	$233,084	$233,202	$246,096	$246,214
Net Loss	$(3,675,277)	$(4,448,410)	$(17,119,542)	$(18,167,096)
Total Liabilities	$2,642,098	$2,843,587
Preferred Stock-Series A	$20,000	$—
Preferred Stock-Series B	$7,500	$—
Additional Paid-In Capital	$12,889,175	$12,916,675
Accumulated deficit during development stage	$(17,119,542)	$(18,167,096)
Total stockholder’s equity (deficit)	$(2,001,963)	$(2,203,333)

RECENT ACCOUNTING PRONOUNCEMENTS:

Statement No. 153 - Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29 The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. The Company had no such transactions in the years ended December 31, 2003 and 2004. Management intends to adopt this standard upon the effective date noted above.

Statement No. 123 (revised 2004) - Share-Based Payment

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This revision is effective for public entities that file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management does not believe that the adoption of this standard on the effective date will have a material effect on the Company’s financial position or results of operations as they had previously adopted the fair value methods under Statement No. 123.

Statement No. 151 - Inventory Costs—an amendment of ARB No. 43, Chapter 4

This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ..” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The provisions of this Statement should be applied prospectively. Management does not believe that the adoption of this standard on the effective date will have a material effect on the Company’s financial position or results of operations.

C.                                               INVENTORY

There was no inventory at December 31, 2003. Inventory at December 31, 2004 was $116,407 and all inventory was comprised of either raw materials and or finished goods.

	December 31, 2003	December 31, 2004
Raw Materials Inventory	$0	$78,047
Finished Goods	$0	$38,360
Total Inventory	$0	$116,407

The Company assembles finished goods for specific sale on approval contracts. At December 31, 2004, all finished goods had been deployed at multiple sites for three divisions of one customer and the Company was awaiting customer acceptance.

D.                                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2003	2004
Equipment	$77,748	$45,418
Furniture	2,087	9,420
Software	0	15,884
Capital Leases	35,100	$35,100
	$114,935	$105,822

Less: accumulated depreciation	(85,899)	(65,580)
Property and equipment, net	$29,036	$40,242

Depreciation expense totaled $9,112 and $14,806 for the years ended December 31, 2003 and 2004, respectively.

E.                                      CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of restricted common stock. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2003 and 2004, respectively. Interest accrued related to the unconverted subordinated debentures was $15,963 and $18,403 at December 31, 2003 and 2004, respectively. The Company is in default related to payments of interest and principal at December 31, 2004.

F.                                      CONVERTIBLE NOTES

In the period April through December 2004, the Company entered into agreements to issue convertible notes with approximately fifty (50) investors in the amount of $1,088,995. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between issuance and six months of the original issuance date of the notes into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates reducing the convertible promissory note balance to a net of $13,660 at December 31, 2004 and increasing the liability to issue stock account by $1,042,245. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $847,000.

Three investors had requested that their principal in the total amount of $260,000 be returned before the conversion date. The Company agreed to repay these amounts with accrued interest no later than October 31, 2004. Due to limited cash flows these amounts were not repaid and subsequently the investors agreed to accept the convertible shares. In January and February 2005, all but 373,485 of the shares due to all conversions had been issued.

G.                                     DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2003 and December 31, 2004, the Company was indebted to officers and stockholders in the amount of $265,180 and $84,626, respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

H.                                    PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of

15%. The balance including accrued interest and legal fees was approximately $806,000 and $878,000 as of December 31, 2003 and 2004, respectively.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note is guaranteed personally by the Company’s Chairman. The promissory note accrued interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $270,000 and $336,000 as of December 31, 2003 and 2004, respectively.

I.                                         LIABILITY FOR STOCK TO BE ISSUED

The balance of the liability for stock to be issued at December 31, 2004 is based on the following agreements to issue stock that had not been issued as of that date:

In 2001 the Company entered into agreements with two investors to issue 8,085 shares of its common stock at a strike price of $0.10 per share for a total purchase price of $808. The payment for the stock was received but never deposited and the stock has never been issued.

In 2002, among other transactions, an investor exercised warrants to issue 10,000,000 shares of the Company’s common stock, of which, 975 shares have yet to be issued. The value of the unissued shares, based upon the original warrant agreement, is approximately $10.

In November 2003, the Company entered into an agreement with the President of North Electric Company to issue 500,000 shares of its common stock upon meeting certain performance benchmarks. These performance benchmarks were met in 2004. The value of the stock to be issued was based on the fair value of the stock on the date that the performance benchmarks were met and a liability was recorded for a total of $76,500.

In July 2004, the Company entered into an agreement with a consultant to provide services in exchange for the common stock of the Company (see Note M). At December 31, 2004, the Company was required to issue 5,000,000 shares of its common stock to the consultant. The stock was valued based on the fair value of the stock on the dates that the shares were earned and a liability was recorded for a total of $368,900.

In 2004, the Company entered into agreements to issue convertible promissory notes with approximately 50 investors (see Note F). Upon the conversion of these agreements, the debt was reclassified on the Company’s balance sheet as a liability to issue stock in the amount of $1,042,245.

J.                                        OTHER LIABILITIES

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s Chairman for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2003 and 2004 and is recorded in accounts payable and accrued expenses.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock.

The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and our President in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company has recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at December 31, 2004 was approximately $67,000. In March 2005, the Company entered into an agreement to pay Hickey Hill Partners, LLC $45,000 by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company has recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. The balance, including accrued interest, at December 31, 2004 was approximately $125,000. In March 2005, the Company entered into an agreement to pay Miami Associates Investors, LLC $55,000 by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation.

K.                                    RELATED PARTY TRANSACTIONS

As of December 31, 2003 and December 31, 2004 the Company had amounts payable to various officers and stockholders (See Note G).

During 2003, the Company’s Chairman assumed personal liability and pledged personal assets as part of several financing agreements.

L.                                      CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 2003, the Company’s uninsured cash balances were approximately $157,000. At December 31, 2004, the Company had no uninsured cash balances.

M.                                 COMMITMENTS AND CONTINGENCIES

Commitments:

In November 2003, the Company entered into an informal agreement with an ex-employee of North Electric Company to issue 1,750,000 shares of the Company’s common stock as part of a settlement agreement and release related to prior claims against the company for unpaid and additional compensation earned under certain verbal agreements. The commitment to issue stock was valued based upon the average market value of the stock during the month of November 2003. As a result the Company increased the existing liability to the employee and recorded additional consulting expense of approximately $115,000 at that time for a balance due the employee of $315,000 at December 31, 2003. The agreement was formalized and signed on February 12, 2004. The shares were subsequently issued in January 2005.

In November 2003, the Company entered into an informal agreement with the President of North Electric Company related to past, present and future compensation. Under the terms of the agreement the Company committed to issue 1,770,000 shares of the Company’s common stock as satisfaction for amounts owed to the President of North Electric Company in unpaid compensation through the year ended December 31, 2003. The Company committed to issue the president of North Electric Company stock options for 5,500,000 shares of the company’s common stock at a strike price of $0.15 per share. Share options to acquire 1,500,000 vested on November 30, 2003 and the balance will vest over the following 36 months or will fully vest upon the Company’s first sale of the NAS-6131 system and will expire three years after the date of vesting. During the year ended December 31, 2004, options to acquire 4,000,000 shares vested under this commitment, were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $378,734 which was charged to officer’s compensation. As of December 31, 2004, none of the vested stock options were exercised. None of the 1,770,000 committed shares and none of the 500,000 bonus shares had been issued as of December 31, 2004.

In November 2003, the Company entered into an exclusive distribution agreement for the sale of North Electric Company products in the Pacific Rim. The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007. Under the distribution agreement, North Electric Company is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products. As of December 31, 2004, no products have been sold under this agreement.

In July 2004, the Company and its subsidiary entered into an agreement that was made effective as of May 1, 2004, with a consultant, to provide marketing support and sales representation services for its subsidiary, North Electric Company. Under the terms of the agreement, North Electric Company is to pay a monthly fee of $5,000 per month from May through December 2004 unless the contract is terminated earlier. In addition, the consultant is to be compensated with up to 12,000,000 shares of unregistered DataMEG Corp. common stock for achieving certain milestones. The stock can be exchanged for cash payments at a rate of $10,000 per one million shares of common stock. If stock is issued as payment for compensation then the stock must be registered within 120 days of the issuance of the stock certificate. A failure to register the stock in the period noted will result in a 5% penalty, payable in stock, on a monthly basis until the stock is registered. Cash payments are due within 30 days of the date of achievement. A penalty for late cash payments of $100 per day will be deemed payable. As of December 31, 2004, the Company recorded marketing support expenses, under this agreement, in the amount of $1,531,250 of which $87,100 relates to cash transactions and $1,444,150 relates to the value of 12,000,000 shares of DataMEG common stock to be issued. In October 2004, 7,000,000 shares of the Company’s common stock were issued and in January 2005, the remaining 5,000,000 shares of the Company’s common stock were issued to the consultant.

In August 2004, the Company negotiated to hire a consultant as its CEO. As part of the employment contract, the consultant required that the Company obtain directors and officers insurance prior to his official status as CEO for the Company. The Company did not obtain this coverage and the consultant did not obtain official status as their CEO but has agreed to continue in his capacity as a management consultant. In November 2004, as compensation for his services, the Company issued the consultant one million (1,000,000) shares of its unregistered common stock and granted stock options for 2,500,000 shares of its common stock as a sign of good faith regarding its continued intent to formally employ this consultant. The stock options were fully vested at the time of the grant and expire in January 2013. The stock options were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $158,000 which was charged to consulting expenses.

In August 2004, the Company entered into an agreement with a consultant to provide general legal counsel services for the Company. Under the terms of the agreement the Company is required to make monthly payments of approximately $2,400 and reimburse the consultant for travel expenses as incurred.

Lease commitments:

In October 2004, the Company signed a lease agreement for office space in Raleigh, North Carolina. The term of the lease is for 37 months beginning December 2004 and ending in January 2008. The terms of the lease call for monthly payments of approximately $5,000.

The Company leases communications equipment and owes $8,302 under capital lease agreements, which expired in 2001. These capital leases are in default. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization expense.

The minimum lease payments due under terms of non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2004 are as follows:

For the years ending December 31st	Operating Leases
2005	$52,806
2006	$59,718
2007	$62,120
2008	$5,193
Total	$179,307

Total rent expense for all operating leases was $63,673 and $26,617 for the years ending December 31, 2003 and 2004, respectively.

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

On May 7, 2004, La Jolla Cove Investors, Inc., a shareholder, filed a complaint against the Company and the Company’s Chairman, for breach of contract in the Superior Court of San Diego County, California for damages in the amount of $450,000, attorneys fees, and interest for failure to register their shares in its

SB-2/A filed in February 2004 as amended in June 2004. A judgment has not been received related to this litigation. On July 28, 2004, the plaintiff entered into an agreement with the Company to withdraw the suit if its shares were included in the future filing of the SB-2/A. It is the intent of the Company to include those shares in that registration statement.

N.                                    STOCK SUBSCRIPTION RECEIVABLE

On March 5, 2004, the Company entered into two stock subscription agreements with a foreign investor to purchase 5,882,352 shares of the Company’s common stock at a purchase price of $0.17 per share. As of September 30, 2004, the investor paid $80,000 towards the purchase of the shares. On April 1, 2004, the Company issued 2,941,176 shares of restricted Common Stock to the investor with the understanding that the investor was sending the Company $500,000 and a stock subscription receivable was recorded in the amount of $420,000. On April 14, 2004, the investor notified the Company of the investor’s intent not to invest further in the Company. The Company has offered to issue 470,588 shares to accommodate the $80,000 investment that was made upon return of the certificate issued in April 2004.

O.                                    INCOME TAXES

The benefit for income taxes for the years ended December 31 are as follows:

	2003	2004
Current	$—	$—
Deferred	—	—

Total benefit for income taxes	$—	$—

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows for 2003 and 2004:

	2003	2004
Computed at the expected statutory rate	$(1,592,000)	$(3,163,000)
State income tax-net federal tax benefit	(281,000)	(558,000)
Add: Purchased in-process R&D	—	—
Other differences	37,000	37,000
Less: valuation allowance change	1,836,000	3,684,000
Total benefit for income taxes	$—	$—

Deferred tax assets and liabilities at December 31, 2003 and 2004 were as follows:

	2003	2004
Deferred tax assets:
Net operating loss carry forwards	$1,446,000	$2,651,000
Start-up costs	5,412,000	6,611,000
Depreciation and amortization	12,000	20,000
Other temporary differences	—	936,000
Gross deferred tax assets	6,870,000	10,218,000
Valuation allowance	(6,870,000)	(10,218,000)
Net deferred tax assets	$—	$—

The net increase in the valuation allowance for the years ended December 31, 2003 and 2004 was $1,836,000 and $3,684,000, respectively. The Company has available at December 31, 2004 approximately $2,947,000 for the parent, $3,019,000 for North Electric Company, Inc. and $344,000 for CASCommunications, Inc. of unused operating loss carry forwards that may be applied against future taxable income that expire in 2019 through 2024. Since a consolidated tax return is not filed, any net operating loss carryforwards can only be used to offset future taxable income of the specific company. Due to stock ownership changes, the ability to benefit from the net operating loss carryforwards may be significantly restricted.

P.                                      STOCK OPTIONS AND WARRANTS

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

In addition, during the years ended December 31, 2003 and 2004, the Company granted options and warrants to consultants to purchase 28,099,019 and 29,002,352 shares of common stock, respectively, at prices ranging from $0.01 to $0.25 per share. The fair value of the stock options and warrants granted to employees and consultants has been recorded as an expense in the amount of $1,155,818 and $2,007,828 for the years ended December 31, 2003 and 2004, respectively and $89,300 has been recorded as a cost of capital for the year ended December 31, 2003. Of the options and warrants granted since inception, options and warrants for 54,849,704 shares are unexercised and unexercised options expire between August 2005 and January 2013.

A summary of option and warrant activity, for both employees and consultants, for the two years ended December 31, is as follows:

			Weighted
	Number	Price	Average
	of	Per Share	Price Per
	Shares	Range	Share
Outstanding, January 1, 2003	7,700,000	$0.0126 - $0.24	$0.04
Options and warrants granted	28,099,019	$0.012 - $0.25	$0.14
Options and warrants exercised	(9,680,238)	$0.012 - $0.07	$0.07
Options and warrants expired	(271,429)	$0.032	$0.032
Outstanding, December 31, 2003	25,847,352	$0.05 - $0.25	$0.14
Options and warrants granted	29,002,352	$0.012 - $0.25	$0.14
Options and warrants exercised	—	—	—
Options and warrants expired	—	—	—
Outstanding, December 31, 2004	54,849,704	$0.01 - $0.25	$0.15

At December 31, 2004 the weighted average remaining life of outstanding stock options and warrants was approximately 37 months.

The Company accounted for the fair value of its options granted to employees in

2001 in accordance with APB 25.There were no options granted to employees in 2001. During 2002, the Company changed its method of accounting to follow the fair value method of SFAS No. 123.

The fair value of options and warrants granted in 2003 and 2004 are estimated on the date of the grant using a type of Black-Scholes option-pricing model. During the year ended December 31, 2003 the following assumptions were used to value grants: dividend yield of 0%, volatilities ranging from 1.43 to .63, terms varied based on the negotiated term of the options agreement, and risk-free interest rates varied based on the Treasury bond yield with a term comparable to the length of the term listed in the options agreement. During the year ended December 31, 2004 the following assumptions were used to value grants: dividend yield of 0%, volatilities ranging from .60 to 1.08, terms varied based on the negotiated term of the options agreement, and risk-free interest rates varied based on the Treasury bond yield with a term comparable to the length of the term listed in the options agreement.

Q.                                    NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2004	Cumulative from Inception (January 13, 1999) to December 31, 2004
	(restated)		(unaudited)

Net Loss (numerator)	$(4,448,410)	$(9,302,939)	$(27,470,035)
Weighted Average Shares (denominator)	196,536,041	234,978,056	104,088,795
Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.26)

As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, “Earnings Per Share.” Thus, options and warrants granted as of December 31, 2003 and 2004 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

R.                                     OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At December 31, 2004, current liabilities exceed current assets by $5,610,011. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

S.                                      SUBSEQUENT EVENTS

In January 2005, the Company granted immediately vested stock options for 2,500,000 shares of the Company’s common stock to a consultant for services performed in January 2005. The stock strike price is $0.10 per share and the options expire in three years.

In March 2005, the Company entered into an agreement with a consulting firm to provide certain management services to the Company over the next thirty-six months. The terms of the agreement provide for success fees to be earned based on attaining certain performance benchmarks. The success fees are to be paid in the Company’s common stock and require the establishment of a performance pool of common stock equivalent to 25% of the Company’s issued stock at the date of the agreement. The maximum number of shares that can be earned under the terms of the agreement are approximately 73,000,000 shares of the Company’s common stock.

In the first quarter of 2005, the Company entered into agreements to issue convertible promissory notes with twelve (12) investors for a total investment of $300,000. The convertible notes accrue simple interest at an annual rate of 1.47% and automatically convert, if not converted earlier, at either April 15, 2005 or May 15, 2005. At the exercise of the investors, the notes converted at the end of March 2005 and 9,325,000 shares of the Company’s common stock were issued to satisfy the agreements.

ITEM 8.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years, neither our principal independent accountant nor any of our significant subsidiaries’ accountants have resigned or been dismissed. During the past two fiscal years, neither we nor our significant subsidiaries have engaged a new principal accountant.

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

ITEM 9.                             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

1) Our director, executive officers, significant employees, significant consultants and control persons as of March 31, 2005 were as follows:

NAME	AGE	POSITION	POSITION SINCE

Andrew Benson	48	Chairman and Sole Director	1999

Dan Ference	54	President and Director, North Electric Company	2003

Each person will hold his position until the next annual meeting of the shareholders or until his successor is duly elected and qualified.

Andrew Benson, Chairman and Sole Director

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

Dan Ference, President and Director, North Electric Company

Mr. Ference was appointed director of North Electric Company, effective March 2003. He has served as the president of North Electric Company from September 2001 through the present. Mr. Ference has over 27 years experience in the communications industry with various voice and data products and technologies, including almost 20 years of managing research and development programs and centers. From May 1994 to June 2001, Mr. Ference was vice president of Fujitsu Network Communications’ Raleigh, North Carolina Development Center, where he was responsible for overall Development Center Operations and the Network Management and related Network Element development programs. Prior to this, his career included serving at Bell Laboratories, ITT Network Systems, CIT - Alcatel, and Nortel, Inc. Mr. Ference holds a B.S. degree from Penn State University and an M.S. degree from Ohio State University both in Electrical Engineering.

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

ITEM 10.                       EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid to or accrued for the years ended December 31, 2004, 2003 and 2002 to our chief executive officer and our other most highly compensated executive officers who were serving as executive officers at the end of our last fiscal year. None of our other executive officers earned more than $100,000 in total annual salary and bonus in the most recently completed fiscal year.

Name
and
Principal		Annual
Position	Year	Compensation		Long-Term Compensation
				Other
				Annual
		Salary	Bonus	Compensation
		($)	($)	($)		Awards
						Restricted		Underlying
						Stock		Options/
						Award(s)		SARs
						($)		(#)
Andrew	2004	$392,954(1)	$0	$0		$658,750	(1)	0
Benson,	2003	$342,794(1)	$0	$0		$160,000	(1)	5,000,000	(1)
Chairman	2002	$229,358(1)	$0	$111,000	(1)	0		0
and Sole
Director				$0

Dan Ference,	2004	$144,000(2)	$0	$0		$1,118,561		2,000,000	(2)
President	2003	$99,510(2)	$0	$0		$158,533	(2)	5,500,000	(2)
of North	2002	$130,000(2)	$0	$0		$0		1,600,000	(2)
Electric
Company

(1)                                  During the year ending December 31, 2002, Mr. Benson received cash and stock as compensation. He was granted 6,000,000 freely trading shares of our common stock, with a fair value of $111,000 based on the market value of the stock on the date of the commitment to issue the unrestricted stock. The value of those shares is represented in Other Annual Compensation.

During the year ended December 31, 2003, Mr. Benson received cash, stock and stock options as compensation. He was issued 4,000,000 unregistered shares of our common stock, with a fair value of $160,000 based on the market value of the stock on the date of the commitment to issue the unregistered stock. In addition, at December 31, 2003, the Company committed to issue Mr. Benson a stock option grant for 5,000,000 shares of our common stock with a strike price of $.20 per share as additional 2003 compensation. The options were fully vested at the time of the grant and expire three years from the date of the grant. The options were valued under a Black-Scholes model and were determined to have a fair value of $220,500 and the value was recorded as additional compensation in 2003.

During the year ended December 31, 2004, Mr. Benson received cash and stock as compensation. He was issued 5,000,000 restricted shares of our common stock, with a fair value of $658,750 based on the market value of the stock on the date of the commitment to issue the unregistered stock less a 15% discount for lack of marketability.

(2)                                  During the year ended December 31, 2002, Mr. Ference had an approved annual salary of $130,000 and received an incentive bonus in the form of 1,600,000 shares of the Company’s restricted common stock. The unregistered common stock was valued based discounted market value of the stock at time of receipt, which was $0(zero). The stock was trading at $.01 per share at the time and there was serious doubt about the ability of the Company to continue as a going concern.

During the year ended December 31, 2003, Mr. Ference received cash, stock and stock options as compensation. On November 30, 2003, the Company entered into an informal agreement with Mr. Ference related to past, present and future compensation. Under the terms of the agreement the Company committed to issue 1,770,000 shares of the Company’s common stock as satisfaction for amounts owed to Mr. Ference in unpaid compensation through the year ended December 31, 2003. The Company committed to issue Mr. Ference stock options for 5,500,000 shares of the Company’s common stock at a strike price of $0.15 per share. 1,500,000 vested on November 30, 2003 and the balance to vest over the following 36 months or until such time as the Company receives it first customer revenue at which time all unvested options will immediately vest and will expire three years after the date of vesting. During the year ended December 31, 2003 1,611,111 shares vested under this commitment, were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $157,889 which was charged to officer’s compensation. During the year ended December 31, 2003, none of the vested stock options were exercised. The Company also increased Mr. Ference’s annual compensation and committed to issue 500,000 shares of the Company’s common stock as bonus compensation for achieving future performance benchmarks.

During the year ended December 31, 2004, Mr. Ference received cash, stock and stock options as compensation. In March 2004, Mr. Ference met his first performance benchmark and the Company recognized a liability to issue him 250,000 shares of the Company’s unregistered common stock and recorded additional compensation of $42,500. The value of the liability to issue stock was based upon the market value of the stock on the date the performance benchmark was achieved less a 15% discount for lack of marketability. In July, Mr. Ference was granted 2,000,000 shares of the

Company’s unregistered common stock as a bonus for his continued diligent efforts on the Company’s behalf. The stock was valued based upon the market value of the stock on the date the performance benchmark was achieved less a 15% discount for lack of marketability and additional compensation was recorded in the amount of $320,000. In August 2004, Mr. Ference met his second performance benchmark and the Company recognized a liability to issue him 250,000 shares of the Company’s unregistered common stock and recorded additional compensation of $34,000. The value of the liability to issue stock was based upon the market value of the stock on the date the performance benchmark was achieved less a 15% discount for lack of marketability. In August 2004, Mr. Ference was granted stock options for 2,000,000 shares of the Company’s unregistered common stock at a strike price of $0.18 per share. The options were fully vested at the time of the grant and expire three years from the date of the grant. The options were valued under a Black-Scholes model and were determined to have a fair value of $194,600 and the value was recorded as additional compensation in 2003. In addition, during 2004 the stock option grant from November 2003, continued to vest and upon receipt of the Company’s first customer revenue in December 2004 all the previously unvested stock options vested in full and during the year for a total charge to officer’s expense of $383,311 in additional compensation.

During the 2004 fiscal year our executive officers had the following outstanding options:

			Percent of total
	Number of Securities		Options/SARs
	Underlying Options/		Granted to Employees	Exercise or base
Name	SARs Granted (#)		In fiscal year	Price ($/sh)	Expiration Date(s)
Andrew Benson	5,000,000	(1)	40.0%	$0.20 per share	January 1, 2007

Dan Ference	5,500,000	(2)	44.0%	$0.15 per share	November 2006
					through
					December 2007

Dan Ference	2,000,000	(3)	16.0%	$0.18 per share	July 23, 2007
	12,500,000		100.0%

(1) The options were granted January 1, 2004 and are fully vested.

(2) The options were granted November 30, 2003 with 1,500,000 immediately vesting and the remainder to vest on a monthly basis over the next three years or until such time as the Company receives its first customer revenue that occurred in December 2004. As of December 31, 2004 all the options were fully vested. Options expire three years from date of vesting or November 2006 through December 2007.

(3) The options were granted July 23, 2004 and are fully vested.

Employment contracts

We do not have any employment agreements with our executive officers.

Directors’ Remuneration

We do not currently compensate our sole director for serving on the board of directors.

ITEM 11.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the following information about the beneficial ownership of our common stock as of March 31, 2005 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We are not aware of any beneficial owner of more than 5% of the outstanding common stock other than as set forth in the following table. Unless otherwise indicated, the address of each named beneficial owner or executive officer is c/o DataMEG Corp., 9 West Broadway, Suite #214, Boston, MA 02127

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS(3)
Andrew Benson	21,763,668	(2)	9.60%

La Jolla Cove Investors, Inc.	16,000,000		7.06%
7817 Herschel Ave., Suite 200
La Jolla, CA 92037

Rex Hester

NAME AND ADDRESS OF DIRECTOR OR EXECUTIVE OFFICER

Andrew Benson	21,763,668	(2)	9.60%

Dan Ference	9,530,000	(4)	4.20%

Directors and Officers as a Group	31,293,668		13.80%

(1)                                  Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes of this chart, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days after March 31, 2005 through the exercise of warrants or options or the conversion of convertible securities.

(2)                                  Including 5,000,000 shares of our common stock that Mr. Benson has the right to acquire through the exercise of fully vested stock options.

(3)                                  Each beneficial owner’s, director’s or executive officer’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 31, 2005 have been exercised.

(4)                                  Including a commitment to issue 2,270,000 shares of our common stock in lieu of cash as compensation for prior services rendered to North Electric Company, Inc. and stock options for the purchase of 7,500,000 shares of common stock.

ITEM 12.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and our President in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company has recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at December 31, 2004 was approximately $67,000. In March 2005, the Company entered into an agreement to pay Hickey Hill Partners, LLC $45,000 by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company has recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. The balance, including accrued interest, at December 31, 2004 was approximately $125,000. In March 2005, the Company entered into an agreement to pay Miami Associates Investors, LLC $55,000 by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation.

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

10.1                           Letter Agreement, Dated August 1, 2003, by and among DataMEG and AMT Management Co filed as exhibit 10.3 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.2                           Amendment to Original Agreement, dated November 18, 2003, by and among DataMEG Corp. and AMT Management Co filed as exhibit 10.4 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.3                           Consulting Agreement, dated January 15, 2004, by and among DataMEG and Michael Mitsunaga filed as exhibit 10.5 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.4                           Settlement Agreement And Mutual Release, dated as of February 12, 2004, by and among DataMEG and Rex Hestor filed as exhibit 10.6 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.5                           Rex Hester Stock Lock-up Agreement, dated as of January 2004 filed as exhibit 10.7 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.6                           DataMEG Corp. Option Agreement, dated January 1, 2004, by and among DataMEG and Andrew Benson filed as exhibit 10.8 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.7                           Consulting Agreement, dated September 1, 2003, by and among DataMEG and Thomas Stroup filed as exhibit 10.9 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.8                           Consulting Agreement Amendment, dated December 1, 2003, by and among DataMEG and Thomas Stroup filed as exhibit 10.10 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.9                           Consulting Agreement Amendment, dated February 7, 2004, by and among DataMEG and Thomas Stroup filed as exhibit 10.11 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.10                     Exclusive Distribution Agreement, dated January 1, 2004 by and among North Electric Company, Inc. and International Network Technology, Ltd.

ADD OTHER EXHIBITS HERE

• settlement agreement with Kanti

• settlement agreement with Miami Assoc

• settlement agreement with Hickey Hill

• agreement with 350 Group

21.1                           Subsidiaries of the registrant

31.1                           Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on 8-K

On November 18, 2004, we filed a report on Form 8-K announcing that we had issued a press release, dated November 17, 2004 entitled-”North Electric Company, Inc. Product Assists Time Warner Cable Division in Providing Superior Quality of Service to Its VoIP Customers”.

ITEM 14.                       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal Year		Audit		All
Ended	Audit	Related	Tax	Other	Total
December 31,	Fees (1)	Fees (2)	Fees (3)	Fees (4)	Fees

2003	$92,000	$0	$2,000	$0	$94,000

2004	$105,000	$0	$13,500	$0	$118,500

Total	$197,000	$0	$15,500	$0	$212,500

(1)          The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the registrant’s financial statements included in the registrant’s Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)          The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)1 of Schedule 14A.

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

Audit Committees Pre-Approval Policies and Procedures

Our president and sole director pre-approves all professional services and fees provided by our principal accountants. During 2003 and 2004, our sole director approved only professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements included in our Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years and tax compliance.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DataMEG, Corp.
(Registrant)

By	/s/ Andrew Benson,
Andrew Benson, Chairman, Sole
Director and Principal Financial
Officer

Date:	April 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Andrew Benson
Andrew Benson, Chairman, Sole
Director and Principal Financial Officer

Date	April 15, 2005