Form 10KSB/A
period 2004-12-31
DATAMEG CORP
filed 2005-04-18
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(AMENDMENT NO. 1)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $24,742,961 as of March 31, 2005.

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

Business Overview of CASCommunications

CASCommunications, Inc., a Florida corporation in which we hold a 40% equity interest, halted development of its devices related to high-speed broadband access in 2004 due to a lack of sufficient capital. CASCommunications is inactive and we do not expect that CASCommunications will generate any revenue in 2005.

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

ITEM 3.                             LEGAL PROCEEDINGS

On October 29, 2001, the Company signed a confessed judgment promissory note with Hunton & Williams, PC, a law firm, acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001.  On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $806,000 and $878,000 as of December 31, 2003 and 2004, respectively.

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

In addition, we granted options and warrants to employees and consultants to purchase up to 65,025,891 shares of our common stock at prices ranging from $0.01 to $5 per share from inception (January 13, 1999) through March 31, 2005. As of March 31, 2005, options and warrants which would permit the purchase of 10,170,238 shares were exercised and options and warrants for which would permit the purchase of 495,949 shares expired. The remaining options and warrants to purchase up to 54,849,704 shares expire between August 2005 and January 2013.

The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2004:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	29,002,352	$0.15	—

Securities that were not registered under the Securities Act but were issued under equity compensation plans:

Date of Issuance	Purchaser	Number of Securities	Type of Securities	Non-Cash Consideration	Non-Cash Consideration Description	Fair Value Per Share
1/27/2004	M Mitsunaga	250,000	Common Stock	$40,000	In Lieu of Compensation	$0.16

8/2/2004	A Benson	5,000,000	Common Stock	$658,750	In Lieu of Compensation	$0.13

8/5/2004	D Ference	2,000,000	Common Stock	$320,000	In Lieu of Compensation	$0.16

8/5/2004	R Dove	3,000,000	Common Stock	$420,750	In Lieu of Compensation	$0.14

8/6/2004	J Murphy	5,000,000	Common Stock	$544,000	In Lieu of Compensation	$0.11

8/13/2004	F Noser	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	C Erickson	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	M VanCooney	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	B Fayette	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	R Schwartz	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	J Smith	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	R Adam	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	C Mottayaw	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

8/13/2004	R VanSchaik	100,000	Common Stock	$11,050	In lieu of compensation	$0.11

10/29/2004	K Purohit	1,000,000	Common Stock	$73,100	In lieu of compensation	$0.07

10/29/2004	R Hester	7,000,000	Common Stock	$1,075,250	In lieu of compensation	$0.15

Total		24,150,000		$3,231,300

Recent Sales of Unregistered Securities:

Date of Issuance	Purchaser	Number of Securities	Type of Securities	Cash Consideration		Non-Cash Consideration	Exercise Price per Share (if applicable)
1/27/2004	M Mitsunaga	250,000	Common Stock			$40,000	$0.16

4/1/2004	M Tang Lee(1)	2,941,178	Common Stock	$500,000	(2)		$0.17

8/2/2004	A Benson	5,000,000	Common Stock			$658,750	$0.13

8/5/2004	D Ference	2,000,000	Common Stock			$320,000	$0.16

8/5/2004	R Dove	3,000,000	Common Stock			$420,750	$0.14

8/6/2004	J Murphy	5,000,000	Common Stock			$544,000	$0.11

8/13/2004	F Noser	100,000	Common Stock			$11,050	$0.11

8/13/2004	C Erickson	100,000	Common Stock			$11,050	$0.11

8/13/2004	M VanCooney	100,000	Common Stock			$11,050	$0.11

8/13/2004	B Fayette	100,000	Common Stock			$11,050	$0.11

8/13/2004	R Schwartz	100,000	Common Stock			$11,050	$0.11

8/13/2004	J Smith	100,000	Common Stock			$11,050	$0.11

8/13/2004	R Adam	100,000	Common Stock			$11,050	$0.11

8/13/2004	C Mottayaw	100,000	Common Stock			$11,050	$0.11

8/13/2004	R VanSchaik	100,000	Common Stock			$11,050	$0.11

10/29/2004	K Purohit	1,000,000	Common Stock			$73,100	$0.07

10/29/2004	R Hester	7,000,000	Common Stock			$1,075,250	$0.15

Total		27,091,178		$500,000		$3,231,300

(1)                                  Resident of Taiwan

(2)                                  Of the $500,000, we received $80,000 and recorded a stock subscription receivable in the amount of $420,000 that remains outstanding at December 31, 2004.

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

ITEM 6.                             PLAN OF OPERATION

We are a development stage communications technology company focused on development and supply of voice-quality products and related services that support critical network performance requirements in the voice segment of the rapidly converging voice, data and video communications industry.  Specifically, through our wholly-owned subsidiary North Electric Company, Inc. (“North Electric”), we design, develop and offer network-wide fault identification, fault isolation and voice quality assurance products and critical real-time network health and performance monitoring services for both providers and end-users of Internet telephony, now commonly referred to as Voice over Internet Protocol (“VoIP”).  The VoIP industry critically depends on the ability to deliver voice service over the Internet infrastructure with the high quality that end-users have grown to expect with traditional telephony services.  We believe network monitoring for voice quality is a vital function for a successful commercial future of IP telephony.

VoIP Market Overview

VoIP is one of the fastest growing segments in the telecommunications sector.  Yankee Group, a leading market research firm, estimated that the number of VoIP subscribers would grow from a base of 131,000 subscribers in 2003 to one million by year end 2004 and  with growth to 17.5 million subscribers by 2008.  A recent report by research firm IDC says the number of VoIP subscribers in the U.S. will jump from three million in 2005 to 27 million in 2009.  The primary VoIP service providers are expected to include local and long distance telephone companies such as SBC, Verizon, Bellsouth, Qwest, Sprint, AT&T, and MCI; cable multi-service operators (MSOs) such as Cablevision, Comcast, Cox, Rogers, and Time Warner Cable; and alternate telephone service providers such as Vonage.  The Yankee Group also estimated that the cable MSOs will capture 56 percent of the VoIP subscribers by the end of 2005.

The dollar value of the VoIP subscriber market for US and Canadian cable operators, according to Kinetic Strategies, is estimated to be $15 billion by the end of 2009.  We believe our primary business opportunity is driven by this VoIP subscriber growth and therefore, our operating plan focuses on sales to the VoIP network owners and operators and enterprise network users.  North Electric is our primary operating entity and is expected to account for the company’s total revenues over the next twelve months.

CasCommunications

We own 40% of CasCommunications, a development stage entity.

North Electric Company

We design, develop and offer an end-to-end network fault identification, fault isolation and voice quality assurance product, and critical real-time network health and performance monitoring services for VoIP service providers and, potentially, mission critical end-users.

To maintain or increase their subscriber base, while reducing operating costs, most cable MSOs, local and long distance network operators, and alternate telephony providers are migrating to Internet infrastructure as the low-cost communications technology leader.  Voice over the Internet introduces the need to assure high quality voice service comparable to that which customers have grown to expect with traditional voice telephony networks.

We believe the North Electric product enables VoIP service providers to assure voice quality and enables them to detect incipient network degradation and pinpoint network problems so they may be repaired to avoid customers experiencing a loss of service or poor voice quality.

We are building upon the early success of our network voice-quality trials with certain IP cable network operators.  Specifically, during 2004, we shipped North Electric NAS 6131 evaluation systems to the first three of Time Warner Cable’s 29 divisions to support their VoIP service roll-out.  Our first system evaluation trial completed successfully in the fourth  quarter of 2004 and resulted in Time Warner’s first expansion order in that same quarter.  Evaluation systems 2 and 3 are expected to complete their trial programs in the second quarter of 2005.  Early successes of evaluation system 2 resulted in an additional expansion order from Time Warner in the first quarter of 2005.

North Electric anticipates shipping an evaluation system to its first major local telephone company in April 2005.  We believe the successes achieved in these initial trials establishes the pattern of efficacy and value of our IP network monitoring and critical fault isolation solutions for IP service providers, which we believe indicates the potential for network-wide implementation of our products and services.

During the next twelve months, we plan to continue to focus on product development and expansion of our marketing, sales and customer service efforts.

Product Development

North Electric’s flagship product, the NAS-6131, is comprised of an array of Network Access Probes (“NAPs”) that are distributed throughout a customer’s IP network and a Central Server that controls and receives information from the array of distributed Network Access Probes.  The Network Access Probes autonomously originate and terminate telephone calls and perform

various tests and measurements across the network.   Our Central Server is a proprietary Network Data Acquisition system that continuously collects and compiles the results of the Network Access Probe activity and should network faults be detected, our system alerts the network owner/operator of the incipient voice quality degradation or other deteriorating network faults as well as identifying the precise location and nature of each VoIP network disturbance.

Our product development initiatives focus on advanced fault isolation and alerting methodologies.  We believe our existing product and technology development skill set enable us to set the standard for fault isolation and strategic developments in this functional area. We expect to expand the range of Network Access Probe types and functions as needed to enable sales into new markets.  We believe our present Network Access Probe types are adequate not only to serve the needs of cable, local and long distance carriers, but they are also able to support Fortune 500 enterprise and federal government sales as well.

Marketing and Sales

We commenced sales of our products in the second quarter of 2004, shipped the first evaluation system on July 29, 2004 and received our first revenue in December 2004.  Through April 15, 2005 North Electric has shipped evaluation product totaling more than $430,000.  Of these evaluation systems, $87,000 has already converted to invoiced shipments based upon trial performance validation.  We anticipate that the present installed base of evaluation NAP systems will (?) convert to invoiceable shipments upon the completion of the programmed trial and validation sequence.

We are developing a service level agreement (“SLA”) business to complement our “product sales” business.  Under such a business model, we would sell certain equipment components of the NAS-6131 system while retaining ownership of others, thereby establishing the basis for operational services contracts with our customers.  We believe such a strategy would provide a sustainable long-term revenue source while building a suite of value-added customer services and customer loyalty. Accordingly, we have allocated $302,000 of the $430,000 total equipment shipped through April 15, 2005 to our proposed SLA business model.  We anticipate formally introducing our SLA model during second quarter of 2005. We continue to expand our marketing and selling efforts to recruit new customers within the cable, MSO, and local and long distance telephony provider segments.

We plan to commence the Fortune 500 enterprise and federal government market segment development during the second quarter of 2005. We are actively developing our strategic partner program, identifying certain alliance candidates who presently enjoy considerable market presence; through these channels we expect to broaden the customer reach for our North Electric products and services.  We presently have Joint Marketing and Sales Agreements with both Teckno Telecom LLC (www.TecknoTelecom.com) and Acterna LLC (www.Acterna.com) both of which have network performance management products complementary to our North Electric NAS-6131 system.

While overseas opportunities are not a primary market focus at this stage of our development, we are nevertheless responding in collaboration with our strategic partners to requests for information from certain major European and Asian communications companies.

The company is in transition to volume commercial operations from a product evaluation stage of operations and is in the early stages of securing revenue generating commercial contracts. As such, management believes that the major expenses incurred over the next twelve months will continue to include the necessary emphasis on customer development, new product research and development and will also begin to bolster sales and marketing efforts, customer service effort and market segment-specific product enhancements to address this reality.

Equipment Shipped and Invoiced Projections from first Revenue through April 30, 2005

		Cumulative
		1Q2005	Cumulative		April	Cumulative	Cumulative
	2004	Fcst1	1Q2005	April	Forecast2	Total	Total	Total
	Actual	Forecast1(1)	Actual	Forecast1(1)	(2)	w/Forecast1	w/Forecast2	Buy vs OP	Breakdown of unit costs
TWC Divisions
Raleigh (1st of 5 served via Carolinas RDC - 37 Hub/NAP-A Potential)
Shipped	$222,574	$50,806	$0	$0	$36,290	$273,380	$258,864	$167,268	A=$7,258/$750, CS=$117,803 vs $29,722
Specifics	PO(1CS,1T,1S,4A)	7A			5A			1CS,1T,1S	S = $31,075, T = $18,390/$750
	Plus 3A added
Invoiced	$50,806	$50,806	$36,290	$29,722	$0	$131,334	$87,096		1st year RTU/Waived Warranty waived
Specifics	7A	7A	5A	1CS
Greensboro (2nd of 5 served via Carolinas RDC - 22 Hub/NAP-A Potential)
Shipped	$65,290	$31,968	$0	$0	$0	$97,258	$65,290	$29,722	A=$7,992/$900, CS=$29,722
Specifics	PO(4A)	4A						1CS
	Plus CS not in PO
Invoiced	$0	$0	$0	$97,258	$0	$97,258	$0
Specifics				8A,1CS
Columbus (1st of 5 served via Columbus RDC - 30 Hub/NAP-A Potential)
Shipped	$101,335	$29,032	$0	$0	$0	$130,367	$101,335	$75,303	A=$7,258/$750, CS=$75,303 vs $29,722
Specifics	PO(1CS,4A)	4A			2A Shipped			1CS
	Only 2A Shipped
Invoiced	$0	$0		$130,367		$130,367	$0
Specifics				8A, 1CS
Charlotte (3rd of 5 served via Carolinas RDC - TBD Hub/NAP-A Potential)
Shipped	$0	$0	$0	$0	$65,290	$0	$65,290	$29,722
Specifics					PO(1CS,4A)			1CS	A=$7992/$900, CS=$29,722

Invoiced	$0	$0	$0	$0	$0	$0	$0
Specifics
Western Ohio (2nd of 5 served via the Columbus RDC - TBD Hub/NAP-A Potential)
Shipped	$0	$0	$0	$0	$65,290	$0	$65,290	$29,722	A=$7,992/$900
Specifics					PO(1CS,4A)			1CS

Invoiced	$0	$0	$0	$0	$0	$0	$0
Specifics

Sprint Local
Shipped	$0	$149,852	$0	$0	$100,290	$149,852	$100,290	$0	A=$7,992/$900, CS=$64,722
Specifics		1CS,1S,2T,4A			PO(1CS,4A)				S=$31,916, T=$15,984/$900

Invoiced	$0	$0	$0	$0	$0	$0	$0
Specifics

Acterna
Shipped	$0	$0	$0	$0	$8,748	$0	$8,748	$0	Cost ($4507 + $1325) Plus 50%
Specifics					PO(1CS,1A)

Invoiced	$0	$0	$0	$0	$8,748	$0	$8,748
Specifics

Total
Shipped	$389,199	$261,658	$0	$0	$275,908	$650,857	$665,107	$331,737
Invoiced	$50,806	$50,806	$36,290	$257,347	$8,748	$358,959	$95,844

(1)          Forecast 1 assumes that the customer will purchase entire system, including the central server, maintenance & support and RTU fees

(2)          Forecast 2 assumes that the customer will purchase or lease only some of the equipment and will contract wtih NECI to provide support services.

Liquidity and Capital Resources

Projected Cash Flows for the year eneded December 31, 2005:

	Q1	Q2	Q3	Q4	Total
Cash on Hand Beginning of Quarter	$0	$(1,131,625)	$(2,013,250)	$(2,269,875)
Revenues Received from Customers	$0	$500,000	$1,500,000	$2,186,000	$4,186,000
Cost of Sales (Purchase of Inventory/Licenses)	$(50,000)	$(300,000)	$(675,000)	$858,700	$(1,883,700)
Sales/Marketing/Sales Support	$(93,750)	$(93,750)	$(93,750)	$93,750	$(375,000)
Development/R&D	$(451,875)	$(451,875)	$(451,875)	$451,875	$(1,807,500)
Adminstrative and Misc.	$(536,000)	$(536,000)	$(536,000)	$536,000	$(2,144,000)
Cash on Hand End of Quarter	$(1,131,625)	$(2,013,250)	$(2,269,875)	$(2,023,200)

Current cash on hand and projected cash on hand is inadequate to execute our plan of operation.  We continue to seek additional financing through the offering and sale of our securities in order to satisfy our immediate and short-term cash needs.  We intend to raise additional capital in part through our new association with 350 Group, as further described below.  Given the losses incurred to date and the lack of substantial revenue generated, we have little or no access to conventional debt markets.  Funding to support both short and mid-term requirements for product development and launch will be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from customer revenue in the future.

During April through December 2004, we entered into agreements to issue convertible notes to approximately fifty (50) investors for a total aggregate investment to date of $1,088,995.  These funds were used to fund operations during 2004.

On April 1, 2005, we executed a term sheet with 350 Group, an enterprise development firm led by managing directors Reznor Orr, Craig Lyons and Tim Cartwright.  350 Group will serve as a strategic advisor, financing advisor and operations support provider to the Company.  350 Group has committed to apply its resources, including a global professional network, operational expertise, and corporate finance solutions to help the Company develop as a profitable provider of products and services to the Voice of Internet Protocol telephony industry.  We plan to work with 350 Group to identify financing sources to continue the development of the Company.

There can be no assurance that we will be able to raise additional capital on acceptable terms or at all.  If we are unable to raise additional capital, we would need to curtail or reduce some or all of our operations, and some or all of the operations of North Electric.

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

Revenue Recognition

The Company derives revenue from three primary sources: (1) system hardware component sales revenue, (2) software license revenue and (3) services and maintenance and right to use revenue, which include support, maintenance, right to use fees and consulting.  Revenue on system hardware component sales is recognized upon delivery to, and acceptance by the customer.  Software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”) issued by the American Institute of Certified Public Accountants.  The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period.  For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is probable and (5) vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement.

Multiple Element Arrangements

The Company typically enters into arrangements with customers that include perpetual software licenses, system hardware, maintenance and right to use fees. Software licenses are sold on a per copy basis. Per copy licenses give customers the right to use a single copy of licensed software for exclusive use on the Company’s system hardware. Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9. Under the residual method, the Company allocates and defers revenue for the undelivered elements, based on VSOE of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement is deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which the Company cannot establish VSOE, the Company will recognize the entire arrangement fees ratably over the maintenance and support term.

System hardware is hardware that is installed at a customer site for the purpose of the utilizing the licensed software and as such, does not qualify as a separately deliverable element. The timing of revenue recognition from the sale of system hardware is therefore dependent upon the recognition of revenue for the related software licenses.

Maintenance and right to use fees includes updates (unspecified product upgrades and enhancements) on a when-and-if-available basis, telephone support and bug fixes or patches and maintenance of  the systems hardware, which would include repairs or replacement as necessary. VSOE of fair value for maintenance and right to use fees is based upon stated annual renewal rates. Maintenance and right to use fees revenue is recognized ratably over the maintenance and right to use term.

Revenue Recognition Criteria

The Company defines revenue recognition criteria as follows:

•      Persuasive Evidence of an Arrangement Exists. It is the Company’s customary practice to have a  purchase order prior to recognizing revenue on an arrangement.

•      Delivery has Occurred. The Company’s software and systems hardware are physically delivered and installed at its customers site. The Company considers delivery complete when the software and system hardware products have been installed and the testing phase completed. The Company defers  all the revenue until the testing phase had been completed and the Company receives customer acceptance.

•      The Vendor’s Fee is Fixed or Determinable. The Company’s customary payment terms are generally within 30 days after the invoice date.

•      Collection is Probable. Due to a lack of customer history upon which a judgment could be made as to the collectibilty of a particular receivable, revenue is currently recognized upon receipt of payment assuming all other conditions of the sale have been met.

Cost of Revenue

Cost of revenue includes costs related to user license, systems hardware and maintenance and right to use fees revenue. Cost of user license revenue includes material, packaging, shipping and other production costs and third-party royalties. Cost of systems hardware includes the cost of goods sold and installation costs. Cost of maintenance and right to use fees and consulting fees include related personnel costs, and hardware repair costs. Third-party consultant fees are also included in cost of services.

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

Accounting for Convertible Notes

The Company issues convertible debt securities with non-detachable and automatic conversion features. The note holders have the right to have the notes converted into a number of shares of the Company’s Common Stock at conversion prices ranging $0.033 to $0.10 per share.  The conversion prices on all the convertible notes are “in the money” on the date of the agreement resulting in a beneficial conversion feature. The Company computes the fair value of the beneficial conversion feature based on the intrinsic method that computes the difference between the conversion price and the fair market price of the Company’s stock on the date of the agreement. The Company records the fair value of the beneficial conversion feature as an increase to paid in capital and a debt discount. The debt discount is amortized over the period between the date of the agreement and the automatic conversion date. The amortized debt discount is recorded as interest expense.

In eight agreements, due to a typographical error, the automatic conversion date occurred before the date of the agreement. The agreements were not amended. In these eight agreements only, the transactions are recorded as a sale of securities and no beneficial conversion feature is recognized.

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

DataMEG Corp. and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the	For the	Cumulative
	year ended	year ended	from inception
	December 31,	December 31,	(January 13, 1999) to
	2003	2004	December 31, 2004
	(restated)		(unaudited)

REVENUE:
Hardware and software sales	$—	$39,459	$39,459
Maintenance and support fees	—	1,891	1,891
Consulting fee income	—	4,750	4,750
Total Revenue	—	46,100	46,100

COST OF REVENUES	—	23,980	23,980
Gross Profit	—	22,120	22,120

OPERATING EXPENSES:
General and administrative	3,144,030	4,688,389	18,660,166
Selling and marketing	—	2,139,103	2,139,103
Research and development	1,184,445	1,491,660	5,202,160
Total operating expenses	4,328,475	8,319,152	26,001,429

Loss from operations	(4,328,475)	(8,297,032)	(25,979,309)

OTHER INCOME (EXPENSES):
Interest income	—	—	225
Interest expense	(170,196)	(1,005,932)	(1,333,797)
Loss on acquisition fee	(50,000)	—	(123,950)
Loss on disposal of property and equipment	(401)	—	(1,459)
Gain on disposal of property and equipment	—	25	25
Loss on impairment of patents	—	—	(127,274)
Loss on litigation	(132,540)	—	(159,240)
Realized gains on sale of securities	—	—	8,530
Total other income (expenses)	(353,137)	(1,005,907)	(1,736,940)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND MINORITY INTEREST	(4,681,612)	(9,302,939)	(27,716,249)

Benefit for income taxes	—	—	—

LOSS BEFORE MINORITY INTEREST	(4,681,612)	(9,302,939)	(27,716,249)

MINORITY INTEREST	233,202	—	246,214

NET LOSS	(4,448,410)	$(9,302,939)	$(27,470,035)

Net loss per common share (basic and diluted)	(0.02)	$(0.04)	$(0.26)

Weighted average number of common shares outstanding	197,536,041	234,978,056	104,088,795

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
December 17, 2002 - stock options granted at fair value - Mottayaw
December 17, 2002 - stock options granted at fair value - Dickman
December 17, 2002 - stock options granted at fair value - McVey
December 19, 2002 - stock warrants exercised and issued	$0.00	1,680,843	16,808
December 31, 2002 - adjust stock warrants exercised		—	—
December 31, 2002 - write-off deferred financing costs		—	—
December 31, 2002 - stock warrants granted at fair value - QAT
December 31, 2002 - stock options expired		—	—
Net loss (comprehensive net loss)		—	—
Balance, December 31, 2002		124,911,990	$1,249,120

January 1, 2003 - stock options granted at fair value - PTR Group		—	—
January 6, 2003 - stock issued for services at fair value - Benson	$0.04	4,000,000	40,000
January 1, 2003 - stock issued for cash	$0.01	1,000,000	10,000
January 7, 2003 - stock issued in lieu of accounts payable at fair value - La Jolla Cove Investore, Inc.	$0.01	5,000,000	50,000
January 14, 2003 - stock issued in lieu of accounts payable at fair value - La Jolla Cove Investore, Inc.	$0.01	5,000,000	50,000
January 31, 2003 - stock issued for services at fair value - Dodrill	$0.02	3,000,000	30,000
January 31, 2003 - stock issued for services at fair value - Dove	$0.02	3,000,000	30,000
January 31, 2003 - stock options exercised and issued	$0.04	3,000,000	30,000
February 3, 2003 - stock issued for services at fair value - Dickman	$0.02	100,000	1,000
February 3, 2003 - stock issued for services at fair value - Adam	$0.02	200,000	2,000
February 3, 2003 - stock issued for services at fair value - Mottayaw	$0.02	200,000	2,000
February 3, 2003 - stock issued for cash	$0.01	1,688,000	16,880
February 4, 2003 - stock options exercised and issued	$0.01	928,571	9,286
February 4, 2003 - stock issued for cash	$0.01	928,571	9,286
February 5, 2003 - Stock issued for services at fair value - VanSchaik	$0.02	200,000	2,000
February 5, 2003 - Stock issued for cash	$0.01	1,428,571	14,286
February 7, 2003 - stock issued for services at fair value - Brantley	$0.02	3,000,000	30,000
February 10, 2003 - stock issued for services at fair value - Collins	$0.02	775,000	7,750
February 10, 2003 - stock issued for services at fair value - McVey	$0.02	200,000	2,000
February 12, 2003 - stock issued for services at fair value - Yes, International	$0.02	200,000	2,000
February 14, 2003 - stock issued for services at fair value - Silvasy	$0.07	330,000	3,300
February 21, 2003 - stock issued for cash		750,000	7,500

February 26, 2003 - stock issued for services at fair value - Bevins	$0.02	10,000,000	100,000
March 7, 2003 - stock options granted at fair value - QAT		—	—
March 12, 2003 - Stock issued in partial satisfaction of note payable at fair value - Coldwater Capital	$0.02	3,272,727	32,727
March 12, 2003 - stock issued for cash	$0.01	423,077	4,230
March 31, 2003 - deferred stock compensation earned		—	—
March 31, 2003 - stock warrants granted at fair value - QAT
April 1, 2003 - consilidates subsidiary sale of additional shares		—	—
April 22, 2003 - stock options granted for services at fair value - QAT		—	—
April 22. 2003 - stock options granted for services at fair value - Gordon		—	—
May 7, 2003 - stock issued for cash	$—	750,000	7,500
May 20, 2003 - conversion of debentures	$0.17	28,837	288
May 30, 2003 - stock options exercised	$0.01	750,000	7,500
June 5, 2003 - stock warrants exercised	$—	5,000,000	50,000
June 6, 2003 -10% stock dividend issued		13,999,900	140,000
June 9, 2003 - stock warrants granted for services at fair value - Brantley		—	—
June 11, 2003 - stock issued for cash	$0.10	3,083,333	30,833
June 11, 2003 - stock options exercised - Brantley	$0.03	1,266,667	12,667
June 11, 2003 - stock options exercised - Dickman	$0.05	105,000	1,050
June 11. 2003 - stock options exercised - Gibson	$0.05	30,000	300
June 11. 2003 - stock options exercised - McVey	$0.05	80,000	800
June 11. 2003 - stock options exercised - Brantley	$0.07	500,000	5,000
June 11. 2003 - stock options exercised - Noser	$0.05	105,000	1,050
June 11, 2003 - stock options exercised - Ruggero	$0.05	180,000	1,800
June 11, 2003 - stock options exercised - Tate	$0.05	150,000	1,500
June 11. 2003 - stock issued for cash	$0.01	800,000	8,000
June 11, 2003 - stock issued for services at fair value - Noser	$0.17	300,000	3,000
June 13, 2003 - purchase treasury stock		—	—
June 20, 2003 - stock issued for services at fair value - Yes, International	$0.11	2,500,000	25,000
June 30, 2003 - stock warrants granted at fair value - QAT
June 30, 2003 - adjust stock issued for cash		—	—
July 9, 2003 - stock options exercised and stock issued for services		2,900,000	29,000
July 16, 2003 - stock options exercised in lieu of cash for at fair value - Solnet Technologies	$0.05	450,000	4,500
July 16, 2003 - stock options exercised - Adam	$0.05	105,000	1,050
July 16, 2003 - stock options exercised - Mottayaw	$0.05	105,000	1,050
July 16, 2003 - stock options exercised - Tanzini	$0.05	200,000	2,000
July 16, 2003 - stock options exercised in lieu of cash for at fair value - Erickson	$0.05	325,000	3,250
July 16, 2003 - stock issued for services at fair value - Mottayaw	$0.12	400,000	4,000
July 16, 2003 - stock issued for services at fair value - Adam	$0.12	400,000	4,000
July 16, 2003 - stock issued for services at fair value - Erickson	$0.20	300,000	3,000
July 23, 2003 - stock issued for cash	$0.11	750,000	7,500
July 23, 2003 - stock issued for cash	$0.09	1,000,000	10,000
July 23, 2003 - stock issued for cash	$0.06	4,166,000	41,660
August 15, 2003 - stock options granted at fair value - Polk
September 30, 2003 - stock warrants granted at fair value - QAT
September 30, 2003 - adjust stock issued for cash		—	—
September 30, 2003 - stock options issued for services at fair value - Stroup		—	—
October 1, 2003 - stock options granted at fair value - Vuksich
October 3, 2003 - adjust stock issued for cash		—	—
November 30, 2003 - stock options granted for services at fair value - Ference		—	—
December 1, 2003 - stock options granted for services at fair value - Stroup		—	—
December 16, 2003 - stock issued for cash	$0.17	100,000	1,000
December 16, 2003 - stock issued for cash	$0.17	90,000	900
December 16, 2003 - stock and stock options issued for cash	$0.11	11,823,528	118,235

December 31, 2003 - treasury stock activities		(250,000)	(2,500)
December 31, 2003 - adjust stock issued for cash		—	—
Net Loss (Comprehensive Net Loss)		—	—
Balance December 31, 2003		226,029,772	$2,260,298

January 1, 2004 - stock options issued for services as fair value - Benson	—	—	—
January 7, 2004 - stock options issued for services at fair value - Polk	—	—	—
January 15, 2004 - stock options issued for services at fair value - Mitsunaga	—	—	—
January 27, 2004 - stock issued for services at fair value - AMT Management	—	250,000	2,500
January 29, 2004 - stock subscription receivable payment received	—	—	—
February 2, 2004 - stock options issued for services at fair value - Giagtzis	—	—	—
February 12, 2004 - stock options issued for services at fair value - Gilberg	—		—
February 12, 2004 - stock options issued for services at fair value - Hershman	—		—
February 17, 2004 - subscribed stock returned and cancelled - Brantley	—	(1,784,874)	(17,849)
March 31, 2004 - stock options issued for services at fair value - Stroup	—		—
March 31, 2004 - stock options issued for services at fair value - Ference	—		—
March 31, 2004 - stock options issued for services at fair Value - Stroup	—		—
April 1, 2004 - stock issued for stock subscription receivable	$0.17	2,941,176	29,412
June 30, 2004 - beneficial conversion for agreements to issue convertible promissory notes - April through June 2004	—		—
June 30, 2004 - stock options issued for services at fair value - Giagtzis	—		—
June 30, 2004 - stock options issued for services at fair value - Stroup	—		—
June 30, 2004 - stock options issued for services at fair value - Ference	—		—
July 23, 2004 - stock options issued for services at fair value - Ference	—		—
August 2, 2004 - stock issued for services at fair value - Benson	$0.13	5,000,000	50,000
August 5, 2004 - stock issued for services at fair value - Ference	$0.16	2,000,000	20,000
August 5, 2004 - stock issued for services at fair value - Dove	$0.14	3,000,000	30,000
August 6, 2004 - stock issued for services at fair value - Murphy	$0.11	5,000,000	50,000
August 13, 2004 - stock issued for services at fair value - Noser	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Erickson	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Van Cooney	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Fayette	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Schwartz	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Smith	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Adam	$0.11	100,000	1,000
August 13, 2004 - stock issued for services at fair value - Mottayaw	$0.11	100,000	1,000
September 14, 2004 - stock issued for services at fair value - VanSchaik	$0.11	100,000	1,000
September 30, 2004 - stock options issued for services at fair value - Ference	—	—	—

September 30, 2004 - stock options issued for services at fair value - Adam	—	—	—
September 30, 2004 - stock options issued for services at fair value - Erickson	—	—	—
September 30, 2004 - stock options issued for services at fair value - Erickson	—	—	—
September 30, 2004 - stock options issued for services at fair value - Fayette	—	—	—
September 30, 2004 - stock options issued for services at fair value - Fayette	—	—	—
September 30, 2004 - stock options issued for services at fair value - Holzworth	—	—	—
September 30, 2004 - stock options issued for services at fair value - Holzworth	—	—	—
September 30, 2004 - stock options issued for services at fair value -Krishnan/Solnet	—	—	—
September 30, 2004 - stock options issued for services at fair value - Krishnan/Solnet	—	—	—
September 30, 2004 - stock options issued for services at fair value - Mottayaw	—	—	—
September 30, 2004 - stock options issued for services at fair value - Noser	—	—	—
September 30, 2004 - stock options issued for services at fair value - Noser	—	—	—
September 30, 2004 - stock options issued for services at fair value - Ruggero	—	—	—
September 30, 2004 - stock options issued for services at fair value - Ruggero	—	—	—
September 30, 2004 - stock options issued for services at fair value - Schwartz	—	—	—
September 30, 2004 - stock options issued for services at fair value - Schwartz	—	—	—
September 30, 2004 - stock options issued for services at fair value - Smith	—	—	—
September 30, 2004 - stock options issued for services at fair value - Smith	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Cooney/MRE	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Cooney/MRE	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Schaik/AT Soft	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Schaik/AT Soft	—	—	—
September 30, 2004 - beneficial conversion for agreements to issue convertible promissory notes - July through September 2004	—	—	—
October 29, 2004 - stock issued for services at fair value - Purohit	$0.07	1,000,000	10,000
October 29, 2004 - stock issued for services at fair value - Hester	$0.15	7,000,000	70,000
November 2, 2004 - stock issued upon conversion of convertible promissory note - Hughes	$0.03	750,000	7,500
November 17, 2004 - stock options issued for services at fair value - Purohit	—	—	—
November 23, 2004 - stock options issued for services at fair value - McGrath	—	—	—
December 31, 2004 - beneficial conversion of agreements to issue convertible promissory notes - October through December 2004	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Ference	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Erickson	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Fayette	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Holzworth	—	—	—

December 31, 2004 - stock options issued for services at fair value value - Krishnan/Solnet	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Noser	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Ruggero	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Schwartz	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Smith	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Van Cooney/MRE	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Van Schaik/AT Soft	—	—	—

Net Loss (Comprehensive Net Loss)		—	—
Balance December 31, 2004		252,086,074	2,520,861

The accompanying notes are an integral part of these consolidated financial statements.

		Common		Common				Deficit
		Stock	Common	Stock options				Accumulated During
	Additional	Subscriptions	Stock	Granted and	Deferred	Treasury	Deferred	Development
	Paid-in Capital	Receivable	Warrants	not exercised	Compensation	Stock	Financing Costs	Stage

Balance, January 13, 1999	$—	$—	$—	$—	$—	$—	$—	$—

January 13, 1999 - stock issued for services at fair value to Benson, Phillips, Cairns	(179,205)	(31,300)	—	—	—	—	—	—
January 29, 1999 - stock issued for cash	46,614	—	—	—	—	—	—	—
February 12, 1999 - stock issued for cash	64,095	—	—	—	—	—	—	—
February 17, 1999 - stock issued for cash	14,567	—	—	—	—	—	—	—
March 1, 1999 - stock issued for cash	42,730	—	—	—	—	—	—	—
March 2, 1999 - stock issued for cash	9,711	—	—	—	—	—	—	—
March 17, 1999 - stock issued for cash	14,567	—	—	—	—	—	—	—
March 19, 1999 - stock issued for cash	14,567	—	—	—	—	—	—	—
April 2, 1999 - stock issued for cash	33,990	—	—	—	—	—	—	—
April 9, 1999 - stock issued for cash	14,179	—	—	—	—	—	—	—
April 13, 1999 - stock issued for cash	4,856	—	—	—	—	—	—	—
April 14, 1999 - stock issued for cash	3,158	—	—	—	—	—	—	—
April 15, 1999 - stock issued for cash	19,423	—	—	—	—	—	—	—
April 16, 1999 - stock issued for cash	9,711	—	—	—	—	—	—	—
April 23, 1999 - stock issued for cash	63,124	—	—	—	—	—	—	—
April 26, 1999 - stock issued for services at fair value -Driscoll	9,711	—	—	—	—	—	—	—
May 3, 1999 - stock issued for cash	33,990	—	—	—	—	—	—	—
July 19, 1999 - stock issued for cash	34,240	—	—	—	—	—	—	—
July 26, 1999 - stock issued for cash	9,783	—	—	—	—	—	—	—
July 30, 1999 - stock issued for services at fair value - Barr-Haneau	7,284	—	—	—	—	—	—	—
July 30, 1999 - stock issued for services at fair value - Titus	(289)	—	—	—	—	—	—	—
August 2, 1999 - stock issued for cash	9,783	—	—	—	—	—	—	—
August 4, 1999 - stock issued for cash	10,309	—	—	—	—	—	—	—
August 10, 1999 - stock issued for cash	13,011	—	—	—	—	—	—	—
August 23, 1999 - stock issued for cash	23,773	—	—	—	—	—	—	—
August 24, 1999 - stock issued for cash	19,714	—	—	—	—	—	—	—
September 13, 1999 - stock issued for cash	26,023	—	—	—	—	—	—	—
September 17, 1999 - stock issued for cash	107,031	—	—	—	—	—	—	—
October 15, 1999 - stock issued for cash	7,807	—	—	—	—	—	—	—
October 21, 1999 - stock issued for cash	39,132	—	—	—	—	—	—	—
October 22, 1999 - stock issued for cash	50,187	—	—	—	—	—	—	—
October 25, 1999 - stock issued for cash	53,859	—	—	—	—	—	—	—
October 26, 1999 - stock issued for cash	16,264	—	—	—	—	—	—	—
November 5, 1999 - stock issued for cash	19,566	—	—	—	—	—	—	—
November 5, 1999 - stock issued for cash	999	—	—	—	—	—	—	—
November 9, 1999 - stock issued for cash	9,990	—	—	—	—	—	—	—
November 18, 1999 - stock issued for cash	9,990	—	—	—	—	—	—	—
November 23, 1999 - stock issued for cash	114,686	—	—	—	—	—	—	—
December 3, 1999 - stock issued for cash	11,988	—	—	—	—	—	—	—
December 7, 1999 - stock issued for cash	24,975	—	—	—	—	—	—	—
December 16, 1999 - stock issued for cash	3,996	—	—	—	—	—	—	—
December 17, 1999 - stock issued for cash	9,990	—	—	—	—	—	—	—
December 31, 1999 - stock issued for cash	9,990	—	—	—	—	—	—	—
December 31, 1999 - adjust stock issued for cash	—	—	—	—	—	—	—	—
Net loss (comprehensive net loss)	—	—	—	—	—	—	—	(1,046,928)
Balance, December 31, 1999	$863,869	$(31,300)	$—	$—	$—	$—	$—	$(1,046,928)

January 3, 2000 - stock issued for cash	19,980	—	—	—	—	—	—	—
January 14, 2000 - stock issued for cash	24,950	—	—	—	—	—	—	—

Janaury 14, 2000 - stock issued for services at fair value - Infocall	19,960	—	—	—	—	—	—	—
February 9, 2000 - stock issued for cash	19,980	—	—	—	—	—	—	—
February 10, 2000 - stock issued for cash	14,985	—	—	—	—	—	—	—
February 14, 2000 - stock issued for cash	4,995	—	—	—	—	—	—	—
February 15, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
February 22, 2000 - stock issued for cash	54,446	—	—	—	—	—	—	—
February 25, 2000 - stock issued for cash	12,987	—	—	—	—	—	—	—
February 28, 2000 - stock issued for cash	16,983	—	—	—	—	—	—	—
February 29, 2000 - stock issued for cash	19,980	—	—	—	—	—	—	—
March 2, 2000 - stock issued for cash	5,994	—	—	—	—	—	—	—
March 7, 2000 - stock issued for cash	1,998	—	—	—	—	—	—	—
March 8, 2000 - stock issued for cash	131,869	—	—	—	—	—	—	—
March 10, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
March 13, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
March 16, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
March 20, 2000 - stock issued for cash	23,976	—	—	—	—	—	—	—
March 23, 2000 - stock issued for cash	1,998	—	—	—	—	—	—	—
March 24, 2000 - stock issued for cash	39,960	—	—	—	—	—	—	—
March 29, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
March 30, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
April 19, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
April 27, 2000 - stock issued for cash	18,981	—	—	—	—	—	—	—
May 10, 2000 - stock issued for cash	9,990	—	—	—	—	—	—	—
May 12, 2000 - stock issued for cash	169,831	—	—	—	—	—	—	—
May 19, 2000 - stock issued for cash	20,380	—	—	—	—	—	—	—
June 19, 2000 - stock issued for cash	29,972	—	—	—	—	—	—	—
June 21, 2000 - stock issued for cash	41,958	—	—	—	—	—	—	—
June 30, 2000 - adjust stock issued for cash	33,183	—	—	—	—	—	—	—
June 30, 2000 - adjust stock issued for cash	(92,370)	—	—	—	—	—	—	—
July 1, 2000 - adjust stock issued for cash (Driscoll)	(10,000)	—	—	—	—	—	—	—
July 1, 2000 - adjust stock issued for cash (Wallet)	(12,000)	—	—	—	—	—	—	—
August 18, 2000 - share exchange adjustment	350	—	—	—	—	—	—	—
August 18, 2000 - stock issued as part of merger - Viola Group	(28,900)	—	—	—	—	—	—	—
August 18, 2000 - stock options granted and exercised for services at fair value - Clever	60,500	(250)	—	—	—	—	—	—
August 18, 2000 - stock options granted and exercised for subscription receivable - Benson	308,438	(309,375)	—	—	—	—	—	—
August 18, 2000 - stock options granted and exercised for subscription receivable, - Phillips	308,438	(309,375)	—	—	—	—	—	—
August 18, 2000 - stock options granted and exercised for subscriptions receivable - Cairns	106,925	(107,250)	—	—	—	—	—	—
August 22, 2000 - stock options granted at fair value - Kaiser	—	—	—	45,420	—	—	—	—
October 1, 2000 - payment of subscription receviable for services at fair value - Clever	—	250	—	—	—	—	—	—
October 1, 2000 - payment of subscription receviable for services at fair value - Benson	—	31,300	—	—	—	—	—	—
October 23, 2000 - stock options granted and exercised for services at fair value - Clever	56,000	—	—	—	—	—	—	—
October 30, 2000 - stock options granted and exercised for services at fair value - Benson	308,436	-37638	—	—	—	—	—	—
October 30, 2000 - stock options granted and exercised for services at fair value - Phillips	308,438	121,885	—	—	—	—	—	—
October 30, 2000 - stock options granted and exercised for services at fair value - Cairns	106,925	(12,243)	—	—	—	—	—	—
November 14, 2000 - stock issued services at fair value - Infocall	1,883,475	—	—	—	—	—	—	—
November 28, 2000 - stock issued for services at fair value - Net Connection Corp	917,643	—	—	—	—	—	—	—
November 28, 2000 - stock issued for services at fair value - Clever	56,000	—	—	—	—	—	—	—
November 28, 2000 - stock issued for services at fair value - Dodrill	102,080	—	—		—	—	—	—
November 28, 2000 - stock issued for services at fair value - Richfield	51,040	—	—		—	—	—	—
November 28, 2000 - share exchange adjustment (Benson, Phillips, Cairns, miscellaneous)	(1,186)	—	—		—	—	—	—
December 20, 2000 - stock options granted at fair value - Adams		—	—	255,246	—	—	—	—

December 21, 2000 - conversion of debentures	94,610	—	—	—	—	—	—	—
December 21, 2000 - stock options granted, exercised and issued (3rd Round Investors)	15,713	(2,255)	—	—	—	—	—	—
December 21, 2000 - stock options granted at fair value - Rivero	—	—	—	3,870	—	—	—	—
December 31, 2000 - stock options granted at fair value - Jacobs	—	—	—	2,153	—	—	—	—
December 31, 2000 - stock options granted at fair value - Royal				6,413
December 31, 2000 - stock options granted at fair value - Shewmaker				13,496
Net loss (comprehensive net loss)	—	—	—	—	—	—	—	(6,957,807)
Balance, December 31, 2000	$6,213,690	$(656,251)	$—	$326,598	$—	$—	$—	$(8,004,735)

January 2, 2001 - stock issued for services at fair value - Net Connection Corp.	963,016	—	—	—	—	—	—	—
January 29, 2001 - stock issued for services at fair value - Richfield	89,700	—	—	—	—	—	—	—
January 29, 2001 - stock issued for services at fair value - Kolb	563,164	—	—	—	(253,864)	—	—	—
January 29, 2001 - stock issued for services at fair value - Silvasy	12,760	—	—	—	—	—	—	—
January 29, 2001 - stock issued for services at fair value - Young	6,380	—	—	—	—	—	—	—
January 29, 2001 - stock issued for services at fair value - Adams	12,760	—	—	—	—	—	—	—
January 29, 2001 - stock issued for services at fair value - Transmedia	26,203	—	—	—	—	—	—	—
January 29, 2001 - stock options exercised and issued for cash - 3rd round investors	2,520	—	—	—	—	—	—	—
January 29, 2001 - stock issued for cash	92,092	—	—	—	—	—	—	—
January 29, 2001 - conversion of debentures	19,920	—	—	—	—	—	—	—
March 29, 2001 - stock options exercised and issued for cash - 3rd round investors	3,115	2,198	—	—	—	—	—	—
March 31, 2001 - payment of subscription receivable for services at fair value - Benson	—	347,014	—	—	—	—	—	—
March 31, 2001 - payment of subscription receivable for services at fair value - Phillips	—	119,493	—	—	—	—	—	—
March 31, 2001 - payment of subscription receivable for services at fair value - Cairns	—	187,490	—	—	—	—	—	—
March 31, 2001 - adjust stock issued for cash	—	—	—	—	—	—	—	—
April 4, 2001 - stock issued for services at fair value - Kolb	107,618	—	—	—	—	—	—	—
April 4, 2001 - stock issued for services at fair value - Annis	5,458	—	—	—	—	—	—	—
May 1, 2001 - stock options granted at fair value - Kaiser				30,974
May 4, 2001 - stock issued for services at fair value - Dove	45,774	—	—	—	—	—	—	—
May 21, 2001 - stock issued for services at fair value - Dove	24,618	—	—	—	—	—	—	—
May 21, 2001 - stock issued for services at fair value - Cairns	39,456	—	—	—	—	—	—	—
June 5, 2001 - stock issued for services at fair value - Young	4,110	—	—	—	—	—	—	—
June 5, 2001 - stock issued for services at fair value - Silvasy	5,460	—	—	—	—	—	—	—
June 12, 2001 - stock issued for services at fair value - Kolb	41,328	—	—	—	204,860	—	—	—
June 12, 2001 - stock issued for services at fair value - Dean-Dastvan	11,889	—	—	—	—	—	—	—
June 12, 2001 - adjust merger shares	(25)	—	—	—	—	—	—	—
June 25, 2001 - stock issued for services at fair value - Dove	32,162	—	—	—	(6,653)	—	—	—
July 5, 2001 - stock issued for services at fair value - Young	20,899	—	—	—	—	—	—	—
July 5, 2001 - stock issued for services at fair value - Silvasy	34,901	—	—	—	—	—	—	—
July 5, 2001 - stock issued for services at fair value - McGrath	6,780	—	—	—	—	—	—	—
July 12, 2001 - stock issued for services at fair value - Dean-Dastvan	16,032	—	—	—	—	—	—	—
July 12, 2001 - stock issued for services at fair value - Annis	25,267	—	—	—	—	—	—	—
July 25, 2001 - stock issued for services at fair value - Dove	20,569	—	—	—	6,653	—	—	—
July 25, 2001 - stock issued for services at fair value - Kolb	80,635	—	—	—	49,004	—	—	—
August 13, 2001 - stock issued for services at fair value - Dodrill	6,866	—	—	—	—	—	—	—
August 13, 2001 - stock issued for services at fair value - Silvasy	2,660	—	—	—	—	—	—	—

August 13, 2001 - stock issued for services at fair value - Young	3,480	—	—	—	—	—	—	—
August 13, 2001 - stock issued for services at fair value - McGrath	4,165	—	—	—	—	—	—	—
August 20, 2001 - stock issued for services at fair value - Net Connection Corp.	72,450	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Dodrill	19,280	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Hester	14,760	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - DeVal	15,355	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Noser	15,371	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Aro	15,374	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Holzworth	15,412	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Silvasy	1,585	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - Young	1,690	—	—	—	—	—	—	—
August 23, 2001 - stock issued for services at fair value - McGrath	3,060	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - DeVal	4,633	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Holzworth	7,245	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Hester	10,771	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Noser	7,937	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Silvasy	1,330	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Young	1,440	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Dean-Dastvan	3,480	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Dodrill	10,160	—	—	—	—	—	—	—
October 1, 2001 - stock issued for services at fair value - Kolb	11,576	—	—	—	—	—	—	—
October 1, 2001 - stock options granted at fair value - Dove	—	—	—	58,278	—	—	—	—
October 15, 2001 - stock issued for services at fair value - Hester	62,007	—	—	—	—	—	—	—
October 15, 2001 - stock issued for services at fair value - Dean-Dastvan	3,480	—	—	—	—	—	—	—
October 15, 2001 - stock issued for services at fair value - DeVal	2,106	—	—	—	—	—	—	—
October 15, 2001 - stock issued for services at fair value - Noser	4,004	—	—	—	—	—	—	—
October 15, 2001 - stock issued for services at fair value - Holzworth	3,803	—	—	—	—	—	—	—
October 15, 2001 - stock issued for services at fair value - Dodrill	16,525	—	—	—	—	—	—	—
November 5, 2001 - stock issued for services at fair value - Dove	6,190	—	—	—	—	—	—	—
November 5, 2001 - stock issued for services at fair value - Adams	2,880	—	—	—	—	—	—	—
November 5, 2001 - stock issued for services at fair value - Calver	1,920	—	—	—	—	—	—	—
November 7, 2001 - stock issued for services at fair value - Hester	37,248	—	—	—	—	—	—	—
November 7, 2001 - stock issued for services at fair value - Kolb	3,912	—	—	—	—	—	—	—
December 6, 2001 - stock issued for services at fair value - Dodrill, Hester, Kolb, Dove)	22,301	—	—	—	—	—	—	—

December 6, 2001 - stock issued for services at fair value - Hester	55,655	—	—	—	—	—	—	—
December 6, 2001 - stock issued for services at fair value - Kolb	3,069	—	—	—	—	—	—	—
December 6, 2001 - stock issued for services at fair value - Dove	4,500	—	—	—	—	—	—	—
December 21, 2001 - stock issued for deferred financing at fair value	125,250	—	—	—	—	—	(140,250)	—
December 21, 2001 - stock issued for services at fair value - Hester	50,655	—	—	—	—	—	—	—
December 31, 2001 - stock options expired (Rivero, Jacobs, Royal, Shewmaker)	25,932	—	—	(25,932)	—	—	—	—
Net loss (comprehensive net loss)	—	—	—	—	—	—	—	(2,806,599)
Balance, December 31, 2001	$9,209,768	$(56)	$—	$389,918	$—	$—	$(140,250)	$(10,811,334)

January 2, 2002 - financing fees recognized	—	—	—	—	—	—	93,500	—
January 7, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	33,648	—	—	—	—	—	—	—
January 9, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	26,745	—	—	—	—	—	—	—
February 1, 2002 - stock issued for services at fair value -Dodrill	4,100	—	—	—	—	—	—	—
February 1, 2002 - stock issued for services at fair value - Dove	2,000	—	—	—	—	—	—	—
February 1, 2002 - stock issued for services at fair value - Benson	20,000	—	—	—	—	—	—	—
February 1, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	3,964	—	—	—	—	—	—	—
February 8, 2002 - stock issued for services at fair value - Kristoff	2,000	—	—	—	—	—	—	—
February 14, 2002 - stock issued for cash	142,500	—	—	—	—	—	—	—
February 20, 2002 - stock issued for services at fair value - Dodrill	5,000	—	—	—	—	—	—	—
March 6, 2002 - stock issued for services at fair value - Dean-Dastvan	1,069	—	—	—	—	—	—	—
March 31, 2002 - stock options granted at fair value - Dove	—	—	—	21,192	—	—	—	—
April 23, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	8,792	—	—	—	—	—	—	—
May 1, 2002 - stock issued for services at fair value - Dean-Dastvan	6,842	—	—	—	—	—	—	—
May 1, 2002 - stock issued for services at fair value - Dodrill	(1,000)	—	—	—	—	—	—	—
May 1, 2002 - stock issued for services at fair value - Kristoff	3,000	—	—	—	—	—	—	—
May 6, 2002 - stock issued for services at fair value - Orr	6,250	—	—	—	—	—	—	—
May 7, 2002 - stock issued for service at fair value - Collins	206	—	—	—	—	—	—	—
May 7, 2002 - stock issued for service at fair value - DeVal	(240)	—	—	—	—	—	—	—
May 7, 2002 - stock issued for service at fair value - Holzworth	3,011	—	—	—	—	—	—	—
May 20, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	255,000	—	—	—	—	—	—	—
May 21, 2002 - stock issued for services at fair value - Kristoff	—	—	—	—	—	—	—	—
May 21, 2002 - stock issued for services at fair value - Kaiser	1,000	—	—	—	—	—	—	—
May 28, 2002 - stock options granted at fair value - Gibson	—	—	—	1,276	—	—	—	—
May 29, 2002 - stock options granted at fair value - Bragg				1,383
June 6, 2002 - stock issued for services at fair value - Ashley Associates	50,000	—	—	—	—	—	—	—
June 12, 2002 - stock options granted at fair value - Erickson				813
June 13, 2002 - stock options granted at fair value - Tate				975
June 21, 2002 - stock options granted at fair value - Rugerro				1,170
June 30, 2002 - stock warrants granted at fair value - QAT				8,900
July 5, 2002 - stock issued for services at fair value - Galpern	15,000	—	—	—	—	—	—	—
July 5, 2002 - stock issued for services at fair value - Sellars	3,500	—	—	—	—	—	—	—
July 5, 2002 - stock issued for services at fair value - Cella	3,500	—	—	—	—	—	—	—
July 12, 2002 - stock options granted at fair value - Tanzini				1,300
July 12, 2002 - stock options granted at fair value - Krishnan				2,925
July 31, 2002 - stock issued for services at fair value - Seymour	3,000	—	—	—	—	—	—	—
August 18, 2002 - adjust issuances to investor to satisfy litigation - La Jolla Cove Investors	(142,388)	—	—	—	—	—	—	—
August 19, 2002 - stock issued to satisfy litigation with investor at fair value - La Jolla Cove Investors	(4,000)	—	—	—	—	—	—	—

August 19, 2002 - stock issued to satisfy note payable litigation at fair value - North Atlantic Partners	52,469	—	—	—	—	—	—	—
August 19, 2002 - stock issued for services at fair value - Dean-Dastvan	—	—	—	—	—	—	—	—
August 19, 2002 - stock issued for services at fair value - Dodrill	—	—	—	—	—	—	—	—
August 19, 2002 - stock issued for cash	—	—	—	—	—	—	—	—
August 21, 2002 - stock warrants granted to investor (La Jolla Cove Investors)	—	—	50,000	—	—	—	—	—
August 22, 2002 - stock options expired - Kaiser	76,394	—	—	(76,394)	—	—	—	—
August 22, 2002 - stock options granted at fair value - Kaiser				8,784
August 29, 2002 - stock options granted at fair value - Erickson				1,300
September 12, 2002 - stock issued for services at fair value - BJG Holdings	12,000	—	—	—	—	—	—	—
September 30, 2002 - stock warrants granted at fair value - QAT				8,900
October 9, 2002 - stock issued for services at fair value - Adam	(4,000)	—	—	—	—	—	—	—
October 9, 2002 - stock issued for services at fair value - Mottayaw	(4,000)	—	—	—	—	—	—	—
October 9, 2002 - stock issued for services at fair value - Ference	(16,000)	—	—	—	—	—	—	—
October 9, 2002 - stock issued for services at fair value - Erickson	(3,000)	—	—	—	—	—	—	—
October 9, 2002 - stock issued for services at fair value - Noser	(3,000)	—	—	—	—	—	—	—
October 9, 2002 - stock issued for services at fair value - Hester	(6,000)	—	—	—	—	—	—	—
October 16, 2002 - stock issued for cash	1,606	—	—	—	—	—	—	—
October 18, 2002 - stock issued for cash	10,029	—	—	—	—	—	—	—
October 18, 2002 - adjust stock warrant grant to investor (La Jolla Cove Investors)	—	—	25,000	—	—	—	—	—
October 23, 2002 - stock issued for service at fair value - Kaiser	(6,500)	—	—	—	—	—	—	—
October 23, 2002 - stock warrants exercised and issued	(466)	—	(1,876)	—	—	—	—	—
October 23, 2002 - stock issued for cash	10,783	—	—	—	—	—	—	—

October 25, 2002 - stock issued for services at fair value - Benson	21,000	—	—	—	—	—	—	—
October 30, 2002 - stock warrants exercised and issued	(2,794)	—	(11,250)	—	—	—	—	—
November 5, 2002 - stock issued for cash	(5,000)	—	—	—	—	—	—	—
November 6, 2002 - stock issued for cash	950	—	—	—	—	—	—	—
November 6, 2002 - stock warrants exercised and issued	(931)	—	(3,750)	—	—	—	—	—
November 8, 2002 - stock issued for cash	(1,329)	—	—	—	—	—	—	—
November 12, 2002 - stock options granted at fair value - PMR	—	—	—	38,100	—	—	—	—
November 18, 2002 - stock warrants exercised and issued	(2,921)	—	(11,761)	—	—	—	—	—
November 19, 2002 - stock warrants exercised and issued	(931)	—	(3,750)	—	—	—	—	—
November 21, 2002 - stock warrants exercised and issued	(3,725)	—	(15,000)	—	—	—	—	—
November 25, 2002 - stock issued for services at fair value - PMR Group	56,000	—	—	—	(47,400)	—	—	—
December 4, 2002 - stock warrants granted to investor (La Jolla Cove Investors)	—	—	25,000	—	—	—	—	—
December 9, 2002 - stock issued for cash	(5,000)	—	—	—	—	—	—	—
December 11, 2002 - stock warrants exercised and issued	(3,725)	—	(15,000)	—	—	—	—	—
December 17, 2002 - stock options granted at fair value - Noser				1,869
December 17, 2002 - stock options granted at fair value - Adam				1,869
December 17, 2002 - stock options granted at fair value - Mottayaw				1,869
December 17, 2002 - stock options granted at fair value - Dickman				1,869
December 17, 2002 - stock options granted at fair value - McVey				1,424
December 19, 2002 - stock warrants exercised and issued	(3,131)	—	(12,606)	—	—	—	—	—
December 31, 2002 - adjust stock warrants exercised	—	—	(7)	—	—	—	—	—
December 31, 2002 - write-off deferred financing costs	—	—	—	—	—	—	46,750	—
December 31, 2002 - stock warrants granted at fair value - QAT				8,900
December 31, 2002 - stock options expired	255,246	—	—	(255,246)	—	—	—	—
Net loss (comprehensive net loss)	—	—	—	—	—	—	—	(2,907,352)
Balance, December 31, 2002	$10,086,291	$(56)	$25,000	$173,096	$(47,400)	$—	$—	$(13,718,686)

January 1, 2003 - stock options granted at fair value - PTR Group	—	—	—	12,000	—	—	—	—
January 6, 2003 - stock issued for services at fair value - Benson	120,000	—	—	—	—	—	—	—
January 1, 2003 - stock issued for cash	(1,705)	—	—	—	—	—	—	—
January 7, 2003 - stock issued in lieu of accounts payable at fair value - La Jolla Cove Investore, Inc.	—	—	—	—	—	—	—	—
January 14, 2003 - stock issued in lieu of accounts payable at fair value - La Jolla Cove Investore, Inc.	—	—	—	—	—	—	—	—
January 31, 2003 - stock issued for services at fair value - Dodrill	15,000	—	—	—	—	—	—	—
January 31, 2003 - stock issued for services at fair value - Dove	42,296	—	—	—	—	—	—	—
January 31, 2003 - stock options exercised and issued	46,100	—	—	(38,100)	—	—	—	—
February 3, 2003 - stock issued for services at fair value - Dickman	1,000	—	—	—	—	—	—	—
February 3, 2003 - stock issued for services at fair value - Adam	2,000	—	—	—	—	—	—	—
February 3, 2003 - stock issued for services at fair value - Mottayaw	2,000	—	—	—	—	—	—	—
February 3, 2003 - stock issued for cash	(2,878)	—	—	—	—	—	—	—
February 4, 2003 - stock options exercised and issued	914	—	—	—	—	—	—	—
February 4, 2003 - stock issued for cash	(1,583)	—	—	—	—	—	—	—
February 5, 2003 - Stock issued for services at fair value - VanSchaik	2,000	—	—	—	—	—	—	—
February 5, 2003 - Stock issued for cash	2,214	—	—	—	—	—	—	—
February 7, 2003 - stock issued for services at fair value - Brantley	30,000	—	—	—	—	—	—	—
February 10, 2003 - stock issued for services at fair value - Collins	8,455	—	—	—	—	—	—	—
February 10, 2003 - stock issued for services at fair value - McVey	2,000	—	—	—	—	—	—	—
February 12, 2003 - stock issued for services at fair value - Yes, International	2,000	—	—	—	—	—	—	—
February 14, 2003 - stock issued for services at fair value - Silvasy	20,700	—	—	—	—	—	—	—
February 21, 2003 - stock issued for cash	2,500	—	—	—	—	—	—	—

February 26, 2003 - stock issued for services at fair value - Bevins	100,000	—	—	—	—	—	—	—
March 7, 2003 - stock options granted at fair value - QAT	—	—	—	—	—	—	—	—
March 12, 2003 - Stock issued in partial satisfaction of note payable at fair value - Coldwater Capital	29,992	—	—	—	—	—	—	—
March 12, 2003 - stock issued for cash	1,270	—	—	—	—	—	—	—
March 31, 2003 - deferred stock compensation earned	—	—	—	—	47,400	—	—	—
March 31, 2003 - stock warrants granted at fair value - QAT				8,900
April 1, 2003 - consilidates subsidiary sale of additional shares	(60,943)	—	—	—	—	—	—	—
April 22, 2003 - stock options granted for services at fair value - QAT	—	—	—	266,000	—	—	—	—
April 22. 2003 - stock options granted for services at fair value - Gordon	—	—	—	85,000	—	—	—	—
May 7, 2003 - stock issued for cash	(4,170)	—	—	—	—	—	—	—
May 20, 2003 - conversion of debentures	4,712	—	—	—	—	—	—	—
May 30, 2003 - stock options exercised	13,500	—	—	(12,000)	—	—	—	—
June 5, 2003 - stock warrants exercised	(25,000)	—	(25,000)	—	—	—	—	—
June 6, 2003 -10% stock dividend issued	(140,000)	—	—	—	—	—	—	—
June 9, 2003 - stock warrants granted for services at fair value - Brantley	—	—	—	330,200	—	—	—	—
June 11, 2003 - stock issued for cash	262,084	—	—	—	(42,917)	—	—	—
June 11, 2003 - stock options exercised - Brantley	25,333	—	—	—	—	—	—	—
June 11, 2003 - stock options exercised - Dickman	6,069	—	—	(1,869)	—	—	—	—
June 11. 2003 - stock options exercised - Gibson	2,476	—	—	(1,276)	—	—	—	—
June 11. 2003 - stock options exercised - McVey	4,624	—	—	(1,424)	—	—	—	—
June 11. 2003 - stock options exercised - Brantley	115,000	—	—	(85,000)	—	—	—	—
June 11. 2003 - stock options exercised - Noser	6,069	—	—	(1,869)	—	—	—	—
June 11, 2003 - stock options exercised - Ruggero	8,370	—	—	(1,170)	—	—	—	—
June 11, 2003 - stock options exercised - Tate	6,975	—	—	(975)	—	—	—	—
June 11. 2003 - stock issued for cash	—	—	—	—	—	—	—	—
June 11, 2003 - stock issued for services at fair value - Noser	48,000	—	—	—	—	—	—	—
June 13, 2003 - purchase treasury stock	—	—	—			(50,000)
June 20, 2003 - stock issued for services at fair value - Yes, International	240,000	—	—	—	—	—	—	—
June 30, 2003 - stock warrants granted at fair value - QAT				8,900
June 30, 2003 - adjust stock issued for cash	(64,096)	—	—	—
July 9, 2003 - stock options exercised and stock issued for services	313,670	—	—	(266,000)	—	—	—	—
July 16, 2003 - stock options exercised in lieu of cash for at fair value - Solnet Technologies	20,925	—	—	(2,925)	—	—	—	—
July 16, 2003 - stock options exercised - Adam	6,069	—	—	(1,869)	—	—	—	—
July 16, 2003 - stock options exercised - Mottayaw	6,069	—	—	(1,869)	—	—	—	—
July 16, 2003 - stock options exercised - Tanzini	9,300	—	—	(1,300)	—	—	—	—
July 16, 2003 - stock options exercised in lieu of cash for at fair value - Erickson	15,113	—	—	(2,113)	—	—	—	—
July 16, 2003 - stock issued for services at fair value - Mottayaw	44,000	—	—	—	—	—	—	—
July 16, 2003 - stock issued for services at fair value - Adam	44,000	—	—	—	—	—	—	—
July 16, 2003 - stock issued for services at fair value - Erickson	57,000	—	—	—	—	—	—	—
July 23, 2003 - stock issued for cash	78,000	—	—	—	—	—	—	—
July 23, 2003 - stock issued for cash	78,000	—	—	—	—	—	—	—
July 23, 2003 - stock issued for cash	208,340	(80,000)
August 15, 2003 - stock options granted at fair value - Polk				232,250
September 30, 2003 - stock warrants granted at fair value - QAT				8,900
September 30, 2003 - adjust stock issued for cash	59,201	—	—	—	—	—	—	—
September 30, 2003 - stock options issued for services at fair value - Stroup	—	—	—	11,700	—	—	—	—
October 1, 2003 - stock options granted at fair value - Vuksich				5,960
October 3, 2003 - adjust stock issued for cash	200,000	—	—	—	—	—	—	—
November 30, 2003 - stock options granted for services at fair value - Ference	—	—	—	158,533	—	—	—	—
December 1, 2003 - stock options granted for services at fair value - Stroup	—	—	—	54,175	—	—	—	—
December 16, 2003 - stock issued for cash	16,000	—	—	—	—	—	—	—
December 16, 2003 - stock issued for cash	14,400	—	—	—	—	—	—	—
December 16, 2003 - stock and stock options issued for cash	792,465	(40,000)	—	89,300	—	—	—	—

December 31, 2003 - treasury stock activities	(47,500)	—	—	—	—	(25,392)	—	—
December 31, 2003 - adjust stock issued for cash	42,054	—	—	—	—	—	—	—
Net Loss (Comprehensive Net Loss)	—	—	—	—	—	—	—	(4,448,410)
Balance December 31, 2003	$12,916,675	$(120,056)	$—	$1,025,155	$(42,917)	$(75,392)	$—	$(18,167,096)

January 1, 2004 - stock options issued for services as fair value - Benson	—	—	—	220,500	—	—	—	—
January 7, 2004 - stock options issued for services at fair value - Polk	—	—	—	35,600	—	—	—	—
January 15, 2004 - stock options issued for services at fair value - Mitsunaga	—	—	—	346,871	—	—	—	—
January 27, 2004 - stock issued for services at fair value - AMT Management	37,500	—	—	—	—	—	—	—
January 29, 2004 - stock subscription receivable payment received	—	40,000	—	—	—	—	—	—
February 2, 2004 - stock options issued for services at fair value - Giagtzis	—	—	—	14,400	—	—	—	—
February 12, 2004 - stock options issued for services at fair value - Gilberg	—	—	—	131,800	—	—	—	—
February 12, 2004 - stock options issued for services at fair value - Hershman	—	—	—	65,900	—	—	—	—
February 17, 2004 - subscribed stock returned and cancelled - Brantley	(105,068)	80,000	—	—	42,917	—	—	—
March 31, 2004 - stock options issued for services at fair value - Stroup	—	—	—	35,100	—	—	—	—
March 31, 2004 - stock options issued for services at fair value - Ference	—	—	—	32,800	—	—	—	—
March 31, 2004 - stock options issued for services at fair Value - Stroup	—	—	—	57,225	—	—	—	—
April 1, 2004 - stock issued for stock subscription receivable	470,588	(420,000)
June 30, 2004 - beneficial conversion for agreements to issue convertible promissory notes - April through June 2004	343,093	—	—	—	—	—	—	—
June 30, 2004 - stock options issued for services at fair value - Giagtzis	—	—	—	7,200	—	—	—	—
June 30, 2004 - stock options issued for services at fair value - Stroup	—	—	—	53,700	—	—	—	—
June 30, 2004 - stock options issued for services at fair value - Ference	—	—	—	32,799	—	—	—	—
July 23, 2004 - stock options issued for services at fair value - Ference	—	—	—	194,600	—	—	—	—
August 2, 2004 - stock issued for services at fair value - Benson	608,750	—	—	—	—	—	—	—
August 5, 2004 - stock issued for services at fair value - Ference	300,000	—	—	—	—	—	—	—
August 5, 2004 - stock issued for services at fair value - Dove	390,750	—	—	—	—	—	—	—
August 6, 2004 - stock issued for services at fair value - Murphy	494,000	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Noser	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Erickson	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Van Cooney	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Fayette	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Schwartz	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Smith	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Adam	10,050	—	—	—	—	—	—	—
August 13, 2004 - stock issued for services at fair value - Mottayaw	10,050	—	—	—	—	—	—	—
September 14, 2004 - stock issued for services at fair value - VanSchaik	10,050	—	—	—	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Ference	—	—	—	32,800	—	—	—	—

September 30, 2004 - stock options issued for services at fair value - Adam	—	—	—	7,810	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Erickson	—	—	—	7,810	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Erickson	—	—	—	2,868	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Fayette	—	—	—	6,453	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Fayette	—	—	—	7,170	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Holzworth	—	—	—	10,397	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Holzworth	—	—	—	7,810	—	—	—	—
September 30, 2004 - stock options issued for services at fair value -Krishnan/Solnet	—	—	—	15,620	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Krishnan/Solnet	—	—	—	6,453	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Mottayaw	—	—	—	7,810	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Noser	—	—	—	6,453	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Noser	—	—	—	7,810	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Ruggero	—	—	—	3,155	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Ruggero	—	—	—	7,810	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Schwartz	—	—	—	3,226	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Schwartz	—	—	—	7,170	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Smith	—	—	—	2,151	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Smith	—	—	—	7,170	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Cooney/MRE	—	—	—	3,585	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Cooney/MRE	—	—	—	7,170	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Schaik/AT Soft	—	—	—	7,170	—	—	—	—
September 30, 2004 - stock options issued for services at fair value - Van Schaik/AT Soft	—	—	—	6,453	—	—	—	—
September 30, 2004 - beneficial conversion for agreements to issue convertible promissory notes - July through September 2004	494,635	—	—	—	—	—	—	—
October 29, 2004 - stock issued for services at fair value - Purohit	63,100	—	—	—	—	—	—	—
October 29, 2004 - stock issued for services at fair value - Hester	1,005,250	—	—	—	—	—	—	—
November 2, 2004 - stock issued upon conversion of convertible promissory note - Hughes	17,250	—	—	—	—	—	—	—
November 17, 2004 - stock options issued for services at fair value - Purohit	—	—	—	158,000	—	—	—	—
November 23, 2004 - stock options issued for services at fair value - McGrath	—	—	—	134,500	—	—	—	—
December 31, 2004 - beneficial conversion of agreements to issue convertible promissory notes - October through December 2004	17,600	—	—	—	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Ference	—	—	—	280,335	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Erickson	—	—	—	1,134	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Fayette	—	—	—	2,551	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Holzworth	—	—	—	4,111	—	—	—	—

December 31, 2004 - stock options issued for services at fair value value - Krishnan/Solnet	—	—	—	2,551	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Noser	—	—	—	2,551	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Ruggero	—	—	—	1,248	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Schwartz	—	—	—	1,276	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Smith	—	—	—	850	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Van Cooney/MRE	—	—	—	1,418	—	—	—	—
December 31, 2004 - stock options issued for services at fair value value - Van Schaik/AT Soft	—	—	—	2,551	—	—	—	—

Net Loss (Comprehensive Net Loss)	—	—	—	—	—	—	—	(9,302,939)
Balance December 31, 2004	17,144,573	(420,056)	—	3,029,050	—	(75,392)	—	(27,470,035)

Total

Balance, January 13, 1999	$—

January 13, 1999 - stock issued for services at fair value to Benson, Phillips, Cairns	63,700
January 29, 1999 - stock issued for cash	48,000
February 12, 1999 - stock issued for cash	66,000
February 17, 1999 - stock issued for cash	15,000
March 1, 1999 - stock issued for cash	44,000
March 2, 1999 - stock issued for cash	10,000
March 17, 1999 - stock issued for cash	15,000
March 19, 1999 - stock issued for cash	15,000
April 2, 1999 - stock issued for cash	35,000
April 9, 1999 - stock issued for cash	14,600
April 13, 1999 - stock issued for cash	5,000
April 14, 1999 - stock issued for cash	3,250
April 15, 1999 - stock issued for cash	20,000
April 16, 1999 - stock issued for cash	10,000
April 23, 1999 - stock issued for cash	65,000
April 26, 1999 - stock issued for services at fair value -Driscoll	10,000
May 3, 1999 - stock issued for cash	35,000
July 19, 1999 - stock issued for cash	35,000
July 26, 1999 - stock issued for cash	10,000
July 30, 1999 - stock issued for services at fair value - Barr-Haneau	7,500
July 30, 1999 - stock issued for services at fair value - Titus	—
August 2, 1999 - stock issued for cash	10,000
August 4, 1999 - stock issued for cash	10,540
August 10, 1999 - stock issued for cash	13,300
August 23, 1999 - stock issued for cash	24,302
August 24, 1999 - stock issued for cash	20,151
September 13, 1999 - stock issued for cash	26,600
September 17, 1999 - stock issued for cash	109,405
October 15, 1999 - stock issued for cash	7,980
October 21, 1999 - stock issued for cash	40,000
October 22, 1999 - stock issued for cash	51,300
October 25, 1999 - stock issued for cash	55,054
October 26, 1999 - stock issued for cash	16,625
November 5, 1999 - stock issued for cash	20,000
November 5, 1999 - stock issued for cash	1,000
November 9, 1999 - stock issued for cash	10,000
November 18, 1999 - stock issued for cash	10,000
November 23, 1999 - stock issued for cash	114,800
December 3, 1999 - stock issued for cash	12,000
December 7, 1999 - stock issued for cash	25,000
December 16, 1999 - stock issued for cash	4,000
December 17, 1999 - stock issued for cash	10,000
December 31, 1999 - stock issued for cash	10,000
December 31, 1999 - adjust stock issued for cash	—
Net loss (comprehensive net loss)	(1,046,928)
Balance, December 31, 1999	$82,179

January 3, 2000 - stock issued for cash	20,000
January 14, 2000 - stock issued for cash	25,000

January 14, 2000 - stock issued for services at fair value - Infocall	20,000
February 9, 2000 - stock issued for cash	20,000
February 10, 2000 - stock issued for cash	15,000
February 14, 2000 - stock issued for cash	5,000
February 15, 2000 - stock issued for cash	10,000
February 22, 2000 - stock issued for cash	54,500
February 25, 2000 - stock issued for cash	13,000
February 28, 2000 - stock issued for cash	17,000
February 29, 2000 - stock issued for cash	20,000
March 2, 2000 - stock issued for cash	6,000
March 7, 2000 - stock issued for cash	2,000
March 8, 2000 - stock issued for cash	132,000
March 10, 2000 - stock issued for cash	10,000
March 13, 2000 - stock issued for cash	10,000
March 16, 2000 - stock issued for cash	10,000
March 20, 2000 - stock issued for cash	24,000
March 23, 2000 - stock issued for cash	2,000
March 24, 2000 - stock issued for cash	40,000
March 29, 2000 - stock issued for cash	10,000
March 30, 2000 - stock issued for cash	10,000
April 19, 2000 - stock issued for cash	10,000
April 27, 2000 - stock issued for cash	19,000
May 10, 2000 - stock issued for cash	10,000
May 12, 2000 - stock issued for cash	170,000
May 19, 2000 - stock issued for cash	20,400
June 19, 2000 - stock issued for cash	30,002
June 21, 2000 - stock issued for cash	42,000
June 30, 2000 - adjust stock issued for cash	33,200
June 30, 2000 - adjust stock issued for cash	(92,401)
July 1, 2000 - adjust stock issued for cash (Driscoll)	(10,000)
July 1, 2000 - adjust stock issued for cash(Wallet)	(12,000)
August 18, 2000 - share exchange adjustment	—
August 18, 2000 - stock issued as part of merger - Viola Group	4,100
August 18, 2000 - stock options granted and exercised for services at fair value - Clever	60,500
August 18, 2000 - stock options granted and exercised for subscription receivable - Benson	—
August 18, 2000 - stock options granted and exercised for subscription receivable, - Phillips	—
August 18, 2000 - stock options granted and exercised for subscriptions receivable - Cairns	—
August 22, 2000 - stock options granted at fair value - Kaiser	45,420
October 1, 2000 - payment of subscription receviable for services at fair value - Clever	250
October 1, 2000 - payment of subscription receviable for services at fair value - Benson	31,300
October 23, 2000 - stock options granted and exercised for services at fair value - Clever	56,250
October 30, 2000 - stock options granted and exercised for services at fair value - Benson	271,736
October 30, 2000 - stock options granted and exercised for services at fair value - Phillips	431,260
October 30, 2000 - stock options granted and exercised for services at fair value - Cairns	95,007
November 14, 2000 - stock issued services at fair value - Infocall	1,893,375
November 28, 2000 - stock issued for services at fair value - Net Connection Corp	921,043
November 28, 2000 - stock issued for services at fair value - Clever	56,250
November 28, 2000 - stock issued for services at fair value - Dodrill	102,480
November 28, 2000 - stock issued for services at fair value - Richfield	51,240
November 28, 2000 - share exchange adjustment (Benson, Phillips, Cairns, miscellaneous)	—
December 20, 2000 - stock options granted at fair value - Adams	255,246

December 21, 2000 - conversion of debentures	94,990
December 21, 2000 - stock options granted, exercised and issued (3rd Round Investors)	15,204
December 21, 2000 - stock options granted at fair value - Rivero	3,870
December 31, 2000 - stock options granted at fair value - Jacobs	2,153
December 31, 2000 - stock options granted at fair value - Royal	6,413
December 31, 2000 - stock options granted at fair value - Shewmaker	13,496
Net loss (comprehensive net loss)	(6,957,807)
Balance, December 31, 2000	$(1,768,344)

January 2, 2001 - stock issued for services at fair value - Net Connection Corp.	966,416
January 29, 2001 - stock issued for services at fair value - Richfield	90,000
January 29, 2001 - stock issued for services at fair value - Kolb	311,300
January 29, 2001 - stock issued for services at fair value - Silvasy	12,810
January 29, 2001 - stock issued for services at fair value - Young	6,405
January 29, 2001 - stock issued for services at fair value - Adams	12,810
January 29, 2001 - stock issued for services at fair value - Transmedia	26,293
January 29, 2001 - stock options exercised and issued for cash - 3rd round investors	2,800
January 29, 2001 - stock issued for cash	92,400
January 29, 2001 - conversion of debentures	20,000
March 29, 2001 - stock options exercised and issued for cash - 3rd round investors	5,659
March 31, 2001 - payment of subscription receivable for services at fair value - Benson	347,014
March 31, 2001 - payment of subscription receivable for services at fair value - Phillips	119,493
March 31, 2001 - payment of subscription receivable for services at fair value - Cairns	187,490
March 31, 2001 - adjust stock issued for cash	—
April 4, 2001 - stock issued for services at fair value - Kolb	108,118
April 4, 2001 - stock issued for services at fair value - Annis	5,508
May 1, 2001 - stock options granted at fair value - Kaiser	30,974
May 4, 2001 - stock issued for services at fair value - Dove	46,074
May 21, 2001 - stock issued for services at fair value - Dove	24,918
May 21, 2001 - stock issued for services at fair value - Cairns	39,781
June 5, 2001 - stock issued for services at fair value - Young	4,160
June 5, 2001 - stock issued for services at fair value - Silvasy	5,510
June 12, 2001 - stock issued for services at fair value - Kolb	246,788
June 12, 2001 - stock issued for services at fair value - Dean-Dastvan	12,089
June 12, 2001 - adjust merger shares	—
June 25, 2001 - stock issued for services at fair value - Dove	25,809
July 5, 2001 - stock issued for services at fair value - Young	21,099
July 5, 2001 - stock issued for services at fair value - Silvasy	35,201
July 5, 2001 - stock issued for services at fair value - McGrath	6,880
July 12, 2001 - stock issued for services at fair value - Dean-Dastvan	16,232
July 12, 2001 - stock issued for services at fair value - Annis	25,367
July 25, 2001 - stock issued for services at fair value - Dove	27,522
July 25, 2001 - stock issued for services at fair value - Kolb	130,639
August 13, 2001 - stock issued for services at fair value - Dodrill	6,971
August 13, 2001 - stock issued for services at fair value - Silvasy	2,760

August 13, 2001 - stock issued for services at fair value - Young	3,580
August 13, 2001 - stock issued for services at fair value - McGrath	4,315
August 20, 2001 - stock issued for services at fair value - Net Connection Corp.	73,950
August 23, 2001 - stock issued for services at fair value - Dodrill	19,680
August 23, 2001 - stock issued for services at fair value - Hester	15,160
August 23, 2001 - stock issued for services at fair value - DeVal	15,755
August 23, 2001 - stock issued for services at fair value - Noser	15,771
August 23, 2001 - stock issued for services at fair value - Aro	15,774
August 23, 2001 - stock issued for services at fair value - Holzworth	15,812
August 23, 2001 - stock issued for services at fair value - Silvasy	1,635
August 23, 2001 - stock issued for services at fair value - Young	1,740
August 23, 2001 - stock issued for services at fair value - McGrath	3,160
October 1, 2001 - stock issued for services at fair value - DeVal	4,933
October 1, 2001 - stock issued for services at fair value - Holzworth	7,545
October 1, 2001 - stock issued for services at fair value - Hester	11,071
October 1, 2001 - stock issued for services at fair value - Noser	8,237
October 1, 2001 - stock issued for services at fair value - Silvasy	1,380
October 1, 2001 - stock issued for services at fair value - Young	1,490
October 1, 2001 - stock issued for services at fair value - Dean-Dastvan	3,780
October 1, 2001 - stock issued for services at fair value - Dodrill	10,560
October 1, 2001 - stock issued for services at fair value - Kolb	11,876
October 1, 2001 - stock options granted at fair value - Dove	58,278
October 15, 2001 - stock issued for services at fair value - Hester	64,507
October 15, 2001 - stock issued for services at fair value - Dean-Dastvan	3,780
October 15, 2001 - stock issued for services at fair value - DeVal	2,376
October 15, 2001 - stock issued for services at fair value - Noser	4,274
October 15, 2001 - stock issued for services at fair value - Holzworth	4,073
October 15, 2001 - stock issued for services at fair value - Dodrill	17,025
November 5, 2001 - stock issued for services at fair value - Dove	6,740
November 5, 2001 - stock issued for services at fair value - Adams	3,000
November 5, 2001 - stock issued for services at fair value - Calver	2,000
November 7, 2001 - stock issued for services at fair value - Hester	39,748
November 7, 2001 - stock issued for services at fair value - Kolb	4,212
December 6, 2001 - stock issued for services at fair value - Dodrill, Hester, Kolb, Dove)	24,301

December 6, 2001 - stock issued for services at fair value - Hester	60,655
December 6, 2001 - stock issued for services at fair value - Kolb	3,469
December 6, 2001 - stock issued for services at fair value - Dove	4,800
December 21, 2001 - stock issued for deferred financing at fair value	—
December 21, 2001 - stock issued for services at fair value - Hester	55,655
December 31, 2001 - stock options expired (Rivero, Jacobs, Royal, Shewmaker)	—
Net loss (comprehensive net loss)	(2,806,599)
Balance, December 31, 2001	$(945,556)

January 2, 2002 - financing fees recognized	93,500
January 7, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	38,648
January 9, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	31,045
February 1, 2002 - stock issued for services at fair value -Dodrill	5,100
February 1, 2002 - stock issued for services at fair value - Dove	3,000
February 1, 2002 - stock issued for services at fair value - Benson	30,000
February 1, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	8,964
February 8, 2002 - stock issued for services at fair value - Kristoff	3,000
February 14, 2002 - stock issued for cash	192,500
February 20, 2002 - stock issued for services at fair value - Dodrill	6,000
March 6, 2002 - stock issued for services at fair value - Dean-Dastvan	2,069
March 31, 2002 - stock options granted at fair value - Dove	21,192
April 23, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	18,792
May 1, 2002 - stock issued for services at fair value - Dean-Dastvan	16,842
May 1, 2002 - stock issued for services at fair value - Dodrill	3,000
May 1, 2002 - stock issued for services at fair value - Kristoff	6,000
May 6, 2002 - stock issued for services at fair value - Orr	11,250
May 7, 2002 - stock issued for service at fair value - Collins	2,206
May 7, 2002 - stock issued for service at fair value - DeVal	1,760
May 7, 2002 - stock issued for service at fair value - Holzworth	5,011
May 20, 2002 - stock issued towards purchase of subsidiary at fair value - North Electric Company, Inc.	405,000
May 21, 2002 - stock issued for services at fair value - Kristoff	5,000
May 21, 2002 - stock issued for services at fair value - Kaiser	3,000
May 28, 2002 - stock options granted at fair value - Gibson	1,276
May 29, 2002 - stock options granted at fair value - Bragg	1,383
June 6, 2002 - stock issued for services at fair value - Ashley Associates	75,000
June 12, 2002 - stock options granted at fair value - Erickson	813
June 13, 2002 - stock options granted at fair value - Tate	975
June 21, 2002 - stock options granted at fair value - Rugerro	1,170
June 30, 2002 - stock warrants granted at fair value - QAT	8,900
July 5, 2002 - stock issued for services at fair value - Galpern	30,000
July 5, 2002 - stock issued for services at fair value - Sellars	7,000
July 5, 2002 - stock issued for services at fair value - Cella	7,000
July 12, 2002 - stock options granted at fair value - Tanzini	1,300
July 12, 2002 - stock options granted at fair value - Krishnan	2,925
July 31, 2002 - stock issued for services at fair value - Seymour	6,000
August 18, 2002 - adjust issuances to investor to satisfy litigation - La Jolla Cove Investors	(142,388)
August 19, 2002 - stock issued to satisfy litigation with investor at fair value - La Jolla Cove Investors	46,000

August 19, 2002 - stock issued to satisfy note payable litigation at fair value - North Atlantic Partners	85,196
August 19, 2002 - stock issued for services at fair value - Dean-Dastvan	10,000
August 19, 2002 - stock issued for services at fair value - Dodrill	10,000
August 19, 2002 - stock issued for cash	55,000
August 21, 2002 - stock warrants granted to investor (La Jolla Cove Investors)	50,000
August 22, 2002 - stock options expired - Kaiser	—
August 22, 2002 - stock options granted at fair value - Kaiser	8,784
August 29, 2002 - stock options granted at fair value - Erickson	1,300
September 12, 2002 - stock issued for services at fair value - BJG Holdings	18,000
September 30, 2002 - stock warrants granted at fair value - QAT	8,900
October 9, 2002 - stock issued for services at fair value - Adam	—
October 9, 2002 - stock issued for services at fair value - Mottayaw	—
October 9, 2002 - stock issued for services at fair value - Ference	—
October 9, 2002 - stock issued for services at fair value - Erickson	—
October 9, 2002 - stock issued for services at fair value - Noser	—
October 9, 2002 - stock issued for services at fair value - Hester	—
October 16, 2002 - stock issued for cash	14,998
October 18, 2002 - stock issued for cash	19,246
October 18, 2002 - adjust stock warrant grant to investor (La Jolla Cove Investors)	25,000
October 23, 2002 - stock issued for service at fair value - Kaiser	—
October 23, 2002 - stock warrants exercised and issued	158
October 23, 2002 - stock issued for cash	20,000

October 25, 2002 - stock issued for services at fair value - Benson	81,000
October 30, 2002 - stock warrants exercised and issued	956
November 5, 2002 - stock issued for cash	15,000
November 6, 2002 - stock issued for cash	10,000
November 6, 2002 - stock warrants exercised and issued	319
November 8, 2002 - stock issued for cash	—
November 12, 2002 - stock options granted at fair value - PMR	38,100
November 18, 2002 - stock warrants exercised and issued	1,000
November 19, 2002 - stock warrants exercised and issued	319
November 21, 2002 - stock warrants exercised and issued	1,275
November 25, 2002 - stock issued for services at fair value - PMR Group	78,600
December 4, 2002 - stock warrants granted to investor (La Jolla Cove Investors)	25,000
December 9, 2002 - stock issued for cash	15,000
December 11, 2002 - stock warrants exercised and issued	1,275
December 17, 2002 - stock options granted at fair value - Noser	1,869
December 17, 2002 - stock options granted at fair value - Adam	1,869
December 17, 2002 - stock options granted at fair value - Mottayaw	1,869
December 17, 2002 - stock options granted at fair value - Dickman	1,869
December 17, 2002 - stock options granted at fair value - McVey	1,424
December 19, 2002 - stock warrants exercised and issued	1,071
December 31, 2002 - adjust stock warrants exercised	(7)
December 31, 2002 - write-off deferred financing costs	46,750
December 31, 2002 - stock warrants granted at fair value - QAT	8,900
December 31, 2002 - stock options expired	—
Net loss (comprehensive net loss)	(2,907,352)
Balance, December 31, 2002	(2,232,635)

January 1, 2003 - stock options granted at fair value - PTR Group	12,000
January 6, 2003 - stock issued for services at fair value - Benson	160,000
January 1, 2003 - stock issued for cash	8,295
January 7, 2003 - stock issued in lieu of accounts payable at fair value - La Jolla Cove Investore, Inc.	50,000
January 14, 2003 - stock issued in lieu of accounts payable at fair value - La Jolla Cove Investore, Inc.	50,000
January 31, 2003 - stock issued for services at fair value - Dodrill	45,000
January 31, 2003 - stock issued for services at fair value - Dove	72,296
January 31, 2003 - stock options exercised and issued	38,000
February 3, 2003 - stock issued for services at fair value - Dickman	2,000
February 3, 2003 - stock issued for services at fair value - Adam	4,000
February 3, 2003 - stock issued for services at fair value - Mottayaw	4,000
February 3, 2003 - stock issued for cash	14,002
February 4, 2003 - stock options exercised and issued	10,200
February 4, 2003 - stock issued for cash	7,703
February 5, 2003 - Stock issued for services at fair value - VanSchaik	4,000
February 5, 2003 - Stock issued for cash	16,500
February 7, 2003 - stock issued for services at fair value - Brantley	60,000
February 10, 2003 - stock issued for services at fair value - Collins	16,205
February 10, 2003 - stock issued for services at fair value - McVey	4,000
February 12, 2003 - stock issued for services at fair value - Yes, International	4,000
February 14, 2003 - stock issued for services at fair value - Silvasy	24,000
February 21, 2003 - stock issued for cash	10,000

February 26, 2003 - stock issued for services at fair value - Bevins	200,000
March 7, 2003 - stock options granted at fair value - QAT	—
March 12, 2003 - Stock issued in partial satisfaction of note payable at fair value - Coldwater Capital	62,719
March 12, 2003 - stock issued for cash	5,500
March 31, 2003 - deferred stock compensation earned	47,400
March 31, 2003 - stock warrants granted at fair value - QAT	8,900
April 1, 2003 - consilidates subsidiary sale of additional shares	(60,943)
April 22, 2003 - stock options granted for services at fair value - QAT	266,000
April 22. 2003 - stock options granted for services at fair value - Gordon	85,000
May 7, 2003 - stock issued for cash	3,330
May 20, 2003 - conversion of debentures	5,000
May 30, 2003 - stock options exercised	9,000
June 5, 2003 - stock warrants exercised	—
June 6, 2003 -10% stock dividend issued	—
June 9, 2003 - stock warrants granted for services at fair value - Brantley	330,200
June 11, 2003 - stock issued for cash	250,000
June 11, 2003 - stock options exercised - Brantley	38,000
June 11, 2003 - stock options exercised - Dickman	5,250
June 11. 2003 - stock options exercised - Gibson	1,500
June 11. 2003 - stock options exercised - McVey	4,000
June 11. 2003 - stock options exercised - Brantley	35,000
June 11. 2003 - stock options exercised - Noser	5,250
June 11, 2003 - stock options exercised - Ruggero	9,000
June 11, 2003 - stock options exercised - Tate	7,500
June 11. 2003 - stock issued for cash	8,000
June 11, 2003 - stock issued for services at fair value - Noser	51,000
June 13, 2003 - purchase treasury stock	(50,000)
June 20, 2003 - stock issued for services at fair value - Yes, International	265,000
June 30, 2003 - stock warrants granted at fair value - QAT	8,900
June 30, 2003 - adjust stock issued for cash	(64,096)
July 9, 2003 - stock options exercised and stock issued for services	76,670
July 16, 2003 - stock options exercised in lieu of cash for at fair value - Solnet Technologies	22,500
July 16, 2003 - stock options exercised - Adam	5,250
July 16, 2003 - stock options exercised - Mottayaw	5,250
July 16, 2003 - stock options exercised - Tanzini	10,000
July 16, 2003 - stock options exercised in lieu of cash for at fair value - Erickson	16,250
July 16, 2003 - stock issued for services at fair value - Mottayaw	48,000
July 16, 2003 - stock issued for services at fair value - Adam	48,000
July 16, 2003 - stock issued for services at fair value - Erickson	60,000
July 23, 2003 - stock issued for cash	85,500
July 23, 2003 - stock issued for cash	88,000
July 23, 2003 - stock issued for cash	170,000
August 15, 2003 - stock options granted at fair value - Polk	232,250
September 30, 2003 - stock warrants granted at fair value - QAT	8,900
September 30, 2003 - adjust stock issued for cash	59,201
September 30, 2003 - stock options issued for services at fair value - Stroup	11,700
October 1, 2003 - stock options granted at fair value - Vuksich	5,960
October 3, 2003 - adjust stock issued for cash	200,000
November 30, 2003 - stock options granted for services at fair value - Ference	158,533
December 1, 2003 - stock options granted for services at fair value - Stroup	54,175
December 16, 2003 - stock issued for cash	17,000
December 16, 2003 - stock issued for cash	15,300
December 16, 2003 - stock and stock options issued for cash	960,000

December 31, 2003 - treasury stock activities	(75,392)
December 31, 2003 - adjust stock issued for cash	42,054
Net Loss (Comprehensive Net Loss)	(4,448,410)
Balance December 31, 2003	(2,203,333)

January 1, 2004 - stock options issued for services as fair value - Benson	220,500
January 7, 2004 - stock options issued for services at fair value - Polk	35,600
January 15, 2004 - stock options issued for services at fair value - Mitsunaga	346,871
January 27, 2004 - stock issued for services at fair value - AMT Management	40,000
January 29, 2004 - stock subscription receivable payment received	40,000
February 2, 2004 - stock options issued for services at fair value - Giagtzis	14,400
February 12, 2004 - stock options issued for services at fair value - Gilberg	131,800
February 12, 2004 - stock options issued for services at fair value - Hershman	65,900
February 17, 2004 - subscribed stock returned and cancelled - Brantley	—
March 31, 2004 - stock options issued for services at fair value - Stroup	35,100
March 31, 2004 - stock options issued for services at fair value - Ference	32,800
March 31, 2004 - stock options issued for services at fair Value - Stroup	57,225
April 1, 2004 - stock issued for stock subscription receivable	80,000
June 30, 2004 - beneficial conversion for agreements to issue convertible promissory notes - April through June 2004	343,093
June 30, 2004 - stock options issued for services at fair value - Giagtzis	7,200
June 30, 2004 - stock options issued for services at fair value - Stroup	53,700
June 30, 2004 - stock options issued for services at fair value - Ference	32,799
July 23, 2004 - stock options issued for services at fair value - Ference	194,600
August 2, 2004 - stock issued for services at fair value - Benson	658,750
August 5, 2004 - stock issued for services at fair value - Ference	320,000
August 5, 2004 - stock issued for services at fair value - Dove	420,750
August 6, 2004 - stock issued for services at fair value - Murphy	544,000
August 13, 2004 - stock issued for services at fair value - Noser	11,050
August 13, 2004 - stock issued for services at fair value - Erickson	11,050
August 13, 2004 - stock issued for services at fair value - Van Cooney	11,050
August 13, 2004 - stock issued for services at fair value - Fayette	11,050
August 13, 2004 - stock issued for services at fair value - Schwartz	11,050
August 13, 2004 - stock issued for services at fair value - Smith	11,050
August 13, 2004 - stock issued for services at fair value - Adam	11,050
August 13, 2004 - stock issued for services at fair value - Mottayaw	11,050
September 14, 2004 - stock issued for services at fair value - VanSchaik	11,050
September 30, 2004 - stock options issued for services at fair value - Ference	32,800

September 30, 2004 - stock options issued for services at fair value - Adam	7,810
September 30, 2004 - stock options issued for services at fair value - Erickson	7,810
September 30, 2004 - stock options issued for services at fair value - Erickson	2,868
September 30, 2004 - stock options issued for services at fair value - Fayette	6,453
September 30, 2004 - stock options issued for services at fair value - Fayette	7,170
September 30, 2004 - stock options issued for services at fair value - Holzworth	10,397
September 30, 2004 - stock options issued for services at fair value - Holzworth	7,810
September 30, 2004 - stock options issued for services at fair value -Krishnan/Solnet	15,620
September 30, 2004 - stock options issued for services at fair value - Krishnan/Solnet	6,453
September 30, 2004 - stock options issued for services at fair value - Mottayaw	7,810
September 30, 2004 - stock options issued for services at fair value - Noser	6,453
September 30, 2004 - stock options issued for services at fair value - Noser	7,810
September 30, 2004 - stock options issued for services at fair value - Ruggero	3,155
September 30, 2004 - stock options issued for services at fair value - Ruggero	7,810
September 30, 2004 - stock options issued for services at fair value - Schwartz	3,226
September 30, 2004 - stock options issued for services at fair value - Schwartz	7,170
September 30, 2004 - stock options issued for services at fair value - Smith	2,151
September 30, 2004 - stock options issued for services at fair value - Smith	7,170
September 30, 2004 - stock options issued for services at fair value - Van Cooney/MRE	3,585
September 30, 2004 - stock options issued for services at fair value - Van Cooney/MRE	7,170
September 30, 2004 - stock options issued for services at fair value - Van Schaik/AT Soft	7,170
September 30, 2004 - stock options issued for services at fair value - Van Schaik/AT Soft	6,453
September 30, 2004 - beneficial conversion for agreements to issue convertible promissory notes - July through September 2004	494,635
October 29, 2004 - stock issued for services at fair value - Purohit	73,100
October 29, 2004 - stock issued for services at fair value - Hester	1,075,250
November 2, 2004 - stock issued upon conversion of convertible promissory note - Hughes	24,750
November 17, 2004 - stock options issued for services at fair value - Purohit	158,000
November 23, 2004 - stock options issued for services at fair value - McGrath	134,500
December 31, 2004 - beneficial conversion of agreements to issue convertible promissory notes - October through December 2004	17,600
December 31, 2004 - stock options issued for services at fair value value - Ference	280,335
December 31, 2004 - stock options issued for services at fair value value - Erickson	1,134
December 31, 2004 - stock options issued for services at fair value value - Fayette	2,551
December 31, 2004 - stock options issued for services at fair value value - Holzworth	4,111
December 31, 2004 - stock options issued for services at fair value value - Krishnan/Solnet	2,551
December 31, 2004 - stock options issued for services at fair value value - Noser	2,551
December 31, 2004 - stock options issued for services at fair value value - Ruggero	1,248
December 31, 2004 - stock options issued for services at fair value value - Schwartz	1,276
December 31, 2004 - stock options issued for services at fair value value - Smith	850
December 31, 2004 - stock options issued for services at fair value value - Van Cooney/MRE	1,418
December 31, 2004 - stock options issued for services at fair value value - Van Schaik/AT Soft	2,551

Net Loss (Comprehensive Net Loss)	(9,302,939)
Balance December 31, 2004	(5,270,999)

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

Accounting for Convertible Notes

• The Company issues convertible debt securities with non-detachable and automatic conversion features. The note holders have the right to have the notes converted into a number of shares of the Company’s Common Stock at conversion prices ranging $0.033 to $0.10 per share.  The conversion prices on all the convertible notes are “in the money” on the date of the agreement resulting in a beneficial conversion feature. The Company computes the fair value of the beneficial conversion feature based on the intrinsic method that computes the difference between the conversion price and the fair market price of the Company’s stock on the date of the agreement. The Company records the fair value of the beneficial conversion feature as an increase to paid in capital and a debt discount. The debt discount is amortized over the period between the date of the agreement and the automatic conversion date. The amortized debt discount is recorded as interest expense.

In eight agreements, due to a typographical error, the automatic conversion date occurred before the date of the agreement. The agreements were not amended. In these eight agreements only, the transactions are recorded as a sale of securities and no beneficial conversion feature is recognized.

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

Revenue Recognition:

The Company derives revenue from three primary sources: (1) system hardware component sales revenue, (2) software license revenue and (3) services and maintenance and right to use revenue, which include support, maintenance, right to use fees and consulting.  Revenue on system hardware component sales is recognized upon delivery to, and acceptance by the customer.  Software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP 97-2”) issued by the American Institute of Certified Public Accountants.  The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period.  For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is probable and (5) vendor-specific objective evidence (“VSOE”) of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement.

Multiple Element Arrangements

The Company typically enters into arrangements with customers that include perpetual software licenses, system hardware, maintenance and right to use fees. Software licenses are sold on a per copy basis. Per copy licenses give customers the right to use a single copy of licensed software for exclusive use on the Company’s system hardware. Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9. Under the residual method, the Company allocates and defers revenue for the undelivered elements, based on VSOE of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement is deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which the Company cannot establish VSOE, the Company will recognize the entire arrangement fees ratably over the maintenance and support term.

System hardware is hardware that is installed at a customer site for the purpose of the utilizing the licensed software and as such, does not qualify as a separately deliverable element. The timing of revenue recognition from the sale of system hardware is therefore dependent upon the recognition of revenue for the related software licenses.

Maintenance and right to use fees includes updates (unspecified product upgrades and enhancements) on a when-and-if-available basis, telephone support and bug fixes or patches and maintenance of  the systems hardware, which would include repairs or replacement as necessary. VSOE of fair value for maintenance and right to use fees is based upon stated annual renewal rates. Maintenance and right to use fees revenue is recognized ratably over the maintenance and right to use term.

Revenue Recognition Criteria

The Company defines revenue recognition criteria as follows:

•      Persuasive Evidence of an Arrangement Exists. It is the Company’s customary practice to have a  purchase order prior to recognizing revenue on an arrangement.

•      Delivery has Occurred. The Company’s software and systems hardware are physically delivered and installed at its customers site. The Company considers delivery complete when the software and system hardware products have been installed and the testing phase completed. The Company defers  all the revenue until the testing phase had been completed and the Company receives customer acceptance.

•      The Vendor’s Fee is Fixed or Determinable. The Company’s customary payment terms are generally within 30 days after the invoice date.

•      Collection is Probable. Due to a lack of customer history upon which a judgment could be made as to the collectibilty of a particular receivable, revenue is currently recognized upon receipt of payment assuming all other conditions of the sale have been met.

Cost of Revenue

Cost of revenue includes costs related to user license, systems hardware and maintenance and right to use fees revenue. Cost of user license revenue includes material, packaging, shipping and other production costs and third-party royalties. Cost of systems hardware includes the cost of goods sold and installation costs. Cost of maintenance and right to use fees and consulting fees include related personnel costs, and hardware repair costs. Third-party consultant fees are also included in cost of services.

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

The following table represents the effects of all of the aforementioned adjustments on a consolidated basis for our restated 2003 financial statements:

Beginning Balances January 1, 2003: as reported in the Company’s consolidated audited financial statements included on its report Form 10-KSB/A dated April 29, 2003	Amount previously reported for the beginning balances January 1, 2003	As adjusted for the beginning balances January 1, 2003
Accumulated deficit during development stage	$(13,444,265)	$(13,718,686)
Total stockholder’s equity (deficit)	$(2,232,635)	$(2,232,635)

Year Ended December 31, 2003: As Reported in the Company’s consolidated audited financial statements included on its report on Form 10-KSB/A dated April 20, 2004	Amount previously reported for the year ended December 31, 2003	As adjusted for the year ended December 31, 2003	Amount Previously Reported for Cumulative Since Inception (January 13, 1999) through December 31, 2003	As Adjusted for Cumulative Since Inception (January 13, 1999) through December 31, 2003
			(unaudited)	(unaudited)
Loss before minority interest	$(3,908,361)	$(4,681,612)	$(17,365,638)	$(18,413,310)
Minority interest	$233,084	$233,202	$246,096	$246,214
Net Loss	$(3,675,277)	$(4,448,410)	$(17,119,542)	$(18,167,096)
Total Liabilities	$2,642,098	$2,843,587
Preferred Stock-Series A	$20,000	$—
Preferred Stock-Series B	$7,500	$—
Additional Paid-In Capital	$12,889,175	$12,916,675
Accumulated deficit during development stage	$(17,119,542)	$(18,167,096)
Total stockholder’s equity (deficit)	$(2,001,963)	$(2,203,333)
Net loss per common share	$(0.02)	$(0.02)

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

D.                                    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2003	2004
Equipment	$42,648	$45,418
Furniture	2,087	9,420
Software	0	15,884
Capital Leases	35,100	$35,100
	$79,835	$105,822

Less: accumulated depreciation	(50,799)	(65,580)
Property and equipment, net	$29,036	$40,242

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

The minimum lease payments due under terms of non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2004 are as follows:

For the years ending December 31st	Operating Leases
2005	$52,806
2006	$59,718
2007	$62,120
2008	$5,193
Total	$179,837

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

N.                                    STOCK SUBSCRIPTION RECEIVABLE

On March 5, 2004, the Company entered into two stock subscription agreements with a foreign investor to purchase 5,882,352 shares of the Company’s common stock at a purchase price of $0.17 per share. As of December 31, 2004, the investor paid $80,000 towards the purchase of the shares. On April 1, 2004, the Company issued 2,941,176 shares of restricted Common Stock to the investor with the understanding that the investor was sending the Company $500,000 and a stock subscription receivable was recorded in the amount of $420,000. On April 14, 2004, the investor notified the Company of the investor’s intent not to invest further in the Company. The Company has offered to issue 470,588 shares to accommodate the $80,000 investment that was made upon return of the certificate issued in April 2004.

O.                                    INCOME TAXES

The benefit for income taxes for the years ended December 31 are as follows:

	2003	2004
Current	$—	$—
Deferred	—	—

Total benefit for income taxes	$—	$—

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows for 2003 and 2004:

	2003	2004
Computed at the expected statutory rate	$(1,592,000)	$(3,163,000)
State income tax-net federal tax benefit	(281,000)	(558,000)
Add:
Other differences	37,000	(39,000)
Less: valuation allowance change	1,836,000	3,760,000
Total benefit for income taxes	$—	$—

Deferred tax assets and liabilities at December 31, 2003 and 2004 were as follows:

	2003	2004
Deferred tax assets:
Net operating loss carry forwards	$1,446,000	$1,881,000
Start-up costs	5,412,000	6,306,000
Depreciation and amortization	12,000	(19,000)
Stock option compensation	—	2,462,000
Gross deferred tax assets	6,870,000	10,630,000
Valuation allowance	(6,870,000)	(10,630,000)
Net deferred tax assets	$—	$—

The net increase in the valuation allowance for the years ended December 31, 2003 and 2004 was $1,836,000 and $3,760,000, respectively. The Company has available at December 31, 2004 approximately $3,106,000 for the parent, $1,254,000 for North Electric Company, Inc. and $344,000 for CASCommunications, Inc. of unused operating loss carry forwards that may be applied against future taxable income that expire in 2019 through 2024. Since a consolidated tax return is not filed, any net operating loss carryforwards can only be used to offset future taxable income of the specific company. Due to stock ownership changes, the ability to benefit from the net operating loss carryforwards may be significantly restricted.

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

Q.                                    NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2004	Cumulative from Inception (January 13, 1999) to December 31, 2004
	(restated)		(unaudited)

Net Loss (numerator)	$(4,448,410)	$(9,302,939)	$(27,470,035)
Weighted Average Shares (denominator)	197,536,041	234,978,056	104,088,795
Basic and diluted net loss per common share	$(0.02)	$(0.04)	$(0.26)

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

ITEM 8A.                   CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

The Company does not maintain a formal or written set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.   Later in 2005, the Company plans to hire a financial executive to design disclosure controls and procedures in advance of the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers.  The Company’s current informal disclosure controls and procedures would not constitute effective internal control over financial reporting as of December 31, 2004.

(b)  Internal Control Over Financial Reporting

During the course of the Company’s preparation of its 2004 financial statements, including the audit of those financial statements by the Company’s independent registered public accounting firm, five material weaknesses in the Company’s internal control over financial reporting were identified.  These material weakness were (1) the lack of an independent audit committee, (2) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (3) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (4) the lack of a significant segregation of duties or review of financial transactions and (5) the lack of documentation of controls and accounting procedures.

In connection with the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers in 2006, the Company plans to hire a financial executive to design effective disclosure controls and procedures.  The Company also plans to expand its Board of Directors, recruit independent directors, form an audit committee comprised solely of independent directors and otherwise remedy the material weaknesses and significant deficiencies in internal control over financial reporting that currently exist.

(c)  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s disclosure controls and procedures that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the date of the evaluation, there have been no significant changes in the Company’s disclosure controls and procedures that could significantly affect the Company’s internal control over financial reporting, other than the planned corrective actions discussed above.

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

Name
and
Principal		Annual
Position	Year	Compensation		Long-Term Compensation
				Other
				Annual
		Salary	Bonus	Compensation
		($)	($)	($)		Awards
						Restricted		Underlying
						Stock		Options/
						Award(s)		SARs
						($)		(#)
Andrew	2004	$392,954(1)	$0	$0		$658,750	(1)	0
Benson,	2003	$342,794(1)	$0	$0		$160,000	(1)	5,000,000	(1)
Chairman	2002	$229,358(1)	$0	$111,000	(1)	0		0
and Sole
Director				$0

Dan Ference,	2004	$18,618(3)	$0	$0		$396,500	(2)	2,000,000	(2)
President	2003	$46,691(3)	$0	$0		$158,533	(2)	5,500,000	(2)
of North	2002	$19,000(3)	$0	$0		$0		1,600,000	(2)
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

(2)                                  During the year ended December 31, 2002, Mr. Ference had an approved annual salary of $130,000 and received an incentive bonus in the form of 1,600,000 shares of the Company’s restricted common stock. The unregistered common stock was valued based on a discounted market value of the stock at time of receipt, which was $0(zero). The stock was trading at $.01 per share at the time and there was serious doubt about the ability of the Company to continue as a going concern.

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

(3)                                  From the inception of North Electric Company, Inc., significant portions of Mr. Ference’s authorized annual salary were accrued but not paid.  For the years ending December 31, 2002, 2003 and 2004 his authorized annual salary was $130,000, $136,000 and $144,000, respectively.

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

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS(3)
Andrew Benson	22,506,646	(2)	8.92%

Dan Ference	13,530,000	(4)	5.37%

Rex Hester	13,750,000		5.45%

NAME AND ADDRESS OF DIRECTOR OR EXECUTIVE OFFICER

Andrew Benson	22,506,646	(2)	8.92%

Dan Ference	13,530,000	(4)	5.37%

Directors and Officers as a Group	36,036,646		14.29%

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

(4)                                  Including a commitment to issue 2,270,000 shares of our common stock in lieu of cash as compensation for prior services rendered to North Electric Company, Inc. and fully vested stock options for the purchase of 7,500,000 shares of common stock.

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

10.1                           Settlement Agreement And Mutual Release, dated as of February 12, 2004, by and among DataMEG and Rex Hestor filed as exhibit 10.6 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.2                           Rex Hester Stock Lock-up Agreement, dated as of January 2004 filed as exhibit 10.7 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.3                           DataMEG Corp. Option Agreement, dated January 1, 2004, by and among DataMEG and Andrew Benson filed as exhibit 10.8 to the Form SB-2/A dated February 27, 2004 and incorporated herein by reference.

10.4                           Exclusive Distribution Agreement, dated January 1, 2004 by and among North Electric Company, Inc. and International Network Technology, Ltd. filed as Exhibit 10.12 to the Form 10-KSB dated April 14, 2004 and incorporated herein by reference.

10.5                           Form of Convertible Promissory Notes issued in May through December 2004 filed as exhibit 10.12 to the Form SB-2/A dated June 14, 2004 and incorporated herein by reference.

10.6         Subscription Agreement, dated March 5, 2004, by and between DataMEG and Mei Chung Tang Lee filed as exhibit 10.14 to the Form SB-2/A dated June 14, 2004 and incorporated herein by reference.

10.7       Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and among North Electric Company and Tekno Telecom LLC  filed as exhibit 10.1 to the Form 10-QSB/A on November 26, 2004 and incorporated herein by reference.

10.8       Consulting Agreement, dated as of July 1, 2004, by and among DataMeg and James Murphy and filed as exhibit 10.2 on Form 10-QSB/A on November 26, 2004 and incorporated herein by reference.

10.9       Consulting Agreement, dated as of August 6, 2004, by and among DataMeg and Mark McGrath  and filed as exhibit 10.3 on Form 10-QSB/A on November 26, 2004 and incorporated herein by reference.

10.10      Agreement and Settlement, dated as of March 22, 2005, by and among DataMEG and Kanti Purohit and incorporated herein by reference.

10.11      Agreement dated as of March 22, 2005, by and among DataMEG and Kanti Purohit and incorporated herein by reference.

10.13      Release dated as of  April 1, 2005, by an among DataMEG and Hickey Hill Partners, LLC and incorporated herein by reference.

10.14      Term sheet dated as of March 31, 2005, by and among DataMEG and 350 Group, LLC and incorporated herein by reference.

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