Form 10KSB/A
period 2004-12-31
DATAMEG CORP
filed 2005-04-20
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(AMENDMENT NO. 2)

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

Liquidity and Capital Resources

Projected Cash Flows for the year ended December 31, 2005:

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