Form 10QSB
period 2005-03-31
DATAMEG CORP
filed 2005-05-20
CIK 716749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file Number 333-107715

DATAMEG CORPORATION

(Name of Small Business Issuer in Its Charter)

Delaware	13-3134389
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

9 West Broadway, Boston, MA	02127
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (413) 642-0160

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 291,429,607 shares of common stock outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐;    No ☒

PART I

Item 1.    Financial Statements

INDEX
Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Financial Statements
For the Three Months Ended March 31, 2004 and 2005

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31, 2004	March 31, 2005 (unaudited)

ASSETS

CURRENT ASSETS:
Cash	$—	$—

Accounts receivable, net	50	—

Inventory	116,407	116,613
Total current assets	116,457	116,613

PROPERTY AND EQUIPMENT, net	40,242	35,355

OTHER ASSETS:
Goodwill	206,746	206,746
Prepaid expenses	16,867	33,873
Deposits	7,218	7,218
Total other assets	230,831	247,837

	$387,530	$399,805

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Capital lease obligation	$8,302	$8,302
Promissory notes	1,214,138	1,251,407
Accounts payable and accrued expenses	1,284,633	1,127,605
Accrued compensation	1,596,013	1,418,906
Due to stockholders and officers	84,626	48,359
Convertible promissory notes, net of amortization	20,837	70,565
Convertible subordinated debentures	20,000	20,000
Deferred revenue	9,456	6,619
Liability for stock to be issued	1,488,463	172,580
Total current liabilities	5,726,468	4,124,342

Total liabilities	5,726,468	4,124,342

COMMITMENTS AND CONTINGENCIES	—	—

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value; 340,000,000 shares authorized at December 31, 2004 and March 31, 2005; 252,086,074 issued and 291,429,607 outstanding at December 31, 2004 and March 31, 2005, respectively	2,520,861	2,914,296
Common stock subscriptions receivable	(420,056)	(469,556)
Additional paid-in capital	17,144,573	19,408,681
Treasury stock	(75,392)	(75,392)
Stock options	3,029,050	3,205,889
Deferred compensation	—	—
Accumulated deficit during development stage	(27,470,035)	(28,640,516)
Total stockholders’ equity (deficit)	(5,270,999)	(3,539,098)

	$387,530	$399,805

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Operations

	For the three months ended March 31, 2004 (unaudited)	For the three months ended March 31, 2005 (unaudited)	Cumulative from inception (January 13, 1999) to March 31, 2005 (unaudited)

REVENUE
Hardware and software sales	$—	$—	$39,459
Maintenance and support fees	—	2,837	4,728
Consulting fee income	—	—	4,750
Total Revenue	—	2,837	48,937

COST OF REVENUES	—	2,140	26,120
Gross Profit	—	697	22,817

OPERATING EXPENSES:
General and administrative	1,269,958	470,829	19,150,995
Selling and marketing	—	23,016	2,162,119
Research and development	352,689	201,338	5,403,498
Total operating expenses	1,622,647	695,183	26,696,612

Loss from operations	(1,622,647)	(694,486)	(26,673,795)

OTHER INCOME (EXPENSES):
Interest income	—	—	225
Interest expense	(41,912)	(476,007)	(1,809,804)
Loss on acquisition fee	—	—	(123,950)
Loss on disposal of property and equipment	—	—	(1,459)
Gain on disposal of property and equipment	—	12	37
Loss on impairment of patents	—	—	(127,274)
Loss on litigation	—	—	(159,240)
Realized gains on sale of securities	—	—	8,530
Total other income (expenses)	(41,912)	(475,995)	(2,212,935)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND MINORITY INTEREST	(1,664,559)	(1,170,481)	(28,886,730)

Benefit for income taxes	—	—	—

LOSS BEFORE MINORITY INTEREST	(1,664,559)	(1,170,481)	(28,886,730)

MINORITY INTEREST	—	—	246,214

NET LOSS	(1,664,559)	$(1,170,481)	$(28,640,516)

Net loss per common share (basic and diluted)	(0.01)	$(0.00)	$(0.21)

Weighted average number of common shares outstanding	225,304,002	276,884,265	134,650,067

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	For the three months ended March 31, 2004 (unaudited)	For the three months ended March 31, 2005 (unaudited)	Cumulative from inception (January 13, 1999) to March 31, 2005 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,664,559)	$(1,170,481)	$(28,640,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,056	4,875	95,291
Stock issued for purchase of in-process research and development	—	—	870,600
Stock issued, or to be issued, in lieu of cash for professional services	40,000	86,394	8,393,393
Stock issued or to be issued to officers and employees for reimbursement of corporate expenses or compensation	—	—	2,797,631
Stock options and warrants issued in lieu of cash for professional services and compensation	940,196	184,649	3,625,850
Property and equipment given in lieu of cash for professional services	—	—	15,475

Realized gains on sales of investments	—	—	(8,530)
Gain on sale of property and equipment	—	12	37
Loss on acquisition fee	—	—	123,950
Loss on disposal of property and equipment	—	—	1,459
Loss on impairment of patent	—	—	127,274
Loss on litigation	—	—	159,240
Minority interest	—	—	(154,550)
Stock issued in lieu of financing costs	—	—	140,250
Changes in assets and liabilities affecting operations:
Accounts receivable (net)	—	50	—
Inventory	(61,835)	(206)	(116,613)
Prepaid expenses	(3,616)	(4,006)	(10,756)
Deposits	4,562	—	24,752
Promissory notes	38,580	37,269	1,004,400
Accounts payable and accrued expenses	303,437	(114,385)	1,275,945
Accrued compensation	188,358	(119,312)	1,420,008
Deferred revenue	—	(2,837)	6,619
Due to stockholders and officers	(220,500)	(17,687)	257,861
Liability for stock to be isssued	—	—	1,518,963
Convertible notes, net amortization	—	(435,041)	1,289,206
Convertible subordinated debentures	—	—	—
Short-term note payable	—	—	10,909
Net cash used in operating activities	(432,321)	(442,000)	(5,771,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(95,618)
Payments for intangible assets	—	—	(127,274)
Payments for security deposits	—	—	(91,532)
Investment in subsidiary	—	—	(149,312)
Purchases of investments	—	—	(20,000)
Sales of investments	—	—	28,530
Net cash used in investing activities	—	—	(455,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from shareholder	—	—	26,000
Repayment of loan from shareholder	—	—	(26,000)
Proceeds from short-term loan	—	—	120,000
Repayment of capital lease obligations	—	—	(32,002)
Net proceeds from issuance of stock	40,000		4,337,967
Net proceeds from stock to be issued	80,000	1,000	329,500
Proceeds from investments in subsidiary	—	—	25,000
Proceeds from issuance of warrants	—	—	25,000
Repayment of promissory note	—	—	(500)
Payment for treasury stock	—	—	(125,392)
Proceeds from issuance of debentures and promissory notes	—	441,000	1,547,485
Net cash provided by financing activities	120,000	442,000	6,227,058

NET CHANGE IN CASH	(312,321)	—	—

CASH, BEGINNING OF PERIOD	312,321	—	—

CASH, END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of property and equipment with capital lease	$—	$—	$42,540

Issuance of stock in exchange for notes receivable	$—	$—	$656,251

Issuance of stock in exchange for notes payable	$—	$461,250	$740,655

Issuance of stock in exchange for promissory note	$—	$—	$24,750

Stock issued as a reduction of the liability for stock to be issued	$—	$1,407,920	$4,115,904

Stock issued in lieu of deferred financing costs	$—	$—	$140,250

Stock issued in lieu of deferred compensation	$—	$—	$47,400

Stock issued in purchase of subsidiary	$—	$—	$483,658

Stock options issued as a reduction of amounts due to stockholders and officers	$—	$—	$220,500

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Interest paid	$—	$—	$6,612

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.            BASIS OF PRESENTATION AND ORGANIZATION

Datameg Corporation is a technology holding company focused through the Company’s subsidiaries on developing new technologies, software applications, and products primarily serving the telecommunications sector.

Datameg Corporation is a Delaware corporation that is a successor by merger as of April 27, 2005, to Datameg Corporation, which was a New York corporation incorporated in October 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of its common stock for 100% of the stock of Datameg Corporation, a Virginia corporation, that was incorporated in January 1999. The Company subsequently changed its name to Datameg Corporation and is the successor in business operations of the Virginia Datameg and New York Datameg.

Datameg Corporation has two subsidiaries: CASCommunications, Inc., a Florida corporation, of which the Company owns 40%, and North Electric Company, Inc., a North Carolina corporation, which the Company wholly owns. Datameg Corporation and its subsidiaries individually and collectively are a development stage enterprise.

CASCommunications is an inactive company. Datameg does not expect CASCommunications to generate any revenue in 2005.

North Electric focuses on becoming a provider of network assurance products and services. North Electric network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. North Electric has developed their NAS-6131 Network Assurance System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. Communications networks that deploy advanced technologies will receive additional fault isolation and related benefits. In the latter half of 2004, North Electric began to deploy equipment to customer sites under three purchases on approval agreements. In October 2004, North Electric obtained its first approved purchase and recorded approximately $41,000 in revenues in 2004 related to the purchase. North Electric is actively pursuing additional near-term sales opportunities with its existing customer and others for its NAS-6131 Network Assurance System and anticipates realization of these opportunities in the near-term.

These consolidated financial statements reflect those of Datameg Corporation, CASCommunications, Inc. and North Electric Company, Inc. In accordance with the Financial Accounting Standards Board (“FASB”) interpretation (“FIN”) 46 “Consolidation of Variable Interest Entities and interpretation of ARB No. 51”, the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunication Inc.’s losses. Collectively, Datameg Corporation, CASCommunications, Inc. and North Electric Company, Inc. are referred to as the “Company”.

CASCommunications had no recorded assets as of March 31, 2005 and had a loss before minority interest of $0 (zero) for the three months ended March 31, 2005 due to the lack of activity in 2005. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of March 31, 2005.

The Company operates under the name of Datameg Corporation and trades under the symbol DTMG on the OTC-BB.

Except for the consolidated balance sheet of the Company as of December 31, 2004, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-QSB and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission (“SEC”) in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

B.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Statement No. 151 - Inventory Costs—an amendment of ARB No. 43, Chapter 4

This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The provisions of this Statement should be applied prospectively. Management does not believe that the adoption of this standard on the effective date will have a material effect on the Company’s financial position or results of operations.

C.            INVENTORY

Inventory at December 31, 2004 and March 31, 2005 was $116,407 and $116,613, respectively and all inventory was comprised of either raw materials and or finished goods.

	December 31, 2004	December 31, 2004
Raw Materials Inventory	$78,047	$78,253
Finished Goods	$38,360	$38,360
Total Inventory	$116,407	$116,613

The Company assembles finished goods for specific sale on approval contracts. At March 31, 2005, all finished goods had been deployed at multiple sites for three divisions of one customer and the Company was awaiting customer acceptance.

D.            CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of restricted common stock. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2004 and March 31, 2005, respectively. Interest accrued related to the unconverted subordinated debentures was $18,403 and $19,003 at December 31, 2004 and March 31, 2005, respectively. The Company is in default related to payments of interest and principal at March 31, 2005.

E.             CONVERTIBLE NOTES

In the period April through December 2004, the Company entered into agreements to issue convertible notes with approximately fifty (50) investors in the amount of $1,088,995. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between issuance and six months of the original issuance date of the notes into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates reducing the convertible promissory note balance to a net of $13,660 at December 31, 2004 and increasing the liability to issue stock account by $1,042,245. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $847,000. For the three months ended March 31, 2005, the discount amortized to interest expense was approximately $8,000. In January and February 2005, all but 373,485 of shares due to all conversions had been issued.

F.             CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

In the period January through March 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately forty (40) investors in the amount of $545,000. The agreements were not fully funded on the date of the agreements and at March 31, 2005 the amount due from the investors was $117,500. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow the investors to accelerate the conversions. The notes converted or are to be converted into approximately 10,919,000 shares and in March 2005, approximately 9,200,000 of these shares were issued under these agreements. The detachable warrants were valued under a Black-Scholes model and a debt discount of approximately $144,000 was recorded and added to paid in capital. For the three months ended March 31, 2005, the debt discount related to the value of the warrants and amortized to interest was approximately $134,000. In addition, a beneficial conversion value was recognized as additional debt discount and paid in capital was added in the amount of approximately $333,000. For the three months ended March 31, 2005, the debt discount related to the beneficial conversion feature of the security and amortized to interest was approximately $291,000.

G.            DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2004 and March 31, 2005, the Company was indebted to officers and stockholders in the amount of $84,626 and $48,359, respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

H.            PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $878,000 and $901,000 as of December 31, 2004 and March 31, 2005, respectively.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s former Chairman. The promissory note accrued interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $336,000 and $351,000 as of December 31, 2004 and March 31, 2005, respectively.

I.              OTHER LIABILITIES

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s former Chairman for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s former Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2004 and March 31, 2005 and is recorded in accounts payable and accrued expenses.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock.

The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company has recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at March 31, 2005 was approximately $68,000. In March 2005, the Company entered into an agreement to pay Hickey Hill Partners, LLC $45,000 by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The reduced settlement was not paid and the Company is currently renegotiating a final payment.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company has recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. The balance, including accrued interest, at March 31, 2005 was approximately $99,000. In March 2005, the Company entered into an agreement to pay Miami Associates Investors, LLC $55,000 by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The full amount of the reduced settlement was not paid and the Company is currently renegotiating a final payment.

J.             RELATED PARTY TRANSACTIONS

As of December 31, 2004 and March 31, 2005 the Company had amounts payable to various officers and stockholders (See Note G).

K.            CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 2004 and March 31, 2005, the Company had no uninsured cash balances.

L.             COMMITMENTS AND CONTINGENCIES

Commitments:

In November 2003, the Company entered into an informal agreement with the President of North Electric Company related to past, present and future compensation. Under the terms of the agreement the Company committed to issue 1,770,000 shares of the Company’s common stock as satisfaction for amounts owed to the President of North Electric Company in unpaid compensation through the year ended December 31, 2003. The Company committed to issue the president of North Electric Company stock options for 5,500,000 shares of the company’s common stock at a strike price of $0.15 per share. Share options to acquire 1,500,000 vested on November 30, 2003 and the balance will vest over the following 36 months or will fully vest upon the Company’s first sale of the NAS-6131 system and will expire three years after the date of vesting. During the year ended December 31, 2004, options to acquire 4,000,000 shares vested under this commitment, were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $378,734 which was charged to officer’s compensation. As of March 31, 2005, none of the vested stock options were exercised. In April 2005, the 1,770,000 committed shares and the 500,000 bonus shares were issued.

In November 2003, the Company entered into an exclusive distribution agreement for the sale of North Electric Company products in the Pacific Rim. The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007. Under the distribution agreement, North Electric Company is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products. As of March 31, 2005, no products have been sold under this agreement.

In July 2004, the Company and its subsidiary entered into an agreement that was made effective as of May 1, 2004, with a consultant, to provide marketing support and sales representation services for its subsidiary, North Electric Company. Under the terms of the agreement, North Electric Company is to pay a monthly fee of $5,000 per month from May through December 2004 unless the contract is terminated earlier. In addition, the consultant is to be compensated with up to 12,000,000 shares of the Company’s unregistered common stock for achieving certain milestones. The stock can be exchanged for cash payments at a rate of $10,000 per one million shares of common stock. If stock is issued as payment for compensation then the stock must be registered within 120 days of the issuance of the stock certificate. A failure to register the stock in the period noted will result in a 5% penalty, payable in stock, on a monthly basis until the stock is registered. Cash payments are due within 30 days of the date of achievement. A penalty for late cash payments of $100 per day will be deemed payable. As of December 31, 2004, the Company recorded marketing support expenses, under this agreement, in the amount of $1,531,250 of which $87,100 relates to cash transactions and $1,444,150 relates to the value of 12,000,000 shares of the Company’s common stock to be issued. In October 2004, 7,000,000 shares of the Company’s common stock were issued and in January 2005, the remaining 5,000,000 shares of the Company’s common stock were issued to the consultant.

In August 2004, the Company entered into an agreement with a consultant to provide general legal counsel services for the Company. Under the terms of the agreement the Company is required to make weekly payments of approximately $2,400 and reimburse the consultant for travel expenses as incurred.

In March 2005, North Electric Company entered into agreements with three (3) consultants, whereby the consultants agreed to continue to perform certain services in March and April 2005 in exchange for 160,000 shares of the Company’s common stock each. The total fair value of the stock on the date of the agreements was approximately $54,000. A charge to consulting fees and liability to issue stock was recorded at March 31, 2005 in the amount $18,087.

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

As of December 31, 2002, the Company owed $142,388 to an investor pursuant to a judgment received related to a stock sale agreement. Pursuant to agreements with the investor, during 2003 the Company issued 10 million shares of the Company’s common stock to the investor and received an additional $200,000 from the investor. The investor released the judgment and there were no remaining amounts due to the investor related to this transaction at December 31, 2003. If the investor sells the 10 million shares of common stock for an amount in excess of $2,400,000, then the Company is entitled to receive 90% of the excess as additional proceeds. No amounts have been recorded related to the additional proceeds.

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

On May 7, 2004, La Jolla Cove Investors, Inc., a shareholder, filed a complaint against the Company and the Company’s former Chairman, for breach of contract in the Superior Court of San Diego County, California for damages in the amount of $450,000, attorneys fees, and interest for failure to register their shares in its SB-2/A filed in February 2004 as amended in June 2004. A judgment has not been received related to this litigation. On July 28, 2004, the plaintiff entered into an agreement with the Company to withdraw the suit if its shares were included in the future filing of the SB-2/A. It is the intent of the Company to include those shares in that registration statement.

M.           STOCK SUBSCRIPTION RECEIVABLE

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

N.            NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the three Months Ended March 31, 2004 (unaudited)	For the three Months Ended March 31, 2005 (unaudited)	Cumulative from Inception (January 13, 1999) to March 31, 2005 (unaudited)

Net Loss (numerator)	$(1,664,559)	$(1,170,481)	$(28,640,516)
Weighted Average Shares (denominator)	225,304,002	276,884,265	134,650,067
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.21)

As required by the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, “Earnings Per Share.” Thus, options and warrants granted as of March 31, 2004 and 2005 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

O.            OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At March 31, 2005, current liabilities exceed current assets by $4,007,729. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

P.             SUBSEQUENT EVENTS

On April 15, 2005, the Company entered into a short-term loan agreement under which, its new chief executive officer lent $10,000 to the Company. Simple interest is accrued at 1.47% and the note matured on May 15, 2005.

On April 30, 2005, North Electric Company entered into agreements with one (1) employee and two (2) consultants, whereby the consultants agreed to continue to perform certain services in April and May 2005 in exchange for shares of the Company’s common stock.

During April and May 2005, the Company entered into agreements to issue convertible promissory notes with detachable warrants to acquire 2,106,141 shares of the Company’s common stock at a strike price of $.10 and a term of two years with ten (10) investors for a total investment of $120,307. The convertible notes accrue simple interest at an annual rate of 1.47% and automatically convert into 2,406,140 shares of the Company’s common stock, if not converted earlier, at either April 15, 2005 or May 15, 2005.

On April 17, 2005, the Company entered into an Option Agreement with Mark McGrath whereby the Company granted to Mr. McGrath options to acquire up to 5,000,000 shares of the Company common stock at an exercise price of $0.17 per share, such options to expire on April 17, 2010.  Also on April 17, 2005, the Company entered into an Option Agreement with Andrew Benson whereby the Company granted to Mr. Benson options to acquire up to 10,000,000 shares of the Company’s common stock at an exercise price of $0.17 per share, such options to expire on April 17, 2010.

On April 27, 2005, the Company entered into a Mutual General Release with Andrew Benson whereby each of the Company and Mr. Benson agreed to unconditionally and completely release and discharge the other party (and his or its respective past, present, and future employees, officers, directors, agents, attorneys, representatives, affiliates, predecessors, heirs, successors and assigns) of and from all debts, actions, causes of action, agreements, obligations and liabilities.

On April 27, 2005, we entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 493,000,000, of which, 10,000,000 are preferred shares and 483,000,000 are common stock.  The Company also changed its par value from $0.01 to $0.0001 per share.

As of May 1, 2005, we entered into a Consulting Agreement with Mr. Benson under which Mr. Benson will furnish consulting and general business advisory services relating to the operation of our business and the business of our subsidiaries and affiliates. The consulting agreement is for a period of twelve months ending on April 30, 2006 and requires monthly payments of $12,500 and cannot be revoked, terminated or cancelled by the Company except with respect to a termination for cause.

On April 28, 2005, we entered into an engagement agreement with 350 Group, LLC, which superceded the term sheet that the Company and 350 Group entered into in March 2005, whereby 350 Group will apply its resources, in close collaboration with our management and that of our wholly-owned subsidiary, North Electric Company, to refine and execute our short-term and long-term business planning; formalize commercial operations systems and strategic product distribution channels; formulate corporate finance plans; assist us in raising capital; as well as assist in recruiting independent board directors and formation of our Technical Advisory Board.

Pursuant to the engagement agreement and as consideration for 350 Group, LLC’s services under the agreement, we agreed to issue to 350 Group a non-qualified stock option to purchase up to 94,000,000 shares of our common stock (if all milestones are achieved).  The exercise price of the option is $0.10 per share.  The option becomes exercisable (or vests) in amounts based on the achievement of certain milestones by us, including major commercial successes, achieving certain revenue levels and implementing business systems and financial reporting systems suitable for us.  Vesting occurs in increments ranging from 1,175,000 to 4,700,000 shares.  We also agreed to reimburse 350 Group for its reasonable travel and out-of-pocket expenses.  The agreement contains customary non-disclosure and indemnification provisions.

Item 2.            Plan of Operation

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

CasCommunications

We own 40% of CasCommunications, an inactive development stage entity. We do not expect CasCommunications to generate any revenue in 2005.

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

We are building upon the early success of our network voice-quality trials with certain IP cable network operators.  Specifically, during 2004, we shipped North Electric NAS 6131 evaluation systems to three of Time Warner Cable’s 29 divisions to support their VoIP service roll-out.  Our first system evaluation trial completed successfully in the fourth quarter of 2004 and resulted in Time Warner’s first expansion order in that same quarter.  Evaluation systems 2 and 3 are expected to complete their trial programs in the second quarter of 2005.  Early successes of evaluation system 2 resulted in an additional expansion order from Time Warner in the first quarter of 2005.

North Electric shipped an evaluation system to its first major local telephone company in April 2005.  We believe the successes achieved in these initial trials establishes the pattern of efficacy and value of our IP network monitoring and critical fault isolation solutions for IP service providers, which we believe indicates the potential for network-wide implementation of our products and services.

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

Marketing and Sales

We commenced sales of our products in the second quarter of 2004, shipped the first evaluation system on July 29, 2004 and received our first revenue in December 2004.  Through April 15, 2005 North Electric has shipped evaluation product totaling more than $430,000.  Of these evaluation systems, $87,000 has already converted to invoiced shipments based upon trial performance validation.  We anticipate that the present installed base of evaluation NAP systems will convert to invoiceable shipments upon the completion of the programmed trial and validation sequence.

We are developing a service level agreement (“SLA”) business to complement our product sales business.  Under such a business model, we would sell certain equipment components of the NAS-6131 system while retaining ownership of others, thereby establishing the basis for operational services contracts with our customers.  We believe that this strategy would provide a sustainable long-term revenue source while building a suite of value-added customer services and customer loyalty. Accordingly, we have allocated $302,000 of the $430,000 total equipment shipped through April 15, 2005 to our proposed SLA business model.  We anticipate formally introducing our SLA model during second quarter of 2005. We continue to expand our marketing and selling efforts to recruit new customers within the cable, MSO, and local and long distance telephony provider segments.

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

We are transitioning to volume commercial operations from a product evaluation stage of operations and is in the early stages of securing revenue generating commercial contracts. As such, management believes that the major expenses incurred over the next twelve months will continue to include the necessary emphasis on customer development, new product research and development and will also begin to bolster sales and marketing efforts, customer service effort and market segment-specific product enhancements to address this reality.

Recent Developments

As of April 17, 2005, our predecessor, Datameg Corporation, a New York corporation (“Datameg NY”), entered into an Option Agreement with Mark McGrath whereby Datameg NY granted to Mr. McGrath options to acquire up to 5,000,000 shares of the Datameg NY’s common stock at an exercise price of $0.17 per share, such options to expire on April 17, 2010.  Also on April 17, 2005, Datameg NY entered into an Option Agreement with Andrew Benson whereby Datameg NY granted to Mr. Benson options to acquire up to 10,000,000 shares of Datameg NY’s common stock at an exercise price of $0.17 per share, such options to expire on April 17, 2010.

On April 27, 2005, Datameg NY entered into a Mutual General Release with Andrew Benson whereby each of Datameg NY and Mr. Benson agreed to unconditionally and completely release and discharge the other party (and his or its respective past, present, and future employees, officers, directors, agents, attorneys, representatives, affiliates, predecessors, heirs, successors and assigns) of and from all debts, actions, causes of action, agreements, obligations and liabilities.

On April 27, 2005, we entered into an Agreement and Plan of Merger with Datameg NY setting forth the terms of our reincorporation from New York to Delaware.

As of May 1, 2005, we entered into a Consulting Agreement with Mr. Benson under which Mr. Benson will furnish consulting and general business advisory services relating to the operation of our business and the business of our subsidiaries and affiliates.

On April 27, 2005, Mark P. McGrath joined our Board of Directors, and became our Chairman, Chief Executive Officer and President.  Mr. McGrath, 41, has a wide range of business experience and joined Datameg NY as an advisor in July 2004.  Mr. McGrath has served as an advisor and consultant to several private companies and is a Board Member of three non-profit organizations in the greater Boston area.  An attorney in private practice since 1992, he has been primarily engaged in government relations work and as a federal lobbyist.  Mr. McGrath is a graduate of the University of Massachusetts at Amherst, has a graduate degree from Harvard University, and earned his law degree from Northeastern University.

The terms of Mr. McGrath’s employment arrangements are subject to final documentation and are expected to consist of a market rate base salary, customary company paid health insurance benefits and a potential future performance bonus to be determined by our Board after considering our company’s performance during the balance of 2005 and the first half of 2006.  The proposed employment arrangements are at will.

On April 29, 2005, we accepted the resignation of Andrew Benson from our Board of Directors.  Although Mr. Benson was an officer of Datameg NY prior to the reincorporation, he was never an officer of the Delaware company.

Liquidity and Capital Resources

Projected Cash Flows for the twelve months ended March 31, 2006:

	Q1	Q2	Q3	Q4	Total
Cash on Hand Beginning of Quarter	$0	$(1,131,625)	$(2,013,250)	$(2,269,875)
Revenues Received from Customers	$0	$500,000	$1,500,000	$2,186,000	$4,186,000
Cost of Sales (Purchase of Inventory/Licenses)	$(50,000)	$(300,000)	$(675,000)	$(858,700)	$(1,883,700)
Sales/Marketing/Sales Support	$(93,750)	$(93,750)	$(93,750)	$(93,750)	$(375,000)
Development/R&D	$(451,875)	$(451,875)	$(451,875)	$(451,875)	$(1,807,500)
Adminstrative and Misc.	$(536,000)	$(536,000)	$(536,000)	$(536,000)	$(2,144,000)
Cash on Hand End of Quarter	$(1,131,625)	$(2,013,250)	$(2,269,875)	$(2,023,200)

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

During the first quarter of 2005, we entered into agreements to issue convertible notes to approximately forty (40) investors for a total aggregate investment to date of $545,000.  These funds were used to fund operations during the first quarter of 2005.

On April 28, 2005, we entered into an engagement agreement with 350 Group, LLC, which superceded the term sheet that the Company and 350 Group entered into in March 2005, whereby 350 Group will apply its resources, in close collaboration with our management and that of our wholly-owned subsidiary, North Electric Company, to refine and execute our short-term and long-term business planning; formalize commercial operations systems and strategic product distribution channels; formulate corporate finance plans; assist us in raising capital; as well as assist in recruiting independent board directors and formation of our Technical Advisory Board.

Pursuant to the engagement agreement and as consideration for 350 Group, LLC’s services under the agreement, we agreed to issue to 350 Group a non-qualified stock option to purchase up to 94,000,000 shares of our common stock (if all milestones are achieved).  The exercise price of the option is $0.10 per share.  The option becomes exercisable (or vests) in amounts based on the achievement of certain milestones by us, including major commercial successes, achieving certain revenue levels and implementing business systems and financial reporting systems suitable for us.  Vesting occurs in increments ranging from 1,175,000 to 4,700,000 shares.  We also agreed to reimburse 350 Group for its reasonable travel and out-of-pocket expenses.  The agreement contains customary non-disclosure and indemnification provisions.

There can be no assurance that we will be able to raise additional capital on acceptable terms or at all.  If we are unable to raise additional capital, we would need to curtail or reduce some or all of our operations, and some or all of the operations of North Electric.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates have a material impact on our financial statements.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. As a result of our acquisition of substantially all of the assets and certain of the liabilities of North Electric Company, the Company recorded approximately $207,000 of goodwill. In accordance with the provisions of SFAS No. 142, we no longer amortize goodwill. However, goodwill must be reviewed at least annually for impairment. We have elected to perform our annual review at the end of each fiscal year. If the carrying value of our goodwill were to exceed the fair value at some time in the future, we would be required to report goodwill impairment charges as an operating expense in our statement of operations. Whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, we must conduct an impairment assessment of its goodwill and identifiable intangible assets. Factors that could trigger an impairment review include:

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

Accounting for Convertible Notes

Between April and December 2004, the Company issued convertible debt securities with non-detachable and automatic conversion features. The note holders have the right to have the notes converted into a number of shares of the Company’s Common Stock at conversion prices ranging $0.02 to $0.12 per share.  The conversion prices on all the convertible notes are “in the money” on the date of the agreement resulting in a beneficial conversion feature. The Company computes the fair value of the beneficial conversion feature based on the intrinsic method that computes the difference between the conversion price and the fair market price of the Company’s stock on the date of the agreement. The Company records the fair value of the beneficial conversion feature as an increase to paid in capital and a debt discount. The debt discount is amortized over the period between the date of the agreement and the automatic conversion date. The amortized debt discount is recorded as interest expense.

In eight agreements, due to a typographical error, the automatic conversion date occurred before the date of the agreement. The agreements were not amended. In these eight agreements only, the transactions are recorded as a sale of common stock and no beneficial conversion feature is recognized.

Between January and May 2005, the Company issued convertible debt securities with detachable warrants and automatic conversion features. The note holders have the right to have the notes converted into a number of shares of the Company’s Common Stock at a conversion price of $.05 per share. The warrants have a strike price of $.10 per share and a term of two years from the approximate date of the agreement to issue a convertible promissory note. The warrants are valued based on Black-Scholes model and represent a discount of the debt and an increase in paid in capital.  The debt discount related to the warrants is amortized over the period between the date of the agreement and the conversion date of the note.  In addition, the conversion price on all the convertible notes is “in the money” on the date of the agreement resulting in a beneficial conversion feature.  The Company computes the fair value of the beneficial conversion feature based on the intrinsic method that computes the difference between the effective conversion price and the fair market price of the Company’s stock on the date of the agreement. The Company records the fair value of the beneficial conversion feature as an increase to paid in capital and a debt discount. The debt discount is amortized over the period between the date of the agreement and the conversion date. The amortized debt discount is recorded as interest expense.

Beginning in May 2005, the Company commenced offering and selling a new form of convertible note with detachable warrants.  The Company intends to issue these notes at an annual interest rate of 5%, with a ten year term, and with a conversion price per share equal to or exceeding the closing price of the Company’s common stock on the issue date, with a minimum conversion price of $0.10 per share.

Purchasers of these convertible notes will also receive a warrant to acquire that number of common shares as equals the principal amount of their note divided by the conversion price of their note.  For example, if an investor purchases a convertible note for $100,000 with a conversion price of $0.10 per share, that investor will receive a detachable warrant to acquire 1,000,000 common shares.  The warrants carry a two year term from the issue date and feature cashless exercise provisions.

Item 3. Controls and Procedures

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

(c)          Change in Internal Control Over Financial Reporting

There were no changes in the Company’s disclosure controls and procedures that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the date of evaluation, there have been no significant changes in the Company’s disclosure controls and procedures that could significantly affect the Company’s internal control over financial reporting, other than the planned corrective actions discussed above.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On October 29, 2001, the Company signed a confessed judgment promissory note with Hunton & Williams, PC, a law firm, acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001.  On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $878,000 and $901,000 as of December 31, 2004 and March 31, 2005, respectively.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock.  The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued.  The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements.  Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.  On April 3, 2003, the court issued a default judgment against the Company and our Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company has recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at March 31, 2005 was approximately $67,500. In March 2005, the Company entered into an agreement to pay Hickey Hill Partners, LLC $45,000 by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The reduced settlement was not paid and the Company is currently renegotiating a final payment.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest.  On April 24, 2003, the court determined that the Company and our Chairman defaulted.  A final judgment was ordered and finalized on December 3, 2003. The Company has recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. The balance, including accrued interest, at March 31, 2005 was approximately $125,000. In March 2005, the Company entered into an agreement to pay Miami Associates Investors, LLC $55,000 by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The full amount of the reduced settlement was not paid and the Company is currently renegotiating a final payment.

In July 2004, the Company received a letter from a law firm representing former counsel to the Company, Gibson, Dunn & Crutcher LLP, concerning fees and costs totaling approximately $245,000 for which Gibson Dunn rendered invoices to the Company.  The Company has not received any communications from Gibson Dunn or its counsel since the initial letter.  The Company believes that it will reach a settlement with Gibson Dunn for an amount less than the amount billed.  Nevertheless, the Company recorded approximately $245,000 as a liability pending a settlement with Gibson Dunn.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The disclosure requirements for this item have been disclosed in our Current Report on Form 8-K that was filed on May 4, 2005 and are incorporated by reference.

Item 3.            Defaults Upon Senior Securities

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of the debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were able to be converted to common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of restricted common stock as of December 31, 2003. The remaining convertible subordinated debentures total $25,000 and $20,000 at December 31, 2002 and 2003, respectively. Interest accrued related to the unconverted subordinated debentures was $18,403 and $19,003 at December 31, 2004 and  March 31, 2005, respectively. The Company is in default related to payments of interest and principal at March 31, 2005.

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002 the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $885,000 and $901,000 as of December 31, 2004 and March 31, 2005, respectively.

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by Andrew Benson, the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and Mr. Benson for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued 3,272,727 shares of common stock to Mr. Benson in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2004 and March 31, 2005 and is recorded in accounts payable and accrued expenses.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note is guaranteed personally by the Company’s Chairman. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $336,000 and $351,000 as of December 31, 2004 and March 31, 2005, respectively.

Item 4.            Submission of Matters to a Vote of Security Holders

The disclosure requirements for this item have been disclosed in our Current Report Form 8-K that was filed on March 24, 2005 and are incorporated by reference.

Item 5.            Other Information

Item 6.            Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Agreement and Plan of Merger between Datameg Corp., a New York corporation, and Datameg Corporation, a Delaware corporation dated April 27, 2005. (1)

3.1	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005. (1)

3.2	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005. (1)

10.1	Option Agreement between Datameg Corp., a New York corporation, and Mark McGrath dated as of April 17, 2005. (1)

10.2	Option Agreement between Datameg Corp., a New York corporation, and Andrew Benson dated April 17, 2005. (1)

10.3	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson dated as of May 1, 2005. (1)

10.4	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005. (1)

10.5	Mutual General Release between Andrew Benson and Datameg Corp., a New York corporation, dated April 27, 2005. (1)

10.6	Engagement Agreement between Datameg Corporation and 350 Group, LLC dated April 28, 2005. (1)

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.

(b) Reports on 8-K

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MARK MCGRATH
Mark McGrath, Chief Executive Officer

Date	May 20, 2005