Form 10QSB/A
period 2005-03-31
DATAMEG CORP
filed 2005-05-24
CIK 716749

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

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31, 2004	March 31, 2005 (unaudited)

ASSETS

CURRENT ASSETS:
Cash	$—	$—

Accounts receivable, net	50	—

Inventory	116,407	116,613
Total current assets	116,457	116,613

PROPERTY AND EQUIPMENT, net	40,242	35,355

OTHER ASSETS:
Goodwill	206,746	206,746
Prepaid expenses	16,867	33,873
Deposits	7,218	7,218
Total other assets	230,831	247,837

	$387,530	$399,805

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Capital lease obligation	$8,302	$8,302
Promissory notes	1,214,138	1,251,407
Accounts payable and accrued expenses	1,284,633	1,127,605
Accrued compensation	1,596,013	1,418,906
Due to stockholders and officers	84,626	48,358
Convertible promissory notes, net of amortization	20,837	70,565
Convertible subordinated debentures	20,000	20,000
Deferred revenue	9,456	6,619
Liability for stock to be issued	1,488,463	172,580
Total current liabilities	5,726,468	4,124,342

Total liabilities	5,726,468	4,124,342

COMMITMENTS AND CONTINGENCIES	—	—

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value; 340,000,000 shares authorized at December 31, 2004 and March 31, 2005; 252,086,074 issued and 291,429,607 outstanding at December 31, 2004 and March 31, 2005, respectively	2,520,861	2,914,296
Common stock subscriptions receivable	(420,056)	(469,556)
Additional paid-in capital	17,144,573	19,408,681
Treasury stock	(75,392)	(75,392)
Stock options	3,029,050	3,205,889
Deferred compensation	—	—
Accumulated deficit during development stage	(27,470,035)	(28,640,516)
Total stockholders’ equity (deficit)	(5,270,999)	(3,656,598)

	$387,530	$399,805

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Operations

	For the three months ended March 31, 2004 (unaudited)	For the three months ended March 31, 2005 (unaudited)	Cumulative from inception (January 13, 1999) to March 31, 2005 (unaudited)

REVENUE
Hardware and software sales	$—	$—	$39,459
Maintenance and support fees	—	2,837	4,728
Consulting fee income	—	—	4,750
Total Revenue	—	2,837	48,937

COST OF REVENUES	—	2,140	26,120
Gross Profit	—	697	22,817

OPERATING EXPENSES:
General and administrative	1,269,958	470,829	19,130,995
Selling and marketing	—	23,016	2,162,119
Research and development	352,689	201,338	5,403,498
Total operating expenses	1,622,647	695,183	26,696,612

Loss from operations	(1,622,647)	(694,486)	(26,673,795)

OTHER INCOME (EXPENSES):
Interest income	—	—	225
Interest expense	(41,912)	(476,007)	(1,809,804)
Loss on acquisition fee	—	—	(123,950)
Loss on disposal of property and equipment	—	—	(1,459)
Gain on disposal of property and equipment	—	12	37
Loss on impairment of patents	—	—	(127,274)
Loss on litigation	—	—	(159,240)
Realized gains on sale of securities	—	—	8,530
Total other income (expenses)	(41,912)	(475,995)	(2,212,935)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND MINORITY INTEREST	(1,664,559)	(1,170,481)	(28,886,730)

Benefit for income taxes	—	—	—

LOSS BEFORE MINORITY INTEREST	(1,664,559)	(1,170,481)	(28,886,730)

MINORITY INTEREST	—	—	246,214

NET LOSS	(1,664,559)	$(1,170,481)	$(28,640,516)

Net loss per common share (basic and diluted)	(0.01)	$(0.00)	$(0.21)

Weighted average number of common shares outstanding	225,304,002	276,550,932	134,316,733

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	For the three months ended March 31, 2004 (unaudited)	For the three months ended March 31, 2005 (unaudited)	Cumulative from inception (January 13, 1999) to March 31, 2005 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,664,559)	$(1,170,481)	$(28,640,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,056	4,875	95,291
Stock issued for purchase of in-process research and development	—	—	870,600
Stock issued, or to be issued, in lieu of cash for professional services	40,000	86,394	8,393,393
Stock issued or to be issued to officers and employees for reimbursement of corporate expenses or compensation	—	—	2,797,631
Stock options and warrants issued in lieu of cash for professional services and compensation	940,196	184,649	3,625,850
Property and equipment given in lieu of cash for professional services	—	—	15,475

Realized gains on sales of investments	—	—	(8,530)
Gain on sale of property and equipment	—	12	37
Loss on acquisition fee	—	—	123,950
Loss on disposal of property and equipment	—	—	1,459
Loss on impairment of patent	—	—	127,274
Loss on litigation	—	—	159,240
Minority interest	—	—	(154,550)
Stock issued in lieu of financing costs	—	—	140,250
Changes in assets and liabilities affecting operations:
Accounts receivable (net)	—	50	—
Inventory	(61,835)	(206)	(116,613)
Prepaid expenses	(3,616)	(4,006)	(10,756)
Deposits	4,562	—	24,752
Promissory notes	38,580	37,269	1,004,400
Accounts payable and accrued expenses	303,437	(114,385)	1,275,945
Accrued compensation	188,358	119,312	1,420,008
Deferred revenue	—	(2,837)	6,619
Due to stockholders and officers	(220,500)	(17,687)	257,861
Liability for stock to be isssued	—	—	1,518,963
Convertible notes, net amortization	—	435,041	1,289,206
Convertible subordinated debentures	—	—	—
Short-term note payable	—	—	10,909
Net cash used in operating activities	(432,321)	(442,000)	(5,771,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(95,618)
Payments for intangible assets	—	—	(127,274)
Payments for security deposits	—	—	(91,532)
Investment in subsidiary	—	—	(149,312)
Purchases of investments	—	—	(20,000)
Sales of investments	—	—	28,530
Net cash used in investing activities	—	—	(455,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from shareholder	—	—	26,000
Repayment of loan from shareholder	—	—	(26,000)
Proceeds from short-term loan	—	—	120,000
Repayment of capital lease obligations	—	—	(32,002)
Net proceeds from issuance of stock	40,000		4,337,967
Net proceeds from stock to be issued	80,000	1,000	329,500
Proceeds from investments in subsidiary	—	—	25,000
Proceeds from issuance of warrants	—	—	25,000
Repayment of promissory note	—	—	(500)
Payment for treasury stock	—	—	(125,392)
Proceeds from issuance of debentures and promissory notes	—	441,000	1,547,485
Net cash provided by financing activities	120,000	442,000	6,227,058

NET CHANGE IN CASH	(312,321)	—	—

CASH, BEGINNING OF PERIOD	312,321	—	—

CASH, END OF PERIOD	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of property and equipment with capital lease	$—	$—	$42,540

Issuance of stock in exchange for notes receivable	$—	$—	$656,251

Issuance of stock in exchange for notes payable	$—	$461,250	$740,655

Issuance of stock in exchange for promissory note	$—	$—	$24,750

Stock issued as a reduction of the liability for stock to be issued	$—	$1,407,920	$4,115,904

Stock issued in lieu of deferred financing costs	$—	$—	$140,250

Stock issued in lieu of deferred compensation	$—	$—	$47,400

Stock issued in purchase of subsidiary	$—	$—	$483,658

Stock options issued as a reduction of amounts due to stockholders and officers	$—	$—	$220,500

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Interest paid	$—	$—	$6,612

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

Datameg Corporation is a Delaware corporation that is a successor by merger as of April 27, 2005, to DataMEG Corp., which was a New York corporation incorporated in October 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of its common stock for 100% of the stock of Datameg Corporation, a Virginia corporation, that was incorporated in January 1999. The Company subsequently changed its name to Datameg Corporation and is the successor in business operations of the Virginia Datameg and New York Datameg.

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

F.             CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

In the period January through March 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately forty (40) investors in the amount of $545,000. The agreements were not fully funded on the date of the agreements and at March 31, 2005 the amount due from the investors was $117,500. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow the investors to accelerate the conversions. The notes converted or are to be converted into approximately 10,919,000 shares and in March 2005, approximately 9,200,000 of these shares were issued under these agreements. The detachable warrants were valued under a Black-Scholes model and a debt discount of approximately $144,000 was recorded and added to paid in capital. For the three months ended March 31, 2005, the debt discount related to the value of the warrants and amortized to interest was approximately $134,000. In addition, a beneficial conversion value was recognized as additional debt discount and paid in capital was added in the amount of approximately $333,000. For the three months ended March 31, 2005, the debt discount related to the beneficial conversion feature of the security and amortized to interest expense was approximately $291,000.

G.            DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2004 and March 31, 2005, the Company was indebted to officers and stockholders in the amount of $84,626 and $48,358, respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

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

N.            NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the three Months Ended March 31, 2004 (unaudited)	For the three Months Ended March 31, 2005 (unaudited)	Cumulative from Inception (January 13, 1999) to March 31, 2005 (unaudited)

Net Loss (numerator)	$(1,664,559)	$(1,170,481)	$(28,640,516)
Weighted Average Shares (denominator)	225,304,002	276,550,932	134,316,733
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.21)

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

On April 30, 2005, North Electric Company entered into agreements with one (1) employee and two (2) consultants, whereby the consultants agreed to continue to perform certain services in April and May 2005 in exchange for 160,000 shares each of the Company’s common stock.

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

On April 27, 2005, the Company entered into a Mutual General Release with Andrew Benson whereby each of the Company and Mr. Benson agreed to unconditionally and completely release and discharge the other party (and his or its respective past, present, and future employees, officers, directors, agents, attorneys, representatives, affiliates, predecessors, heirs, successors and assigns) of and from all debts, actions, causes of action, agreements, obligations and liabilities.  As a result of this agreement, contingent payroll tax liabilities previously indemnified by the former Chairman have become the contingent liabilities of the Company.  The range of projected loss related to these contingent liabilities cannot be estimated at this time.

On April 27, 2005, we entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000, of which, 10,000,000 are preferred shares and 493,000 are common stock.  The Company also changed its par value from $0.01 to $0.0001 per share.

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

We are building upon the early success of our network voice-quality trials with certain IP cable network operators.  Specifically, during 2004, we shipped North Electric NAS 6131 evaluation systems to three of Time Warner Cable’s 29 divisions to support their VoIP service roll-out.  Our first system evaluation trial completed successfully in the fourth quarter of 2004 and resulted in Time Warner’s first expansion order in that same quarter.  Evaluation systems 2 and 3 are expected to complete their trial programs in the second quarter of 2005.  Early successes of evaluation system 2 resulted in an additional expansion order from Time Warner in the first quarter of 2005 of which, two units will be delivered by Mid-June 2005 and the remaining three units we will deliver upon notification of site readiness by the customer.  In addition, we shipped a fourth evaluation system in April 2005.

North Electric will deliver an evaluation system to its first major local telephone company by the end of May 2005.  We believe the successes achieved in these initial trials establishes the pattern of efficacy and value of our IP network monitoring and critical fault isolation solutions for IP service providers, which we believe indicates the potential for network-wide implementation of our products and services.

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

Liquidity and Capital Resources

Projected Cash Flows for the twelve months ended March 31, 2006:

	Q1	Q2	Q3	Q4	Total
Cash on Hand Beginning of Quarter	$0	$(1,131,625)	$(2,013,250)	$(2,269,875)
Revenues Received from Customers	$0	$500,000	$1,500,000	$2,186,000	$4,186,000
Cost of Sales (Purchase of Inventory/Licenses)	$(50,000)	$(300,000)	$(675,000)	$(858,700)	$(1,883,700)
Sales/Marketing/Sales Support	$(93,750)	$(93,750)	$(93,750)	$(93,750)	$(375,000)
Development/R&D	$(451,875)	$(451,875)	$(451,875)	$(451,875)	$(1,807,500)
Adminstrative and Misc.	$(536,000)	$(536,000)	$(536,000)	$(536,000)	$(2,144,000)
Cash on Hand End of Quarter	$(1,131,625)	$(2,013,250)	$(2,269,875)	$(2,024,200)

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

Purchasers of these convertible notes will also receive a warrant to acquire that number of common shares as equals the principal amount of their note divided by the conversion price of their note.  For example, if an investor purchases a convertible note for $100,000 with a conversion price of $0.10 per share, that investor will receive a detachable warrant to acquire 1,000,000 common shares.  The warrants carry a two year term from the issue date and feature cashless exercise provisions.  These notes will be treated similarly to the convertible notes with detachable warrants discussed above.

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

By:	/s/ MARK MCGRATH
Mark McGrath, Chief Executive Officer

Date	May 22, 2005