Form 10QSB/A
period 2005-03-31
DATAMEG CORP
filed 2005-05-27
CIK 716749

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

On April 27, 2005, we entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000,000 of which, 10,000,000 are preferred shares and 493,000,000 are common stock.  The Company also changed its par value from $0.01 to $0.0001 per share.

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