Form 10QSB
period 2005-06-30
DATAMEG CORP
filed 2005-08-19
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file Number 333-107715

Datameg Corporation

(Name of Small Business Issuer in Its Charter)

Delaware	13-3134389
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

9 West Broadway, Suite 214, Boston, MA	02127
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (413) 642-0160

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 301,525,758 shares of common stock outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I

Item 1. Financial Statements

INDEX

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2005

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31, 2004	June 30, 2005 (unaudited)
ASSETS
CURRENT ASSETS:
Cash	$—	$88,034
Accounts receivable, net	50	—
Inventory	116,407	159,661

Total current assets	116,457	247,694

PROPERTY AND EQUIPMENT, net	40,242	31,404

OTHER ASSETS:
Goodwill	206,746	206,746
Prepaid expenses	16,867	33,078
Deposits	7,218	7,218

Total other assets	230,831	247,042

Total assets	$387,530	$526,140

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Capital lease obligation	$8,302	$8,302
Promissory notes	1,214,138	1,288,677
Accounts payable and accrued expenses	1,284,633	1,237,382
Accrued compensation	1,596,013	1,138,439
Due to stockholders and officers	84,626	56,760
Convertible promissory notes, net of amortization	20,837	182,447
Convertible subordinated debentures	20,000	20,000
Deferred revenue	9,456	28,803
Liability for stock to be issued	1,488,463	32,313

Total current liabilities	5,726,468	3,993,124

Total liabilities	5,726,468	3,993,124

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; none and 10,000,000 shares authorized; none issued or outstanding at December 31, 2004 and June 30, 2005, respectively	—	—
Common stock, $0.01 par value; 340,000,000 shares authorized and 252,086,074 shares issued and outstanding at December 31, 2004; Common stock, $0.0001 par value, 493,000,000 shares authorized at April 27, 2005 (recapitalization date) and June 30, 2005; 301,525,758 shares issued and outstanding at June 30, 2005	2,520,861	30,153
Common stock subscriptions receivable	(420,056)	(469,556)
Additional paid-in capital	17,144,573	23,495,639
Treasury stock	(75,392)	—
Stock options	3,029,050	4,047,076
Accumulated deficit during development stage	(27,470,035)	(30,502,357)

Total stockholders’ equity (deficit)	(5,270,999)	(3,399,045)

Total liabilities and stockholders’ equity	$387,530	$526,140

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Operations

	For the three months ended June 30, 2004	For the three months ended June 30, 2005	For the six months ended June 30, 2004	For the six months ended June 30, 2005	Cumulative from inception (January 13, 1999) to June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Hardware and software sales	$—	$10,974	$—	$10,974	$50,433
Maintenance and support fees	—	3,132	—	5,969	7,860
Consulting fee income	—	—	—	—	4,750

Total revenue	—	14,106	—	16,943	63,043

COST OF REVENUES	—	32,600	—	34,739	58,719

Gross Profit	—	(18,494)	—	(17,797)	4,323

OPERATING EXPENSES:
General and administrative	516,594	1,120,787	1,786,553	1,591,616	20,251,782
Selling and marketing	—	46,769	—	69,785	2,208,888
Research and development	309,729	258,961	662,418	460,299	5,662,459

Total operating expenses	826,323	1,426,517	2,448,971	2,121,699	28,123,128

Loss from operations	(826,323)	(1,445,010)	(2,448,971)	(2,139,496)	(28,118,805)

OTHER INCOME (EXPENSES):
Interest income	—	—	—	—	225
Interest expense	(122,558)	(416,831)	(164,470)	(892,838)	(2,226,635)
Loss on acquisition fee	—	—	—	—	(123,950)
Loss on disposal of property and equipment	—	—	—	—	(1,459)
Gain on disposal of property and equipment	—	—	—	12	37
Loss on impairment of patents	—	—	—	—	(127,274)
Gain (loss) on litigation	—	—	—	—	(159,240)
Realized gains on sale of securities	—	—	—	—	8,530

Total other income (expenses)	(122,558)	(416,831)	(164,470)	(892,826)	(2,629,766)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND MINORITY INTEREST	(948,881)	(1,861,841)	(2,613,441)	(3,032,322)	(30,748,571)

Benefit for income taxes	—	—	—	—	—

LOSS BEFORE MINORITY INTEREST	(948,881)	(1,861,841)	(2,613,441)	(3,032,322)	(30,748,571)

MINORITY INTEREST	—	—	—	—	246,214

NET LOSS	(948,881)	$(1,861,841)	(2,613,441)	$(3,032,322)	$(30,502,357)

Net loss per common share (basic and diluted)	(0.00)	$(0.01)	(0.01)	$(0.01)	$(0.16)

Weighted average number of common shares outstanding	227,436,074	296,961,011	226,370,038	296,961,011	186,109,755

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	For the six months ended June 30, 2004	For the six months ended June 30, 2005	Cumulative from inception (January 13, 1999) to June 30, 2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,613,441)	$(3,032,322)	$(30,502,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,193	9,514	99,930
Stock issued for purchase of in-process research and development	—	—	— 870,600
Stock issued, or to be issued, in lieu of cash for professional services	40,000	86,394	8,393,393
Stock issued or to be issued to officers and employees for reimbursement of corporate expenses or compensation	—	—	2,797,631
Stock options and warrants issued in lieu of cash for professional services and compensation	813,395	1,112,230	4,553,431
Property and equipment given in lieu of cash for professional services	—	—	15,475
Realized gains on sales of investments	—	—	(8,530)
Gain on sale of property and equipment	—	12	37
Loss on acquisition fee	—	—	123,950
Loss on disposal of property and equipment	—	—	1,459
Loss on impairment of patent	—	—	127,274
Loss on litigation	—	—	159,240
Minority interest	—	—	(154,550)
Stock issued in lieu of financing costs	—	—	140,250
Changes in assets and liabilities affecting operations:
Accounts receivable (net)	—	50	—
Inventory	(61,835)	(43,254)	(159,661)
Prepaid expenses	2,383	(3,211)	(9,961)
Deposits	—	—	24,752
Promissory notes	77,160	74,539	1,041,670
Accounts payable and accrued expenses	419,875	25,921	1,416,251
Accrued compensation	419,100	85,263	1,385,959
Deferred revenue	—	19,347	28,803
Due to stockholders and officers	—	(27,806)	247,742
Liability for stock to be issued	—	—	1,518,963
Convertible notes, net amortization	79,374	809,737	1,663,902
Short-term note payable	—	—	10,909

Net cash used in operating activities	(817,796)	(883,585)	(6,213,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(688)	(96,306)
Payments for intangible assets	—	—	(127,274)
Payments for security deposits	—	—	(91,532)
Investment in subsidiary	—	—	(149,312)
Purchases of investments	—	—	(20,000)
Sales of investments	—	—	28,530

Net cash used in investing activities	—	(688)	(455,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from shareholder	—	—	26,000
Repayment of loan from shareholder	—	—	(26,000)
Proceeds from short-term loan	—	—	120,000
Repayment of capital lease obligations	—	—	(32,002)
Net proceeds from issuance of stock	120,000	—	4,337,967
Net proceeds from stock to be issued	—	1,000	329,500
Proceeds from investments in subsidiary	—	—	25,000
Proceeds from issuance of warrants	—	—	25,000
Repayment of promissory note	—	—	(500)
Payment for treasury stock	—	—	(125,392)
Proceeds from issuance of debentures and promissory notes	385,475	971,308	2,077,793

Net cash provided by financing activities	505,475	972,308	6,757,366

NET CHANGE IN CASH	(312,321)	88,034	88,034

CASH, BEGINNING OF PERIOD	312,321	—	—

CASH, END OF PERIOD	—	$88,034	$88,034

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Financing of property and equipment with capital lease	—	—	$42,540

Issuance of stock in exchange for notes receivable	—	—	$656,251

Issuance of stock in exchange for notes payable	—	$767,057	$1,046,462

Issuance of stock in exchange for promissory note	—	—	$24,750

Stock issued as a reduction of the liability for stock to be issued	—	$1,538,207	$4,246,191

Stock issued in lieu of deferred financing costs	—	—	$140,250

Stock issued in lieu of deferred compensation	—	—	$47,400

Stock issued in purchase of subsidiary	—	—	$483,658

Stock options issued as a reduction of amounts due to stockholders and officers	$220,500	—	$220,500

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:

Interest paid	—	—	$6,612

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION AND ORGANIZATION

Datameg Corporation is a technology holding company focused through the Company’s subsidiaries on developing new technologies, software applications, and products primarily serving the telecommunications sector.

Datameg Corporation is a Delaware corporation that is a successor by merger as of April 27, 2005 to DataMEG Corp., which was a New York corporation incorporated in October 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of its common stock for 100% of the stock of Datameg Corporation, a Virginia corporation, that was incorporated in January 1999. The Company subsequently changed its name to Datameg Corporation and is the successor in business operations of the Virginia Datameg and New York Datameg.

Datameg Corporation has two subsidiaries: CASCommunications, Inc., a Florida corporation, of which the Company owns 40%, and QoVox Corporation, a North Carolina corporation that the Company wholly owns. QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change the Company’s name. Datameg and its subsidiaries individually and collectively are a development stage enterprise. CASCommunications is an inactive company. Datameg does not expect CASCommunications to generate any revenue in 2005.

QoVox focuses on becoming a provider of network assurance products and services. QoVox’s network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. QoVox has developed their Network Assurance System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. Communications networks that deploy advanced technologies will receive additional fault isolation and related benefits.

During the second half of 2004, QoVox began to deploy equipment to customer sites under three purchases on approval agreements. In October 2004, QoVox obtained its first approved purchase and recorded approximately $41,000 in revenues in 2004 related to the purchase.

During the quarter ended June 30, 2005, QoVox recorded revenue of $14,106 and had deferred revenue of $28,803 as of June 30, 2005. QoVox is actively pursuing additional near-term sales opportunities with its existing customer and others for its Network Assurance System and anticipates realization of these opportunities in the near-term.

These consolidated financial statements reflect those of Datameg Corporation, CASCommunications, Inc. and QoVox Corporation in accordance with the Financial Accounting Standards Board (“FASB”) interpretation (“FIN”) 46 “Consolidation of Variable Interest Entities and interpretation of ARB No. 51”, the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses. Collectively, Datameg Corporation, CASCommunications, Inc. and QoVox Corporation are referred to as the “Company”.

CASCommunications had no recorded assets as of June 30, 2005 and had a loss before minority interest of zero for the six months ended June 30, 2005 due to the lack of activity in 2005. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of June 30, 2005.

On June 29, 2005, the Board of Directors of Datameg Corporation approved the cancellation of 260,000 shares of Datameg common stock previously held by Datameg as treasury stock. These shares were returned to authorized but unissued status. As of June 30, 2005, Datameg no longer owned any of its own shares.

The Company operates under the name of Datameg Corporation and trades under the symbol DTMG on the OTC-BB. The Company’s sole active subsidiary is QoVox Corporation, which the Company wholly owns.

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

The consolidated financial statements and notes are presented as required by Form 10-QSB and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

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

Statement No. 123 (revised 2004) - Share-Based Payments

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

C. INVENTORY

Inventory at December 31, 2004 and June 30, 2005 was $116,407 and $159,661, respectively and all inventory was comprised of either raw materials and or finished goods.

	December 31, 2004 (unaudited)	June 30, 2005 (unaudited)
Raw Materials Inventory	$78,047	$72,657
Finished Goods	$38,360	$87,004
Total Inventory	$116,407	$159,661

The Company assembles finished goods for specific sale on approval contracts. At June 30, 2005, all finished goods had been deployed at multiple sites for three divisions of one customer and the Company was awaiting customer acceptance.

D. CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of these debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were convertible into to common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of common stock. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2004 and June 30, 2005, respectively. Interest accrued related to the unconverted subordinated debentures was $18,403 and $19,610 at December 31, 2004 and June 30, 2005, respectively. The Company is in default related to payments of interest and principal at June 30, 2005.

E. CONVERTIBLE NOTES

In the period April through December 2004, the Company entered into agreements to issue convertible notes with approximately fifty (50) investors in the aggregate amount of $1,088,995. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between issuance and six months of the original issuance date of the notes into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates reducing the convertible promissory note balance to a net of $13,660 at December 31, 2004 and increasing the liability to issue stock account by $1,042,245. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $847,000. For the six months ended June 30, 2005, the discount amortized to interest expense was approximately $8,000. By the end of the second quarter all but 373,485 of shares due to all conversions had been issued.

F. CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

In the period January through June 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately eighty (80) investors in the amount of $1,111,807. In the second quarter, approximately forty (40) notes were issued for a total of $566,307. The agreements were not fully funded on the date of the agreements and at June 30, 2005, the amount due from the investors was $121,000. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 22,405,371 shares. During the first six months of 2005, we issued approximately 15,241,141 of these shares pursuant to conversions under these agreements. The detachable warrants issued in the second quarter were valued under a Black-Scholes model and a debt discount of approximately $354,576 was recorded and added to paid in capital. During the first six months of 2005, the debt discount related to the value of the warrants and amortized to interest was approximately $210,519. In addition, a beneficial conversion value was recognized as additional debt discount and paid in capital was added in the amount of approximately $310,726. For the six months ended June 30, 2005, the debt discount related to the beneficial conversion feature of the security and amortized to interest expense was approximately $809,737.

G. DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2004 and June 30, 2005, the Company was indebted to officers and stockholders in the amount of $84,626 and $56,760 respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

H. PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $878,000 and $923,178 as of December 31, 2004 and June 30, 2005, respectively.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s former Chairman. The promissory note accrued interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $336,000 and $365,500 as of December 31, 2004 and June 30, 2005, respectively.

I. OTHER LIABILITIES

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s former Chairman for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s former Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2004 and June 30, 2005 and is recorded in accounts payable and accrued expenses.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock.

The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at June 30, 2005 was approximately $57,470. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The reduced settlement was not paid. On April 1, 2005 the Company entered into a revised agreement to pay $10,000 per month for five months. The agreement provided that no further interest shall be accrued on the prior balance. The Company has made two payments as of July 31, 2005.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. The balance, including accrued interest, at June 30, 2005 was approximately $69,273. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid.. On May 18, 2005 the parties agreed that the Company would pay $10,000 per month until the balance is paid in full. The agreement provided that no further interest shall be accrued on the prior balance.

J. RELATED PARTY TRANSACTIONS

As of December 31, 2004 and June 30, 2005, the Company was indebted to officers and stockholders in the amount of $84,626 and $56,760 respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

K. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 2004 and June 30, 2005, the Company had no uninsured cash balances.

L. COMMITMENTS AND CONTINGENCIES

Commitments:

In November 2003, the Company entered into an informal agreement with the President of QoVox related to past, present and future compensation. Under the terms of the agreement, the Company committed to issue 1,770,000 shares of the Company’s common stock as satisfaction for amounts owed to the President of QoVox in unpaid compensation through the year ended December 31, 2003. The Company committed to issue the president of QoVox stock options for 5,500,000 shares of the Company’s common stock at a strike price of $0.15 per share. Stock options to acquire 1,500,000 shares vested on November 30, 2003 and the balance will vest over the following 36 months or will fully vest upon the Company’s first sale of the QoVox Network Assurance System and will expire three years after the date of vesting. During the year ended December 31, 2004, options to acquire 4,000,000 shares vested under this commitment, were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $378,734 which was charged to officer’s compensation. As of June 30, 2005, none of the vested stock options were exercised. In April 2005, the Company issued the 1,770,000 committed shares and the 500,000 bonus shares.

In November 2003, the Company entered into an exclusive distribution agreement for the sale of QoVox products in the Pacific Rim. The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007. Under the distribution agreement, QoVox is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products. As of June 30, 2005, no products have been sold under this agreement.

In July 2004, the Company and QoVox entered into an agreement as of May 1, 2004 with a consultant to provide marketing support and sales representation services for QoVox. Under the agreement, QoVox agreed to pay a monthly fee of $5,000 per month from May through December 2004 unless the contract was terminated earlier. In addition, the Company agreed to compensate the consultant with up to 12,000,000 shares of the Company’s unregistered common stock for achieving certain milestones. The stock can be exchanged for cash payments at a rate of $10,000 per 1,000,000 shares of common stock. If stock is issued as payment for compensation then the stock must be registered within 120 days of the issuance of the stock certificate. A failure to register the stock in the period noted will result in a 5% penalty, payable in stock, on a monthly basis until the stock is registered. Cash payments are due within 30 days of the date of achievement. A penalty for late cash payments of $100 per day will be deemed payable.

As of December 31, 2004, the Company recorded marketing support expenses, under the July 2004 agreement, in the amount of $1,531,250 of which $87,100 relates to cash transactions and $1,444,150 relates to the value of 12,000,000 shares of the Company’s common stock. In October 2004, the Company issued 7,000,000 shares of common stock and in January 2005, the Company issued the remaining 5,000,000 shares of common stock to the consultant. The contract expired on December 31, 2004 on its own terms. The parties are in negotiations to resolve prior issues raised by the consultant and initiate a new contract. The parties expect to complete negotiations in the third quarter of 2005.

Mark P. McGrath, the Company’s Chairman, CEO and President, formerly served as a consultant to the Company to provide general legal counsel services to the Company. Under the terms of an agreement between Mr. McGrath and the Company dated August 2004, the Company agreed to make weekly payments of approximately $2,400 and reimburse Mr. McGrath for travel expenses as incurred. The contract has subsequently been terminated.

In March 2005, QoVox entered into agreements with three (3) consultants, whereby the consultants agreed to continue to perform certain services in March and April 2005 in exchange for 160,000 shares of the Company’s common stock each. The total fair value of the stock on the date of the agreements was approximately $54,000. A charge to consulting fees and liability to issue stock was recorded at March 31, 2005 in the amount $18,087.

On April 15, 2005, the Company entered into a short-term loan agreement under which, Mark P. McGrath, the Company’s Chairman, CEO and President, lent $10,000 to the Company. Simple interest accrued at 1.47%. The note matured on May 15, 2005 and has been paid in full on May 9, 2005.

On April 17, 2005, the Company entered into an Option Agreement with Mark P. McGrath whereby the Company granted to Mr. McGrath options to acquire up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.17 per share, such options to expire on April 17, 2010. Also on April 17, 2005, the Company entered into an Option Agreement with Andrew Benson whereby the Company granted to Mr. Benson options to acquire up to 10,000,000 shares of the Company’s common stock at an exercise price of $0.17 per share, such options to expire on April 17, 2010.

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

On April 28, 2005, the Company entered into an engagement agreement with 350 Group, LLC, which superceded the term sheet that the Company and 350 Group entered into in March 2005, whereby 350 Group agreed to apply its resources, in close collaboration with the management of the Company and QoVox, to refine and execute our short-term and long-term business planning; formalize commercial operations systems and strategic product distribution channels; formulate corporate finance plans; assist us in raising capital; as well as assist in recruiting independent board directors and formation of our Technical Advisory Board.

On April 30, 2005, QoVox entered into agreements with one (1) employee and two (2) consultants, whereby the consultants agreed to continue to perform certain services in April and May 2005 in exchange for 160,000 shares each of the Company’s common stock.

As of May 1, 2005, the Company entered into a Consulting Agreement with Mr. Andrew Benson under which Mr. Benson furnishes consulting and general business advisory services relating to the operation of our business and the business of our subsidiaries and affiliates. The consulting agreement is for a period of twelve months ending on April 30, 2006 and requires monthly payments of $12,500 and cannot be revoked, terminated or cancelled by the Company except with respect to a termination for cause.

On May 13, 2005 the Company entered into a Mutual General Release with Yes International, Inc. settling any and all claims either company may have had. The terms of the release provided that the Company pay Yes International $5,000 per month beginning in May for five months for a total of $25,000. The Company made its first payment of $5,000 on May 31, 2005 and has subsequently made a $3,000 payment in July. The Company is in default with respect to this agreement.

Pursuant to the engagement agreement and as consideration for 350 Group, LLC’s services under the agreement, we agreed to issue to 350 Group a non-qualified stock option to purchase up to 94,000,000 shares of our common stock (if all milestones are achieved). The exercise price of the option is $0.10 per share. The option becomes exercisable (or vests) in amounts based on the achievement of certain milestones, including major commercial successes, achieving certain revenue levels and implementing business systems and financial reporting systems suitable for us. Vesting occurs in increments ranging from 1,175,000 to 4,700,000 shares. We also agreed to reimburse 350 Group for its reasonable travel and out-of-pocket expenses. The agreement contains customary non-disclosure and indemnification provisions. To date none of the stated milestones have been achieved.

Lease commitments:

In October 2004, QoVox signed a lease agreement for office space in Raleigh, North Carolina. The term of the lease is for 37 months beginning December 2004 and ending in January 2008. The terms of the lease call for monthly payments of approximately $5,000.

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

On May 7, 2004, La Jolla Cove Investors, Inc., a shareholder, filed a complaint against the Company and the Company’s former Chairman, for breach of contract in the Superior Court of San Diego County, California for damages in the amount of $450,000, attorneys fees, and interest for failure to register their shares in its SB-2/A filed in February 2004 as amended in June 2004. A judgment has not been received related to this litigation. On July 28, 2004, the plaintiff entered into an agreement with the Company to withdraw the suit if its shares were included in the future filing of the SB-2/A. The Company intends to include those shares in a future registration statement.

M. STOCK SUBSCRIPTION RECEIVABLE

On March 5, 2004, the Company entered into two stock subscription agreements with a foreign investor to purchase 5,882,352 shares of the Company’s common stock at a purchase price of $0.17 per share. As of December 31, 2004, the investor paid $80,000 towards the purchase of the shares. On April 1, 2004, the Company issued 2,941,176 shares of restricted Common Stock to the investor with the understanding that the investor was sending the Company $500,000 and a stock subscription receivable was recorded in the amount of $420,000. On April 14, 2004, the investor notified the Company of the investor’s intent not to invest further in the Company. The Company offered to issue 470,588 shares to accommodate the $80,000 investment that was made upon return of the certificate issued in April 2004.

N. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the six Months Ended June 30, 2004 (unaudited)	For the six Months Ended June 30, 2005 (unaudited)	Cumulative from Inception (January 13, 1999) to June 30, 2005 (unaudited)
Net Loss (numerator)	$(2,613,441)	$3,032,322	$30,502,357
Weighted Average Shares (denominator)	226,370,038	296,961,011	186,109,755
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.16)

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, “Earnings Per Share.” Thus, options and warrants granted as of June 30, 2004 and 2005 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

O. OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At June 30, 2005, current liabilities exceeded current assets by $3,745,430. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

P. SUBSEQUENT EVENTS

On July 1, 2005, our wholly owned subsidiary, QoVox Corporation, filed Articles of Amendment to its Articles of Incorporation, changing its corporate name from North Electric Company, Inc. to QoVox Corporation. The new corporate name better reflects QoVox’s core business of helping service providers assure the quality of Voice over Internet Protocol (VoIP) and other next generation IP-based services.

On July 1, 2005, we appointed Joshua E. Davidson to the position of Vice President, Finance. In this position, Mr. Davidson is responsible for leading the finance and administration efforts that support the ongoing development and deployment of Datameg’s test and measurement tools and voice quality assurance services for IP-centric applications. Mr. Davidson reports directly to Mark P. McGrath, our Chairman, President and Chief Executive Officer.

Effective as of July 1, 2005, Datameg and Mr. Davidson entered into a letter agreement, under which the Company agreed to pay to Mr. Davidson $700 per day (or $350 per half day) that he performs services for Datameg. During each quarter, Mr. Davidson is expected to devote approximately the following amounts of time to the Company’s business: (i) four to five days per week for three weeks of each quarter, and (ii) 1.5 days per week for ten weeks of each quarter. The letter agreement provides that Datameg will not pay aggregate compensation to Mr. Davidson for a quarter exceeding $25,000 unless duly authorized in writing or by electronic mail by Datameg’s Chairman and Chief Executive Officer with respect to that quarter.

In connection with his appointment as Vice President, Finance, Datameg granted to Mr. Davidson a one-time signing bonus of one million restricted shares of Datameg common stock, of which 50% (500,000 shares) were issued in July 2005 and the remaining 50% (500,000 shares) will be issued on January 3, 2006, provided that Mr. Davidson’s consulting arrangements with Datameg have not been terminated. Under the letter agreement, Mr. Davidson performs services for Datameg as an independent contractor and not as a Datameg employee.

On July 25, 2005, we entered into an Option Agreement with Mark P. McGrath, our Chairman, Chief Executive Officer and President, under which we granted a non-qualified stock option to acquire 2,500,000 shares of our common stock to Mr. McGrath. Also on July 25, 2005, we entered into a substantially identical Option Agreement with Joshua E. Davidson under which we granted a non-qualified stock option to acquire 2,500,000 shares of our common stock to Mr. Davidson. Each option (a) carries an exercise price of $0.06 per share (subject to adjustment for stock splits, stock dividends, reverse splits and the like), (b) becomes exercisable (vests) as to 500,000 shares on the first business day of each of the next five calendar quarters, beginning on October 3, 2005 and ending on October 2, 2006 and (c) has an expiration date of July 25, 2010.

Also on July 25, 2005, the Company entered into a Restricted Stock Agreement with William J. Mortimer, the General Manager of the Company’s wholly-owned subsidiary, QoVox Corporation. Pursuant to the Restricted Stock Agreement, Mr. Mortimer purchased 12,000,000 shares of the Company’s common stock for a purchase price of $0.006 per share. Payment for these shares may be affected by Mr. Mortimer forgoing receipt of consulting fees to which he is otherwise entitled. The Company has a right to repurchase these shares at the original purchase price, in the event that Mr. Mortimer ceases to serve as a full-time employee or consultant to QoVox prior to achieving each respective vesting milestone.

On July 26, 2005, William J. Mortimer joined our Board of Directors. Mr. Mortimer also serves as the General Manager of the Company’s wholly owned subsidiary, QoVox Corporation. Mr. Mortimer is a well-respected communications industry veteran with deep experience in the network testing and monitoring market. During Mr. Mortimer’s 20-year career he built successful customer relationships with leading network equipment manufacturers and service providers worldwide. Most recently, Mr. Mortimer served as the vice president and general manager for the New Generation Networks operation of Agilent Technologies, Inc., leading Agilent to become the recognized market leader in Voice over Internet Protocol (VoIP) monitoring and management. In this role Mr. Mortimer grew the business by successfully obtaining contracts with such leading accounts as AT&T, Sprint, Time Warner Cable and Deutsche Telekom. Prior to that Mr. Mortimer was vice president and general manager of Agilent’s Optical Network Test Division and Communications Services Solutions business.

Item 2. Plan of Operation

Plan of Operation

We are a development stage communications technology company focused on development and supply of voice-quality products and related services that support critical network performance requirements in the voice segment of the rapidly converging voice, data and video communications industry. Specifically, through our wholly-owned subsidiary QoVox Corporation, we design, develop and offer network-wide fault identification, fault isolation and voice quality assurance products and critical real-time network health and performance monitoring services for both providers and end-users of Internet telephony, now commonly referred to as Voice over Internet Protocol (“VoIP”). The VoIP industry critically depends on the ability to deliver voice service over the Internet infrastructure with the high quality that end-users have grown to expect with traditional telephony services. We believe network monitoring for voice quality is a vital function for a successful commercial future of IP telephony.

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

The dollar value of the VoIP subscriber market for US and Canadian cable operators, according to Kinetic Strategies, is estimated to be $15 billion by the end of 2009. We believe our primary business opportunity is driven by this VoIP subscriber growth and therefore, our operating plan focuses on sales to the VoIP network owners and operators and enterprise network users. QoVox is our primary operating entity and is expected to account for substantially all of the company’s total revenues over the next twelve months.

CasCommunications

We own 40% of CasCommunications, an inactive development stage entity. We do not expect CasCommunications to generate any revenue in 2005.

QoVox

QoVox designs, develops and offers an end-to-end network fault identification, fault isolation and voice quality assurance product, and critical real-time network health and performance monitoring services for VoIP service providers and, potentially, mission critical end-users.

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

We believe the QoVox product enables VoIP service providers to assure voice quality and enables them to detect incipient network degradation and pinpoint network problems so they may be repaired to avoid customers experiencing a loss of service or poor voice quality.

We are building upon the early success of our network voice-quality trials with certain IP cable network operators. Specifically, during 2004, QoVox shipped network assurance evaluation systems to three of Time Warner Cable’s 29 divisions to support their VoIP service roll-out. QoVox’s first system evaluation trial completed successfully in the fourth quarter of 2004 and resulted in Time Warner’s first expansion order in that same quarter. QoVox anticipates that the initial three Time Warner Cable divisions will complete their trial programs in the third quarter of 2005. Early successes of evaluation system 2 resulted in an additional expansion order from Time Warner in the first quarter of 2005. QoVox delivered two additional units from that expansion order in mid-June 2005. The remaining three units are scheduled for delivery upon notification of site readiness by the customer. Evaluation system 2 completed the trial program in the second quarter of 2005. This acceptance resulted in revenue recognition of $11,269 for the second quarter of 2005.

QoVox plans to deliver an evaluation system to its first major local telephone company in the fourth quarter of 2005. We believe the successes achieved in these initial trials establishes the pattern of efficacy and value of our IP network monitoring and critical fault isolation solutions for IP service providers, which we believe indicates the potential for network-wide implementation of our products and services.

During the next twelve months, we plan to continue to focus on product development and expansion of our marketing, sales and customer service efforts.

Product Development

QoVox’s flagship product, the Network Assurance System, is comprised of an array of Network Access Probes (“NAPs”) that are distributed throughout a customer’s IP network and a Central Server that controls and receives information from the array of distributed Network Access Probes. The Network Access Probes autonomously originate and terminate telephone calls and perform various tests and measurements across the network. QoVox’s central server is a proprietary network data acquisition system that continuously collects and compiles the results of the Network Access Probe activity and should network faults be detected, the QoVox system alerts the network owner/operator of the incipient voice quality degradation or other deteriorating network faults as well as identifying the precise location and nature of each VoIP network disturbance.

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

Marketing and Sales

We commenced sales of our products in the second quarter of 2004, shipped the first evaluation system on July 29, 2004 and received our first revenue in December 2004. Through June 30, 2005 QoVox has shipped evaluation product totaling more than $430,000. Of these evaluation systems, approximately $87,000 has already converted into invoiced shipments based upon trial performance validation. We anticipate that the present installed base of evaluation NAP systems will convert to billable shipments upon the completion of the programmed trial and validation sequence.

We are developing a service level agreement (“SLA”) business to complement our product sales business. Under such a business model, we would sell certain equipment components of the QoVox Network Assurance System while retaining ownership of others, thereby establishing the basis for operational services contracts with our customers. We believe that this strategy would provide a sustainable long-term revenue source while building a suite of value-added customer services and customer loyalty. Accordingly, we have allocated $302,000 of the $430,000 total equipment shipped through June 30, 2005 to our proposed SLA business model. We anticipate formally introducing our SLA model during second half of 2005. We continue to expand our marketing and selling efforts to recruit new customers within the cable, MSO, and local and long distance telephony provider segments.

We have commenced technical review meetings with a large OEM for the purpose of developing products and services that will allow for the entry into the Fortune 500 enterprise and federal government market We are actively developing our strategic partner program, identifying certain alliance candidates who presently enjoy considerable market presence; through these channels we expect to broaden the customer reach for our QoVox products and services. We presently have Joint Marketing and Sales Agreements with both Teckno Telecom LLC (www.TecknoTelecom.com) and Acterna LLC (www.Acterna.com) both of which have network performance management products complementary to our QoVox Network Assurance System.

While overseas opportunities are not a primary market focus at this stage of our development, we are nevertheless responding in collaboration with our strategic partners to requests for information from certain major European and Asian communications companies.

We are transitioning to volume commercial operations from a product evaluation stage of operations. We are in the early stages of securing revenue generating commercial contracts. As such, management believes that the major expenses incurred over the next twelve months will continue to include the necessary emphasis on customer development, new product research and development and will also begin to bolster sales and marketing efforts, customer service effort and market segment-specific product enhancements to address this reality.

Recent Developments

As of April 17, 2005, our predecessor, Datameg Corporation, a New York corporation (“Datameg NY”), entered into an Option Agreement with Mark P. McGrath whereby Datameg NY granted to Mr. McGrath options to acquire up to 5,000,000 shares of the Datameg NY’s common stock at an exercise price of $0.17 per share, such options to expire on April 17, 2010. Also on April 17, 2005, Datameg NY entered into an Option Agreement with Andrew Benson whereby Datameg NY granted to Mr. Benson options to acquire up to 10,000,000 shares of Datameg NY’s common stock at an exercise price of $0.17 per share, such options to expire on April 17, 2010.

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

Liquidity and Capital Resources

Projected Cash Flows for the twelve months ended June 30, 2006:

	Q1	Q2	Q3	Q4	Total
Cash on Hand Beginning of Quarter	$0	$(573,863)	$(2,018,874)	$(2,943,874)
Revenues Received from Customers	$2,837	$14,106	$150,000	$1,000,000	$1,166,943
Cost of Sales (Purchase of Inventory/Licenses)	$(2,346)	$(32,600)	$(100,000)	$450,000	$315,054
Sales/Marketing/Sales Support	$(23,016)	$(46,769)	$(75,000)	$(200,000)	$(344,785)
Development/R&D	$(350,000)	$(258,961)	$(300,000)	$(500,000)	$(1,408,961)
Administrative and Misc.	$(201,338)	$(1,120,787)	$(600,000)	$(600,000)	$(2,522,125)
Cash on Hand End of Quarter	$(573,863)	$(2,018,874)	$(2,943,874)	$(2,793,874)

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

In the period January through June 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately eighty (80) investors in the amount of $1,111,807. In the second quarter, approximately forty (40) notes were issued for a total of $556,307. The agreements were not fully funded on the date of the agreements and at June 30, 2005, the amount due from the investors was $121,000. These funds were used to fund operations during the first six months of 2005.

Since June 30, 2005 we issued the following notes and associated warrants:

Date of Convertible Note	Name of Investor	Amount of Convertible Note	Conversion Price	Conversion or Automatic Conversion Date	Number of Convertible Shares	Number of Warrants	Warrant Expiration Date
7/8/05	Terry Heston	$10,000.00	$0.05	9/15/2005	200,000	100,000	9/15/2007
7/29/05	John Wisinger	$2,000.00	$0.06	9/15/2005	33,333	16,667	9/15/2007
7/29/05	Blaine Horodesky	$5,000.00	$0.06	9/15/2005	83,333	41,667	9/15/2007
7/29/05	Douglas Perkins	$10,000.00	$0.06	9/15/2005	166,667	83,333	9/15/2007
7/29/05	Barklay Swan	$5,100.00	$0.06	9/15/2005	85,000	42,500	9/15/2007
7/29/05	John Storm	$10,000.00	$0.06	9/15/2005	166,667	83,333	9/15/2007
7/28/05	Al Henderson	$10,000.00	$0.06	9/15/2005	166,667	33,333	9/15/2007
7/29/05	James Henderson	$10,000.00	$0.06	9/15/2005	166,667	83,333	9/15/2007
8/1/05	Saperstein	$15,000.00	$0.06	9/15/2005	250,000	125,000	9/15/2007
8/8/05	Tammi Gaudet	$5,000.00	$0.06	9/15/2005	83,333	41,667	9/15/2007
8/8/05	Chris Foster	$15,000.00	$0.06	9/15/2005	250,000	125,000	9/15/2007
8/8/05	HR Global	$5,000.00	$0.06	9/15/2005	83,333	41,667	9/15/2007
8/8/05	Scott Hill	$25,000.00	$0.06	9/15/2005	416,667	208,333	9/15/2007

Since June 30, 2005 we issued the following shares of our common stock upon conversion of convertible notes that we previously issued. The conversion price for each of these convertible notes was $0.05 per share, except as noted in note (a).

Date of Issuance	Shareholder Name	Number of Securities	Type of Securities	Cash Consideration
7/21/05	Wanda Bond	100,000	Common Stock	$5,000
7/21/05	Jackie and Larry Cloud	40,000	Common Stock	$2,000
7/21/05	Chris Foster	500,000	Common Stock	$25,000
7/21/05	Francisca Ornelas Plascenicia	84,000	Common Stock	$4,200
7/21/05	John and Socorro Wisinger	76,000	Common Stock	$3,800
7/21/05	Keith Bennett	400,000	Common Stock	$20,000
7/21/05	Terry McNabb	100,000	Common Stock	$5,000
7/21/05	James R. Omer	1,000,000	Common Stock	$50,000
7/21/05	Bruce Scheiner	1,000,000	Common Stock	$50,000
7/21/05	David Wilder	130,000	Common Stock	$6,500
7/21/05	Larry McMullins	200,000	Common Stock	$10,000
7/21/05	Josh Rogers	300,000	Common Stock	$15,000
7/21/05	David Allen	600,000	Common Stock	$30,000
7/21/05	Kevin Dawe	100,000	Common Stock	$5,000
7/21/05	Shelby Dunson	200,000	Common Stock	$10,000
7/21/05	David Strorm (a)	1,000,000	Common Stock	$30,000
7/21/05	Donald Turner	200,000	Common Stock	$10,000
7/21/05	R.T. Winfree	140,000	Common Stock	$7,000

(a)	The Conversion price was $0.03.

On April 28, 2005, the Company entered into an engagement agreement with 350 Group, LLC, which superceded the term sheet that the Company and 350 Group entered into in March 2005, whereby 350 Group agreed to apply its resources, in close collaboration with the management of the Company and QoVox, to refine and execute our short-term and long-term business planning; formalize commercial operations systems and strategic product distribution channels; formulate corporate finance plans; assist us in raising capital; as well as assist in recruiting independent board directors and formation of our Technical Advisory Board.

Pursuant to the engagement agreement and as consideration for 350 Group, LLC’s services under the agreement, we agreed to issue to 350 Group a non-qualified stock option to purchase up to 94,000,000 shares of our common stock (if all milestones are achieved). The exercise price of the option is $0.10 per share. The option becomes exercisable (or vests) in amounts based on the achievement of certain milestones, including major commercial successes, achieving certain revenue levels and implementing business systems and financial reporting systems suitable for us. Vesting occurs in increments ranging from 1,175,000 to 4,700,000 shares. We also agreed to reimburse 350 Group for its reasonable travel and out-of-pocket expenses. The agreement contains customary non-disclosure and indemnification provisions. To date none of the stated milestones have been achieved.

There can be no assurance that we will be able to raise additional capital on acceptable terms or at all. If we are unable to raise additional capital, we would need to curtail or reduce some or all of our operations, and some or all of QoVox’s operations.

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

Revenue Recognition Criteria

The Company defines revenue recognition criteria as follows:

•	Persuasive Evidence of an Arrangement Exists. It is the Company’s customary practice to have a purchase order prior to recognizing revenue on an arrangement.

•	Delivery has Occurred. The Company’s software and systems hardware are physically delivered and installed at its customer’s site. The Company considers delivery complete when the software and system hardware products have been installed and the testing phase completed. The Company defers all the revenue until the testing phase had been completed and the Company receives customer acceptance.

•	The Vendor’s Fee is Fixed or Determinable. The Company’s customary payment terms are generally within 30 days after the invoice date.

•	Collection is Probable. Due to a lack of customer history upon which a judgment could be made as to the collectibilty of a particular receivable, revenue is currently recognized upon receipt of payment assuming all other conditions of the sale have been met.

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. As a result of our acquisition of substantially all of the assets and certain of the liabilities of QoVox, the Company recorded approximately $207,000 of goodwill. In accordance with the provisions of SFAS No. 142, we no longer amortize goodwill. However, goodwill must be reviewed at least annually for impairment. We have elected to perform our annual review at the end of each fiscal year. If the carrying value of our goodwill were to exceed the fair value at some time in the future, we would be required to report goodwill impairment charges as an operating expense in our statement of operations. Whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, we must conduct an impairment assessment of its goodwill and identifiable intangible assets. Factors that could trigger an impairment review include:

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

Risk Factors

Business Risks

Early Stage Development Company; Profitability Uncertain. Since our inception, we have been principally engaged in product and business development activities for our network monitoring system. Our technology demonstration programs with certain IP telephony service providers, including Sprint and Time Warner Cable, confirm the QoVox Network Assurance System’s performance and value to the communications industry. However, we must package our system into scalable commercial solutions that demonstrate performance acceptable to network equipment providers, communications services providers and carriers who represent our initial prospective or actual customers. We believe that our initial demonstration and evaluation programs with certain carriers support the performance and efficacy of our system and will result in long-term implementation agreements. However, we can not assure you that commercial viability will be demonstrated for the QoVox Network Assurance Systems, or that other competitive network monitoring solutions will not be chosen as alternatives to our QoVox solutions. Should competitor products displace our products in the market, our prospects for profitability may not be realized.

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to June 30, 2005, we generated less than $100,000 in total revenue. We have a cumulative net loss of approximately $29.1 million since inception through June 30, 2005. These losses are principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. We expect our net losses to continue, and we do not know if or when we will reach profitability.

Dependence Upon Distributor Acceptance. Our sales for the foreseeable future are expected to come from Internet telephony service providers and telecommunications network equipment OEMs. We expect that carriers will integrate our product into services they offer to their aggregated subscriber base. We expect OEMs will incorporate the QoVox Network Assurance Systems into their products once QoVox’s Active Monitoring System becomes a network monitoring option. We can not assure you that we will receive orders from our prospective distribution partners sufficient to provide cash from operations in amounts required to sustain profitable operations. Additionally, we can not assure you that our products will be adopted at the rate we forecast. Any decrease in the adoption rate could adversely affect our performance.

Sales and Distribution. We do not have dedicated sales and marketing functions. Our larger potential competitors have stronger brand name recognition and significant sales and marketing infrastructures. As a result, we intend to rely on our agreements with distribution partners for distribution of our products. In addition, certain of our potential distribution channels may partner with our competitors or demand pricing discounts or commission payments that we may not be able to provide on a profitable basis.

Dependence on Key Employees. Our success will depend upon the successful recruitment and retention of highly skilled and experienced managerial, technical, marketing and financial personnel. The competition for such personnel is intense and our competitors will have substantially greater financing and other resources to offer such personnel. Therefore, we can not assure you that we will successfully recruit and retain necessary personnel.

New Products. QoVox products and services are in development and are based upon our proprietary core technology for active network monitoring. We believe that our future success will depend on additional monitoring algorithms and equipment, and related services, and therefore, on our ability to develop and introduce additional variations on our core technology that provide measurable competitive performance and economic benefit compared to existing and future network monitoring alternatives.

Dependence on Product Requirements of Network Equipment OEMs and Other Customers. Our success will depend significantly on our ability to develop and introduce, on a timely basis, advanced network assurance products and systems that meet the needs of our customers. In addition, network equipment OEMs generally require long lead times. We can not assure you that we will receive adequate assistance from OEMs to successfully commercialize our products or that any of our new or enhanced products will receive or maintain market acceptance. If we are unable to design, develop and introduce competitive products on a timely basis, our results of operations will be adversely affected.

Competition. Our potential network access competitors include, but are not limited to, major network equipment manufacturers such as Agilent Technologies, Empirex, MinaCom, and Radcom. Our competitors have substantially greater research and development, marketing, financial, technological, personnel and managerial resources than we.

Industry Risks. We depend on the willingness of telecommunications carriers and internet service providers to purchase our products and services. A slowdown in the telecommunication or networking industries would adversely affect our ability to find partners and prospective customers. Segments of the telecommunications industry have experienced significant business downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs, most recently from 2000 to 2003. Our operations may in the future experience substantial fluctuations as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending.

Selling Price/Manufacturing Cost Reduction. We assume that our selling price per unit of product will be reduced over time as production is increased and target unit manufacturing costs are achieved. Selling price reduction and cost reductions are necessary to improve unit price-performance ratios and remain competitive. We can not assure you that we will successfully achieve target cost goals. Furthermore, our product costs may not be competitive with other commercially available network monitoring technologies.

Management of Growth. Our further development, and our goal to transition into a profitable going-concern, will require additional management as well as improved operational and financial systems. In addition, to achieve broader market acceptance, we will need to expand our marketing and sales staff, our employee base and the scope of our operations, all of which will require additional personnel and associated costs. We can not assure you that we will successfully manage such transition or the expansion of our operations, and our failure to do so could have an adverse effect on our Company. In general, our business plan calls for significant growth over the next five years. Our failure to manage our growth effectively could have a material adverse effect on our business, financial condition and operating results.

Technological Risks

Products Fail to Perform. We have operated our network demonstration systems on live client network conditions. We designed our technology to operate consistent with international telephony standards, but we cannot assure you that our products will work uniformly over the entire range of network conditions. While our network monitoring tools are based on well-known and robust microelectronics componentry, we have limited commercial experience with our products. Accordingly, we lack information on maintenance and returns that might result from less than expected product performance.

Technological Obsolescence. Network monitoring and performance assurance technology is rapidly evolving and highly competitive. We can not assure you that our research and product development efforts will remain up-to-date given research efforts and technological activities of others, including initiatives and activities of governments, major research facilities and other corporations, nearly all of which enjoy far greater resources than we do.

Intellectual Property Risks. We do not own any patents. We rely primarily on trade secret laws, copyright law, unfair competition law and confidentiality agreements to protect our intellectual property. Our lack of ownership of patents, together with the trend toward litigation regarding patent and other intellectual property rights in the telecommunications and networking industries, mean that litigation by third parties is a possibility. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products or services. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us, or at all. In addition, third parties may infringe our intellectual property, and we may expend significant resources enforcing our rights or suffer competitive injury.

Regulatory Risks

Regulatory Environment. The regulatory environment for the telecommunications industry has been undergoing liberalization at varying paces and with differing objectives, and in certain markets has been subject to political interference. For the most part, we believe that there will be increasing motivation on the part of regulators to set the regulatory framework for rapid deployment and use of Next Generation Network services. We could face regulatory hurdles affecting our products and services such that our distribution plan is impaired (and our profitability diminished or lost).

Financing Risks

Need for Additional Financing; Dilution. We must raise working capital from private and public sources and prospectively from corporate alliances to fund our operations to the point of being self-funding. Should we fail to raise the necessary funding at the levels planned, we may be required to scale back or cease operations. We will be required to seek additional financing in the future. We can not assure you that adequate additional financing, on acceptable terms or at all, will be available when needed, or that future financing would not further dilute shareholders’ interests. In addition, as a result of our inability to generate sufficient cash flow, we have historically issued stock and options to our executives, employees and consultants in lieu of cash compensation. If we are forced to continue this practice, significant additional dilution to our shareholders’ interests will occur.

Accounting for Convertible Notes

In the period April through December 2004, the Company entered into agreements to issue convertible notes with approximately fifty (50) investors in the aggregate amount of $1,088,995. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between issuance and six months of the original issuance date of the notes into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates reducing the convertible promissory note balance to a net of $13,660 at December 31, 2004 and increasing the liability to issue stock account by $1,042,245. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $847,000. For the six months ended June 30, 2005, the discount amortized to interest expense was approximately $8,000. By the end of the second quarter all but 373,485 of shares due to all conversions had been issued.

In the period January through June 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately eighty (80) investors in the amount of $1,111,807. In the second quarter, approximately forty (40) notes were issued for a total of $566, 307. The agreements were not fully funded on the date of the agreements and at June 30, 2005, the amount due from the investors was $121,000. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 22,405,371 shares. During the first six months of 2005, approximately 15,241,141 of these shares were issued pursuant to conversions under these agreements. The detachable warrants issued in the second quarter were valued under a Black-Scholes model and a debt discount of approximately $354,576 was recorded and added to paid in capital. For the first six months of 2005, the debt discount related to the value of the warrants and amortized to interest was approximately $210,519. In addition, a beneficial conversion value was recognized as additional debt discount and paid in capital was added in the amount of approximately $310,726. For the six months ended June 30, 2005, the debt discount related to the beneficial conversion feature of the security and amortized to interest expense was approximately $809,737.

Item 3. Controls and Procedures

(a) Disclosure Controls and Procedures

The Company is beginning to design and document a written set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As previously announced, the Company was successful in identifying and recruiting Joshua E. Davidson, a seasoned financial executive who will design disclosure controls and procedures in advance of the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers. The Company’s current informal disclosure controls and procedures would not constitute effective internal control over financial reporting as of June 30, 2005.

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

In anticipation of the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers in 2006, the Company hired Joshua E. Davidson to, among other responsibilities, design effective disclosure controls and procedures over financial reporting. The Company also plans to expand its Board of Directors, recruit independent directors, modify the composition of its audit committee to be comprised solely of independent directors and otherwise remedy the material weaknesses and significant deficiencies in internal control over financial reporting that currently exist.

On July 26, 2005, The Company’s Board of Directors formed three new committees and adopted charters for each new committee. The new committees that we formed are an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Initially, Mark P. McGrath and William T. Mortimer, the two members of the Board, also will be the two members of each committee. Neither Mr. McGrath nor Mr. Mortimer qualifies as “independent” under Securities and Exchange Commission rules. We intend to have a sufficient number of independent directors before the internal control provisions under Section 404 of the Sarbanes-Oxley Act of 2002 become effective for companies quoted on the OTC Bulletin Board in 2006. At that time, we anticipate that our Board will appoint independent directors to each committee to bring each committee into compliance with its charter.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings Update with Attorney’s assistance

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $878,000 and $923,178 as of December 31, 2004 and June 30, 2005, respectively.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. Funds were transferred in March 2004 and the balance, including accrued interest, at June 30, 2005 was approximately $57,470. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The reduced settlement was not paid. On April 1, 2005 the Company entered into a revised agreement to pay $10,000 per month for five months. The agreement provided that no further interest shall be accrued on the prior balance. The Company has made two payments as of July 31, 2005. The balance remaining as recorded on the financial statements as of June 30, 2005 was $57,470.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. The balance, including accrued interest, at June 30, 2005 was approximately $69,273. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid. On May 18, 2005 the parties agreed that the Company would pay $10,000 per month until the balance is paid in full. The agreement provided that no further interest shall be accrued on the prior balance. As of June 30, 2005, the balance remaining was $69,273.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The disclosure requirements for this item have been disclosed in our Current Report on Form 8-K that was filed on May 4, 2005 and are incorporated by reference. In addition, Item 5 below is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of these debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were convertible into to common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of common stock. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2004 and June 30, 2005, respectively. Interest accrued related to the unconverted subordinated debentures was $18,403 and $19,610 at December 31, 2004 and June 30, 2005, respectively. The Company is in default related to payments of interest and principal at June 30, 2005.

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $878,000 and $923,178 as of December 31, 2004 and June 30, 2005, respectively.

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s former Chairman for the principal, interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s former Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2004 and June 30, 2005 and is recorded in accounts payable and accrued expenses.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s Chairman. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $336,000 and $365,500 as of December 31, 2004 and June 30, 2005, respectively.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

During the second quarter of 2005, we issued the following notes and associated warrants:

Date of Convertible Note	Name of Investor	Amount of Convertible Note	Conversion Price	Conversion or Automatic Conversion Date	Number of Convertible Shares	Number of Warrants	Warrant Expiration Date
4/9/05	Keith Bennett	$10,000	$0.05	4/15/2005	200,000	100,000	4/10/2007
4/9/05	Kevin Sims	$5,500	$0.05	4/15/2005	110,000	55,000	4/15/2007
5/3/05	John and Socorro Wisinger	$20,000	$0.05	6/15/2005	400,000	400,000	5/3/2007
5/3/05	Frank Imbaro	$10,000	$0.05	6/15/2005	200,000	100,000	5/5/2007
5/4/05	Josh Rogers	$20,307	$0.05	6/15/2005	406,141	406,141	5/4/2007
5/4/05	Clifford Willy Jr	$10,000	$0.05	6/15/2005	200,000	200,000	5/4/2007
5/4/05	Deryl Bryant	$30,000	$0.05	6/15/2005	600,000	600,000	5/3/2007
5/4/05	Alan Cochran	$10,000	$0.05	6/15/2005	200,000	200,000	5/4/2007
5/4/05	William McAuliffe	$10,000	$0.05	6/15/2005	200,000	100,000	5/4/2007
5/4/05	Al Henderson	$5,000	$0.05	6/15/2005	100,000	100,000	5/4/2007
5/21/05	Keith Bennett	$10,000	$0.05	6/15/2005	200,000	200,000	5/17/2007
5/24/05	Deryl Bryant	$6,250	$0.05	6/15/2005	125,000	125,000	5/3/2007
5/24/05	James DeMonico	$10,000	$0.05	6/15/2005	200,000	200,000	5/4/2007
5/24/05	Donald Dillon	$5,000	$0.05	6/15/2005	100,000	100,000	5/4/2007
5/24/05	Al Henderson	$5,000	$0.05	6/15/2005	100,000	100,000	6/8/2007
5/24/05	Scott Hill	$10,000	$0.05	6/15/2005	200,000	200,000	6/8/2007
5/24/05	Sybil Hudson	$6,25	$0.05	6/15/2005	125,000	125,000	6/8/2007
5/24/05	Jane Larkin	$10,000	$0.05	6/15/2005	200,000	200,000	5/4/2007
5/24/05	Leonard Tocci	$10,000	$0.05	6/15/2005	200,000	100,000	5/24/2007
5/24/05	Mike Young	$10,000	$0.05	6/15/2005	200,000	200,000	5/17/2007
5/25/05	Wanda Bond	$5,000	$0.05	6/15/2005	100,000	100,000	5/25/2007
6/7/05	Jackie and Larry Cloud	$2,000	$0.05	7/15/2005	40,000	40,000	5/31/2007
6/7/05	Chris Foster	$25,000	$0.05	7/15/2005	500,000	250,000	6/7/2007
6/7/05	Francisca Ornelas Plascenicia	$4,200	$0.05	7/15/2005	84,000	84,000	5/31/2007
6/7/05	John and Socorro Wisinger	$3,800	$0.05	7/15/2005	76,000	76,000	6/8/2007
6/8/05	Keith Bennett	$20,000	$0.05	7/15/2005	400,000	400,000	5/31/2007
6/10/05	Terry McNabb	$5,000	$0.05	7/15/2005	100,000	100,000	5/31/2007
6/10/05	James R. Omer	$50,000	$0.05	7/15/2005	1,000,000	1,000,000	5/31/2007
6/10/05	Bruce Scheiner	$50,000	$0.05	7/15/2005	1,000,000	1,000,000	5/31/2007
6/10/05	David Wilder	$6,500	$0.05	7/15/2005	130,000	130,000	5/31/2007
6/13/05	Larry McMullins	$10,000	$0.05	7/15/2005	200,000	200,000	6/15/2007
6/15/05	Josh Rogers	$15,000	$0.05	7/15/2005	300,000	300,000	6/15/2007
6/24/05	David Allen	$30,000	$0.05	7/15/2005	600,000	600,000	6/24/2007
6/24/05	Luke Allen	$10,000	$0.05	7/15/2005	200,000	200,000	6/24/2007
6/24/05	Kevin Dawe	$5,000	$0.05	7/15/2005	100,000	100,000	6/24/2007
6/24/05	Shelby Dunson	$10,000	$0.05	7/15/2005	200,000	200,000	6/24/2007
6/24/05	David Strorm	$30,000	$0.03	8/15/2005	1,000,000	1,000,000	6/24/2007
6/24/05	Donald Turner	$10,000	$0.05	7/15/2005	200,000	200,000	6/24/2007
6/24/05	R.T. Winfree	$7,000	$0.05	7/15/2005	140,000	140,000	6/24/2007

During the second quarter of 2005 we issued the following shares of our common stock upon conversion of convertible notes that we previously issued. The conversion price for each of these convertible notes was $0.05 per share.

Date of Issuance	Shareholder Name	Number of Securities	Type of Securities	Cash Consideration
5/19/2005	Frank Imbaro	200,000	Common Stock	$10,000
5/19/2005	Willy Clifford Jr	200,000	Common Stock	$10,000
5/19/2005	Deryl Bryant	600,000	Common Stock	$30,000
5/19/2005	Alan Cochran	200,000	Common Stock	$10,000
5/19/2005	Josh Rogers	406,141	Common Stock	$20,307
5/19/2005	John & Soccoro Wisenger	400,000	Common Stock	$20,000
5/19/2005	Leonard Tocci *	500,000	Common Stock	$10,000
5/19/2005	Paul Walker	50,000	Common Stock	$2,500
5/19/2005	Kevin Sims	110,000	Common Stock	$5,500
5/19/2005	Tom Fitzgerald	100,000	Common Stock	$5,000
5/19/2005	William Kelly	100,000	Common Stock	$5,000
5/19/2005	Ronald Grubbs	200,000	Common Stock	$10,000
5/19/2005	Kenneth Cohen	100,000	Common Stock	$5,000
5/19/2005	James Ciaccio	200,000	Common Stock	$10,000
5/19/2005	Jeremy Sawyer	40,000	Common Stock	$2,000
5/19/2005	Michael Conville	200,000	Common Stock	$10,000
5/19/2005	Troy Wolf	200,000	Common Stock	$10,000
5/19/2005	Keith Bennett	200,000	Common Stock	$10,000
5/19/2005	Chris Ellis	160,000	Common Stock	$8,000
5/19/2005	Anthony Snider	100,000	Common Stock	$5,000
5/19/2005	Mark McComiskey	200,000	Common Stock	$10,000
5/19/2005	Suzanne Salter	100,000	Common Stock	$5,000
6/8/2005	William McAuliffe	200,000	Common Stock	$10,000
6/22/2005	Sybil Hudson	125,000	Common Stock	$6,250
6/22/2005	Larkin & Christie	200,000	Common Stock	$10,000
6/22/2005	Mike Young	200,000	Common Stock	$10,000
6/22/2005	Deryl Bryant	125,000	Common Stock	$6,250
6/22/2005	Al Henderson	100,000	Common Stock	$5,000
6/22/2005	James Demonico	200,000	Common Stock	$10,000
6/22/2005	Donald Dillon	100,000	Common Stock	$5,000
6/22/2005	Keith Bennett	200,000	Common Stock	$10,000
6/22/2005	Scott Hill	200,000	Common Stock	$10,000

*	300,000 of the 500,000 shares issued to Leonard Tocci on 5/19/2005 were to correct the under issuance of common stock pursuant to the conversion requirements under his note agreement dated 3/7/2005.

During the second quarter of 2005, we granted the following stock options for our common stock to employees and consultants. All options listed below vested upon grant.

Date of Stock Option or Grant	Name of Employee (E) or Consultant (C)	Number of Stock Options Granted	Expiration Date	Strike Price per Share
4/17/2005	Andrew Benson (E)	10,000,000	4/17/2010	$0.17
4/17/2005	James Murphy (C)	2,500,000	4/17/2010	$0.17
4/27/2005	Mark McGrath (E)	5,000,000	4/17/2010	$0.17
6/1/2005	Constantine Theodoropulos (C)	1,000,000	6/1/2010	$0.10

		18,500,000

Issuance of Common Stock as Equity Compensation

During the second quarter of 2005, we issued the following shares of our common stock as equity compensation. Non-cash consideration is computed using the closing price of the Company’s common stock on the date of issuance, grant date, or date earned, as applicable, discounted by 15% to reflect that the underlying shares are unregistered and therefore not freely tradable.

Date of Issuance	Shareholder Name	Number of Securities	Type of Securities	Non-Cash Consideration
4/15/2005	Purohit Kanti	350,000	Common Stock	$35,700
4/20/2005	Dan Ference	1,770,000	Common Stock	$224,317
4/20/2005	Dan Ference	250,000	Common Stock	$38,250
4/20/2005	Dan Ference	250,000	Common Stock	$38,250
4/20/2005	Rich Adam	160,000	Common Stock	$12,058
4/20/2005	Richard VanSchaik	160,000	Common Stock	$12,058
4/20/2005	Carl Mottayaw	160,000	Common Stock	$12,058
5/19/2005	Raj Krishnan	100,000	Common Stock	$11,050
5/19/2005	Sally Ruggero	100,000	Common Stock	$11,050
5/19/2005	Frank Noser	160,000	Common Stock	$13,600
5/19/2005	Mike VanCooney	160,000	Common Stock	$13,600
5/19/2005	Ron Schwartz	160,000	Common Stock	$13,600

On July 25, 2005, we entered into an Option Agreement with Mark P. McGrath, our Chairman, Chief Executive Officer and President, under which we granted a non-qualified stock option to acquire 2,500,000 shares of our common stock to Mr. McGrath. Also on July 25, 2005, we entered into a substantially identical Option Agreement with Joshua E. Davidson under which we granted a non-qualified stock option to acquire 2,500,000 shares of our common stock to Mr. Davidson. Each option (a) carries an exercise price of $0.06 per share (subject to adjustment for stock splits, stock dividends, reverse splits and the like), (b) becomes exercisable (vests) as to 500,000 shares on the first business day of each of the next five calendar quarters, beginning on October 3, 2005 and ending on October 2, 2006 and (c) has an expiration date of July 25, 2010.

Also on July 25, 2005, the Company entered into a Restricted Stock Agreement with William J. Mortimer, the General Manager of the Company’s wholly-owned subsidiary, QoVox Corporation. Pursuant to the Restricted Stock Agreement, Mr. Mortimer purchased 12,000,000 shares of the Company’s common stock for a purchase price of $0.006 per share. Payment for these shares may be affected by Mr. Mortimer forgoing receipt of consulting fees to which he is otherwise entitled. The Company has a right to repurchase these shares at the original purchase price, in the event that Mr. Mortimer ceases to serve as a full-time employee or consultant to QoVox prior to achieving each respective vesting milestone.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Agreement and Plan of Merger between Datameg Corp., a New York corporation, and Datameg Corporation, a Delaware corporation, dated April 27, 2005. (1)

3.1	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005. (1)

3.2	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005. (1)

10.1	Option Agreement between Datameg Corp., a New York corporation, and Mark McGrath, dated as of April 17, 2005. (1)

10.2	Option Agreement between Datameg Corp., a New York corporation, and Andrew Benson, dated April 17, 2005. (1)

10.3	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005. (1)

10.4	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005. (1)

10.5	Mutual General Release between Andrew Benson and Datameg Corp., a New York corporation, dated April 27, 2005. (1)

10.6	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005. (1)

10.7	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005. (2)

10.8	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.

10.9	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.

10.10	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.

10.11	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.

(b) Reports on 8-K

On May 4, 2005, we filed a report on Form 8-K (a) announcing that: (i) our predecessor, Datameg Corp., a New York corporation (“Datameg NY”), entered into an Option Agreement with Mark McGrath, (ii), Datameg NY entered into an Option Agreement with Andrew Benson, (iii) Datameg NY entered into a Mutual General Release with Andrew Benson, (iv) Datameg Corporation entered into an Agreement and Plan of Merger with Datameg NY, and (v) Mark P. McGrath joined Datameg Corporation’s Board of Directors, and became Datameg Corporation’s Chairman, Chief Executive Officer and President, (vi) the resignation of Andrew Benson from Datameg Corporation’s Board of Directors, and (vii) Datameg Corporation entered into a Consulting Agreement with Mr. Benson; and (b) identifying unregistered sales of equity securities from January 1, 2005 to April 30, 2005.

On May 4, 2005, we filed a report on Form 8-K announcing that Datameg Corporation entered into an Engagement Agreement with 350 Group, LLC.

On May 12, 2005, we filed a report on Form 8-K announcing that Datameg Corporation retained Boston Communications.

On July 26, 2005, we filed a report on Form 8-K announcing that William J. Mortimer joined the Board of Directors of Datameg Corporation.

On August 1, 2005, we filed a report on Form 8-K announcing (a) the appointment of Joshua E. Davidson to the position of Vice President, Finance of Datameg Corporation, (b) that Datameg Corporation and Mr. Davidson entered into a letter agreement, and (c) that Datameg Corporation granted to Mr. Davidson a one-time signing bonus of one million restricted shares of Datameg common stock.

On August 8, 2005, we filed a report on Form 8-K announcing that our wholly owned subsidiary, North Electric Company, Inc., changed its name to QoVox Corporation.

On August 19, 2005, we filed a report on Form 8-K announcing that our Board of Directors formed an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee and adopted charters for each new committee.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MARK P. MCGRATH
Mark P. McGrath, Chief Executive Officer
Date:	August 19, 2005