Form 10QSB/A
period 2005-06-30
DATAMEG CORP
filed 2005-08-29
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 301,525,758 shares of common stock outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

This amendment to our quarterly report on Form 10-QSB for the quarter ended June 30, 2005 contains corrections to a small number of minor typographical errors and corrections to other items identified in Exhibit 99.1 to this Form 10-QSB/A.

This Form 10-QSB/A for the quarter ended June 30, 2005 supercedes our Form 10-QSB filed with the Securities and Exchange Commission on August 19, 2005.

*        *        *

PART I

Item 1. Financial Statements

INDEX

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2005

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31, 2004	June 30, 2005 (unaudited)
ASSETS
CURRENT ASSETS:
Cash	$—	$88,034
Accounts receivable, net	50	—
Inventory	116,407	159,660

Total current assets	116,457	247,694

PROPERTY AND EQUIPMENT, net	40,242	31,404

OTHER ASSETS:
Goodwill	206,746	206,746
Prepaid expenses	16,867	33,078
Deposits	7,218	7,218

Total other assets	230,831	247,042

Total assets	$387,530	$526,140

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Capital lease obligation	$8,302	$8,302
Promissory notes	1,214,138	1,288,677
Accounts payable and accrued expenses	1,284,633	1,237,383
Accrued compensation	1,596,013	1,138,439
Due to stockholders and officers	84,626	56,760
Convertible promissory notes, net of amortization	20,837	182,447
Convertible subordinated debentures	20,000	20,000
Deferred revenue	9,456	28,803
Liability for stock to be issued	1,488,463	32,313

Total current liabilities	5,726,468	3,993,124

Total liabilities	5,726,468	3,993,124

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; none and 10,000,000 shares authorized; none issued or outstanding at December 31, 2004 and June 30, 2005, respectively	—	—
Common stock, $0.01 par value; 340,000,000 shares authorized and 252,086,074 shares issued and outstanding at December 31, 2004; Common stock, $0.0001 par value, 493,000,000 shares authorized at April 27, 2005 (recapitalization date) and June 30, 2005; 301,525,758 shares issued and outstanding at June 30, 2005	2,520,861	30,153
Common stock subscriptions receivable	(420,056)	(469,556)
Additional paid-in capital	17,144,573	23,495,639
Treasury stock	(75,392)	—
Stock options	3,029,050	4,047,076
Accumulated deficit during development stage	(27,470,035)	(30,502,357)

Total stockholders’ equity (deficit)	(5,270,999)	(3,399,045)

Total liabilities and stockholders’ equity (deficit)	$387,530	$526,140

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Operations

	For the three months ended June 30, 2004	For the three months ended June 30, 2005	For the six months ended June 30, 2004	For the six months ended June 30, 2005	Cumulative from inception (January 13, 1999) to June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Hardware and software sales	$—	$10,974	$—	$10,974	$50,433
Maintenance and support fees	—	3,132	—	5,969	7,860
Consulting fee income	—	—	—	—	4,750

Total revenue	—	14,106	—	16,943	63,043

COST OF REVENUES	—	32,600	—	34,739	58,720

Gross Profit	—	(18,494)	—	(17,797)	4,323

OPERATING EXPENSES:
General and administrative	516,594	1,120,787	1,786,553	1,591,616	20,251,782
Selling and marketing	—	46,769	—	69,785	2,208,888
Research and development	309,729	258,961	662,418	460,299	5,662,458

Total operating expenses	826,323	1,426,517	2,448,971	2,121,699	28,123,128

Loss from operations	(826,323)	(1,445,010)	(2,448,971)	(2,139,496)	(28,118,805)

OTHER INCOME (EXPENSES):
Interest income	—	—	—	—	225
Interest expense	(122,558)	(416,831)	(164,470)	(892,838)	(2,226,635)
Loss on acquisition fee	—	—	—	—	(123,950)
Loss on disposal of property and equipment	—	—	—	—	(1,459)
Gain on disposal of property and equipment	—	—	—	12	37
Loss on impairment of patents	—	—	—	—	(127,274)
Gain (loss) on litigation	—	—	—	—	(159,240)
Realized gains on sale of securities	—	—	—	—	8,530

Total other income (expenses)	(122,558)	(416,831)	(164,470)	(892,826)	(2,629,766)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND MINORITY INTEREST	(948,881)	(1,861,841)	(2,613,441)	(3,032,322)	(30,748,571)

Benefit for income taxes	—	—	—	—	—

LOSS BEFORE MINORITY INTEREST	(948,881)	(1,861,841)	(2,613,441)	(3,032,322)	(30,748,571)

MINORITY INTEREST	—	—	—	—	246,214

NET LOSS	(948,881)	$(1,861,841)	(2,613,441)	$(3,032,322)	$(30,502,357)

Net loss per common share (basic and diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.01)	$(0.16)

Weighted average number of common shares outstanding	227,436,074	296,961,011	226,370,038	296,961,011	186,109,755

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	For the six months ended June 30, 2004	For the six months ended June 30, 2005	Cumulative from inception (January 13, 1999) to June 30, 2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,613,441)	$(3,032,322)	$(30,502,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,193	9,514	99,930
Stock issued for purchase of in-process research and development	—	—	870,600
Stock issued or to be issued, in lieu of cash for professional services	40,000	163,371	8,470,370
Stock issued or to be issued to officers and employees for reimbursement of corporate expenses or compensation	—	—	2,797,631
Stock options and warrants issued in lieu of cash for professional services and compensation	813,395	1,034,646	4,475,847
Property and equipment given in lieu of cash for professional services	—	—	15,475
Loss on write-down of inventory	—	28,262	28,262
Realized gains on sales of investments	—	—	(8,530)
Gain on sale of property and equipment	—	(12)	13
Loss on acquisition fee	—	—	123,950
Loss on disposal of property and equipment	—	—	1,459
Loss on impairment of patent	—	—	127,274
Loss on litigation	—	—	159,240
Minority interest	—	—	(154,550)
Stock issued in lieu of financing costs	—	—	140,250
Changes in assets and liabilities affecting operations:
Accounts receivable (net)	—	50	—
Inventory	(61,835)	(71,516)	(187,923)
Prepaid expenses	2,383	(3,210)	(9,962)
Deposits	—	—	24,752
Promissory notes	77,160	24,539	991,670
Accounts payable and accrued expenses	419,875	(4,608)	1,385,722
Accrued compensation	419,100	85,263	1,385,959
Deferred revenue	—	19,347	28,803
Due to stockholders and officers	—	(9,286)	266,262
Liability for stock to be issued	—	—	1,518,963
Convertible notes, net amortization	79,374	815,352	1,669,517
Short-term note payable	—	—	10,909

Net cash used in operating activities	(817,796)	(940,610)	(6,270,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(688)	(96,306)
Sale of property and equipment	—	25	25
Payments for intangible assets	—	—	(127,274)
Payments for security deposits	—	—	(91,532)
Investment in subsidiary	—	—	(149,312)
Purchases of investments	—	—	(20,000)
Sales of investments	—	—	28,530

Net cash used in investing activities	—	(663)	(455,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from shareholder	—	—	26,000
Repayment of loan from shareholder	—	—	(26,000)
Proceeds from short-term loan	—	—	120,000
Repayment of capital lease obligations	—	—	(32,002)
Net proceeds from issuance of stock	120,000	—	4,337,967
Net proceeds from stock to be issued	—	1,000	329,500
Proceeds from investments in subsidiary	—	—	25,000
Proceeds from issuance of warrants	—	—	25,000
Repayment of promissory note	—	50,000	49,500
Payment for treasury stock	—	—	(125,392)
Proceeds from issuance of debentures and promissory notes	385,475	978,307	2,084,792

Net cash provided by financing activities	505,475	1,029,307	6,814,365

NET CHANGE IN CASH	(312,321)	88,034	88,034

CASH, BEGINNING OF PERIOD	312,321	—	—

CASH, END OF PERIOD	—	$88,034	$88,034

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Financing of property and equipment with capital lease	—	—	$42,540

Issuance of stock in exchange for notes receivable	—	—	$656,251

Issuance of stock in exchange for notes payable	—	$754,247	$1,033,652

Issuance of stock in exchange for promissory note	—	—	$24,750

Stock issued as a reduction of the liability for stock to be issued	—	$1,625,164	$4,333,148

Stock issued in lieu of deferred financing costs	—	—	$140,250

Stock issued in lieu of deferred compensation	—	—	$47,400

Stock issued in purchase of subsidiary	—	—	$483,658

Stock options issued as a reduction of amounts due to stockholders and officers	$220,500	—	$220,500

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:

Interest paid	—	—	$6,612

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

On April 27, 2005, we entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common stock. The Company also changed its par value from $0.01 to $0.0001 per share.

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

C. INVENTORY

Inventory at December 31, 2004 and June 30, 2005 was $116,407 and $159,660, respectively and all inventory was comprised of either raw materials and or finished goods.

	December 31, 2004	June 30, 2005 (unaudited)
Raw Materials Inventory	$78,047	$72,656
Finished Goods	$38,360	$87,004
Total Inventory	$116,407	$159,660

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

F. CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

In the period January through June 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately eighty (80) investors in the amount of $1,111,807. In the second quarter, approximately forty (40) notes were issued for a total of $566,307. The agreements were not fully funded on the date of the agreements and at June 30, 2005, the amount due from the investors was $121,000. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 22,405,371 shares. During the first six months of 2005, we issued approximately 15,341,141 of these shares pursuant to conversions under these agreements. The detachable warrants issued in the second quarter were valued under a Black-Scholes model and a debt discount of approximately $354,576 was recorded and added to paid in capital. During the first six months of 2005, the debt discount related to the value of the warrants and amortized to interest was approximately $247,271. In addition, a beneficial conversion value was recognized as additional debt discount and paid in capital was added in the amount of approximately $643,976. For the six months ended June 30, 2005, the debt discount related to the beneficial conversion feature of the security and amortized to interest expense was approximately $526,308.

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

On May 13, 2005, the Company entered into a Mutual General Release with Yes International, Inc. settling any and all claims either company may have had. The terms of the release provided that the Company pay Yes International $5,000 per month beginning in May for five months for a total of $25,000. The Company made its first payment of $5,000 on May 31, 2005 and has subsequently made a $2,000 payment in July. The Company is in default with respect to this agreement.

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

N. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the six Months Ended June 30, 2004 (unaudited)	For the six Months Ended June 30, 2005 (unaudited)	Cumulative from Inception (January 13, 1999) to June 30, 2005 (unaudited)
Net Loss (numerator)	$(2,613,441)	$(3,032,322)	$(30,502,357)
Weighted Average Shares (denominator)	226,370,038	296,961,011	186,109,755
Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.16)

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

Also on July 25, 2005, we entered into a Restricted Stock Agreement with William J. Mortimer, the General Manager of the Company’s wholly-owned subsidiary, QoVox Corporation. Pursuant to the Restricted Stock Agreement, Mr. Mortimer purchased 12,000,000 shares of our common stock for a purchase price of $0.006 per share. Payment for these shares may be affected by Mr. Mortimer forgoing receipt of consulting fees to which he is otherwise entitled. We have a right to repurchase these shares at the original purchase price, in the event that Mr. Mortimer ceases to serve as a full-time employee or consultant to QoVox prior to achieving each respective vesting milestone.

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

Date of Issuance	Shareholder Name	Number of Securities	Type of Securities	Cash Consideration
7/21/05	Wanda Bond	100,000	Common Stock	$5,000
7/21/05	Jackie and Larry Cloud	40,000	Common Stock	$2,000
7/21/05	Chris Foster	500,000	Common Stock	$25,000
7/21/05	Francisca Ornelas Plascenicia	84,000	Common Stock	$4,200
7/21/05	John and Socorro Wisinger	76,000	Common Stock	$3,800
7/21/05	Keith Bennett	400,000	Common Stock	$20,000
7/21/05	Terry McNabb	100,000	Common Stock	$5,000
7/21/05	James R. Omer	1,000,000	Common Stock	$50,000
7/21/05	Bruce Scheiner	1,000,000	Common Stock	$50,000
7/21/05	David Wilder	130,000	Common Stock	$6,500
7/21/05	Larry McMullins	200,000	Common Stock	$10,000
7/21/05	Josh Rogers	300,000	Common Stock	$15,000
7/21/05	David Allen	600,000	Common Stock	$30,000
7/21/05	Kevin Dawe	100,000	Common Stock	$5,000
7/21/05	Shelby Dunson	200,000	Common Stock	$10,000
7/21/05	David Storm (a)	1,000,000	Common Stock	$30,000
7/21/05	Donald Turner	200,000	Common Stock	$10,000
7/21/05	R.T. Winfree	140,000	Common Stock	$7,000

(a)	The conversion price was $0.03.

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

In the period January through June 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately eighty (80) investors in the amount of $1,111,807. In the second quarter, approximately forty (40) notes were issued for a total of $566, 307. The agreements were not fully funded on the date of the agreements and at June 30, 2005, the amount due from the investors was $121,000. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 22,405,371 shares. During the first six months of 2005, approximately 15,341,141 of these shares were issued pursuant to conversions under these agreements. The detachable warrants issued in the second quarter were valued under a Black-Scholes model and a debt discount of approximately $354,576 was recorded and added to paid in capital. For the first six months of 2005, the debt discount related to the value of the warrants and amortized to interest was approximately $247,271. In addition, a beneficial conversion value was recognized as additional debt discount and paid in capital was added in the amount of approximately $643,976. For the six months ended June 30, 2005, the debt discount related to the beneficial conversion feature of the security and amortized to interest expense was approximately $526,308.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

During the second quarter of 2005, we issued the following convertible notes and associated warrants. The conversion price for each of these convertible notes was $0.05 per share, except as noted in note (a).

Date of Convertible Note	Name of Investor	Amount of Convertible Note	Conversion or Automatic Conversion Date	Number of Convertible Shares	Number of Warrants	Warrant Expiration Date
4/9/05	Keith Bennett	$10,000	4/15/2005	200,000	100,000	4/10/2007
4/9/05	Kevin Sims	$5,500	4/15/2005	110,000	55,000	4/15/2007
5/3/05	John and Socorro Wisinger	$20,000	6/15/2005	400,000	400,000	5/3/2007
5/3/05	Frank Imbaro	$10,000	6/15/2005	200,000	100,000	5/5/2007
5/4/05	Josh Rogers	$20,307	6/15/2005	406,141	406,141	5/4/2007
5/4/05	Clifford Willy Jr	$10,000	6/15/2005	200,000	200,000	5/4/2007
5/4/05	Deryl Bryant	$30,000	6/15/2005	600,000	600,000	5/3/2007
5/4/05	Alan Cochran	$10,000	6/15/2005	200,000	200,000	5/4/2007
5/4/05	William McAuliffe	$10,000	6/15/2005	200,000	100,000	5/4/2007
5/4/05	Al Henderson	$5,000	6/15/2005	100,000	100,000	5/4/2007
5/21/05	Keith Bennett	$10,000	6/15/2005	200,000	200,000	5/17/2007
5/24/05	Deryl Bryant	$6,250	6/15/2005	125,000	125,000	5/3/2007
5/24/05	James DeMonico	$10,000	6/15/2005	200,000	200,000	5/4/2007
5/24/05	Donald Dillon	$5,000	6/15/2005	100,000	100,000	5/4/2007
5/24/05	Al Henderson	$5,000	6/15/2005	100,000	100,000	6/8/2007
5/24/05	Scott Hill	$10,000	6/15/2005	200,000	200,000	6/8/2007
5/24/05	Sybil Hudson	$6,250	6/15/2005	125,000	125,000	6/8/2007
5/24/05	Jane Larkin	$10,000	6/15/2005	200,000	200,000	5/4/2007
5/24/05	Leonard Tocci	$10,000	6/15/2005	200,000	100,000	5/24/2007
5/24/05	Mike Young	$10,000	6/15/2005	200,000	200,000	5/17/2007
5/25/05	Wanda Bond	$5,000	6/15/2005	100,000	100,000	5/25/2007
6/7/05	Jackie and Larry Cloud	$2,000	7/15/2005	40,000	40,000	5/31/2007
6/7/05	Chris Foster	$25,000	7/15/2005	500,000	250,000	6/7/2007
6/7/05	Francisca Ornelas Plascenicia	$4,200	7/15/2005	84,000	84,000	5/31/2007
6/7/05	John and Socorro Wisinger	$3,800	7/15/2005	76,000	76,000	6/8/2007
6/8/05	Keith Bennett	$20,000	7/15/2005	400,000	400,000	5/31/2007
6/10/05	Terry McNabb	$5,000	7/15/2005	100,000	100,000	5/31/2007
6/10/05	James R. Omer	$50,000	7/15/2005	1,000,000	1,000,000	5/31/2007
6/10/05	Bruce Scheiner	$50,000	7/15/2005	1,000,000	1,000,000	5/31/2007
6/10/05	David Wilder	$6,500	7/15/2005	130,000	130,000	5/31/2007
6/13/05	Larry McMullins	$10,000	7/15/2005	200,000	200,000	6/15/2007
6/15/05	Josh Rogers	$15,000	7/15/2005	300,000	300,000	6/15/2007
6/24/05	David Allen	$30,000	7/15/2005	600,000	600,000	6/24/2007
6/24/05	Luke Allen	$10,000	7/15/2005	200,000	200,000	6/24/2007
6/24/05	Kevin Dawe	$5,000	7/15/2005	100,000	100,000	6/24/2007
6/24/05	Shelby Dunson	$10,000	7/15/2005	200,000	200,000	6/24/2007
6/24/05	David Storm (a)	$30,000	8/15/2005	1,000,000	1,000,000	6/24/2007
6/24/05	Donald Turner	$10,000	7/15/2005	200,000	200,000	6/24/2007
6/24/05	R.T. Winfree	$7,000	7/15/2005	140,000	140,000	6/24/2007

(a)	The conversion price was $0.03.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Agreement and Plan of Merger between Datameg Corp., a New York corporation, and Datameg Corporation, a Delaware corporation, dated April 27, 2005. (1)

3.1	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005. (1)

3.2	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005. (1)

10.1	Option Agreement between Datameg Corp., a New York corporation, and Mark McGrath, dated as of April 17, 2005. (1)

10.2	Option Agreement between Datameg Corp., a New York corporation, and Andrew Benson, dated April 17, 2005. (1)

10.3	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005. (1)

10.4	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005. (1)

10.5	Mutual General Release between Andrew Benson and Datameg Corp., a New York corporation, dated April 27, 2005. (1)

10.6	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005. (1)

10.7	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005. (2)

10.8	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.

10.9	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.

10.10	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.

10.11	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Changes on Form 10-QSB/A for the quarter ended June 30, 2005.

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.

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

By:	/s/ MARK P. MCGRATH
Mark P. McGrath, Chief Executive Officer
Date:	August 29, 2005