Form 10QSB
period 2005-09-30
DATAMEG CORP
filed 2005-11-14
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file Number 333-128060

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 329,869,989 shares of common stock outstanding as of November 9, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I

Item 1. Financial Statements

INDEX

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2005

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31, 2004	September 30, 2005 (unaudited)
ASSETS
CURRENT ASSETS:
Cash	$—	$19,580
Accounts receivable, net	50	—
Inventory	116,407	174,152

Total current assets	116,457	193,732

PROPERTY AND EQUIPMENT, net	40,242	102,850

OTHER ASSETS:
Goodwill	206,746	206,746
Prepaid expenses	16,867	1,982
Deposits	7,218	7,218

Total other assets	230,831	215,946

Total assets	$387,530	$512,528

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Capital lease obligation	$8,302	$8,302
Promissory notes	1,214,138	1,326,775
Accounts payable and accrued expenses	1,284,633	1,306,385
Accrued compensation	1,596,013	1,555,433
Due to stockholders and officers	84,626	56,760
Convertible promissory notes, net of amortization	20,837	159,019
Convertible subordinated debentures	20,000	20,000
Deferred revenue	9,456	25,080
Liability for stock to be issued	1,488,463	31,063

Total current liabilities	5,726,468	4,488,817

Total liabilities	5,726,468	4,488,817

COMMITMENTS AND CONTINGENCIES	—	—

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; none and 10,000,000 shares authorized; none issued or outstanding at December 31, 2004 and September 30, 2005, respectively	—	—
Common stock, $0.01 par value; 340,000,000 shares authorized and 252,086,074 shares issued and outstanding at December 31, 2004; Common stock, $0.0001 par value, 493,000,000 shares authorized at April 27, 2005 (recapitalization date) and September 30, 2005; 312,314,979 shares issued and outstanding at September 30, 2005	2,520,861	31,231
Common stock subscriptions receivable	(420,056)	(469,556)
Additional paid-in capital	17,144,573	24,561,348
Treasury stock	(75,392)	—
Stock options	3,029,050	4,587,333
Accumulated deficit during development stage	(27,470,035)	(32,618,706)

Total stockholders’ equity (deficit)	(5,270,999)	(3,908,350)

Total liabilities and stockholders’ equity (deficit)	$387,530	$512,528

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Operations

	For the three months ended September 30, 2004	For the three months ended September 30, 2005	For the nine months ended September 30, 2004	For the nine months ended September 30, 2005	Cumulative from inception (January 13, 1999) to September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Hardware and software sales	$—	$—	$—	$10,974	$50,433
Maintenance and support fees	—	3,722	—	9,691	11,582
Consulting fee income	4,000	—	4,000	—	4,750

Total revenue	4,000	3,722	4,000	20,665	66,765

COST OF REVENUES	—	(13,856)	—	20,884	44,864

Gross Profit	—	17,578	4,000	(219)	21,900

OPERATING EXPENSES:
General and administrative	2,215,850	1,426,237	4,002,403	3,017,852	21,678,018
Selling and marketing	1,466,291	27,684	1,466,291	97,469	2,236,572
Research and development	647,058	234,131	1,309,476	694,430	5,896,590

Total operating expenses	4,329,199	1,688,052	6,778,170	3,809,751	29,811,180

Loss from operations	(4,325,199)	(1,670,474)	(6,774,170)	(3,809,970)	(29,789,279)

OTHER INCOME (EXPENSES):
Interest income	—	—	—	—	225
Interest expense	(589,082)	(445,875)	(753,552)	(1,338,713)	(2,672,510)
Loss on acquisition fee	—	—	—	—	(123,950)
Loss on disposal of property and equipment	—	—	—	—	(1,459)
Gain on disposal of property and equipment	—	—	—	12	37
Loss on impairment of patents	—	—	—	—	(127,274)
Gain (loss) on litigation	—	—	—	—	(159,240)
Realized gains on sale of securities	—	—	—	—	8,530

Total other income (expenses)	(589,082)	(445,875)	(753,552)	(1,338,701)	(3,075,641)

LOSS BEFORE BENEFIT FOR INCOME TAXES AND MINORITY INTEREST	(4,914,281)	(2,116,349)	(7,527,722)	(5,148,671)	(32,864,920)

Benefit for income taxes	—	—	—	—	—

LOSS BEFORE MINORITY INTEREST	(4,914,281)	(2,116,349)	(7,527,722)	(5,148,671)	(32,864,920)

MINORITY INTEREST	—	—	—	—	246,214

NET LOSS	(4,914,281)	$(2,116,349)	(7,527,722)	$(5,148,671)	$(32,618,706)

Net loss per common share (basic and diluted)	$(0.02)	$(0.01)	$(0.03)	$(0.02)	$(0.25)

Weighted average number of common shares outstanding	238,022,741	302,338,825	230,247,605	294,782,093	130,055,313

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2004	For the nine months ended September 30, 2005	Cumulative from inception (January 13, 1999) to September 30, 2005
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,527,722)	$(5,148,671)	$(32,618,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,064	25,068	115,484
Stock issued for purchase of in-process research and development	—	—	870,600
Stock issued or to be issued, in lieu of cash for professional services	1,082,100	226,371	8,533,370
Stock issued or to be issued to officers and employees for reimbursement of corporate expenses or compensation	1,000,850	—	2,797,631
Stock options and warrants issued in lieu of cash for professional services and compensation	1,190,319	1,574,903	5,016,104
Property and equipment given in lieu of cash for professional services	—	—	15,475
Loss on write-down of Inventory		13,822	13,822
Realized gains on sales of investments	—	—	(8,530)
Gain on sale of property and equipment	—	(12)	13
Loss on acquisition fee	—	—	123,950
Loss on disposal of property and equipment	—	—	1,459
Loss on impairment of patent	—	—	127,274
Loss on litigation	—	—	159,240
Minority interest	—	—	(154,550)
Stock issued in lieu of financing costs	—	—	140,250
Changes in assets and liabilities affecting operations:
Accounts receivable (net)	(1,188)	50	—
Inventory	(119,030)	(71,567)	(187,974)
Prepaid expenses	(395)	27,885	21,135
Deposits	—	—	24,752
Promissory notes	115,875	112,637	1,079,768
Accounts payable and accrued expenses	481,582	276,645	1,666,975
Accrued compensation	681,504	185,313	1,486,009
Deferred revenue	—	15,624	25,080
Due to stockholders and officers	—	(9,286)	266,262
Liability for stock to be issued	1,109,250	—	1,518,963
Convertible notes, net amortization	626,403	1,219,455	2,073,620
Convertible subordinated debentures	1,827	—	—
Short-term note payable	—	—	10,909

Net cash used in operating activities	(1,348,561)	(1,551,763)	(6,881,615)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,654)	(87,689)	(183,307)
Sale of property and equipment		25	25
Payments for intangible assets	—	—	(127,274)
Payments for security deposits	(9,601)	—	(91,532)
Investment in subsidiary	—	—	(149,312)
Purchases of investments	—	—	(20,000)
Sales of investments	—	—	28,530

Net cash used in investing activities	(28,255)	(87,664)	(542,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from shareholder	—	—	26,000
Repayment of loan from shareholder	—	—	(26,000)
Proceeds from short-term loan	—	—	120,000
Repayment of capital lease obligations	—	—	(32,002)
Net proceeds from issuance of stock	120,000		4,337,967
Net proceeds from stock to be issued	—	1,000	329,500
Proceeds from investments in subsidiary	—	—	25,000
Proceeds from issuance of warrants	—	—	25,000
Repayment of promissory note	—	117,500	117,000
Payment for treasury stock	—	—	(125,392)
Proceeds from issuance of debentures and promissory notes	944,495	1,540,507	2,646,992

Net cash provided by financing activities	1,064,495	1,659,007	7,444,065

NET CHANGE IN CASH	(312,321)	19,580	19,580

CASH, BEGINNING OF PERIOD	312,321	—	—

CASH, END OF PERIOD	$—	$19,580	$19,580

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of property and equipment with capital lease	$—	$—	$42,540

Issuance of stock in exchange for notes receivable	$—	$—	$656,251

Issuance of stock in exchange for notes payable	$—	$1,265,847	$1,545,252

Issuance of stock in exchange for promissory note	$—	$—	$24,750

Stock issued as a reduction of the liability for stock to be issued	$—	$1,626,414	$4,334,398

Stock issued in lieu of deferred financing costs	$—	$—	$140,250

Stock issued in lieu of deferred compensation	$—	$—	$47,400

Stock issued in purchase of subsidiary	$—	$—	$483,658

Stock options issued as a reduction of amounts due to stockholders and officers	$220,500	$—	$220,500

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Interest paid	$—	$—	$6,612

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION AND ORGANIZATION

Datameg Corporation is a technology holding company focused through the Company’s subsidiaries on developing new technologies, software applications, and products primarily serving the telecommunications sector.

Datameg Corporation has two subsidiaries: CASCommunications, Inc., a Florida corporation, of which the Company owns 40%, and QoVox Corporation, a North Carolina corporation that the Company wholly owns. QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. Datameg and its subsidiaries individually and collectively are a development stage enterprise. CASCommunications is an inactive company. Datameg does not expect CASCommunications to generate any revenue in 2005.

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

During the quarter ended September 30, 2005, QoVox recorded revenue of $3,722 and had deferred revenue of $25,080 as of September 30, 2005. QoVox is actively pursuing additional near-term sales opportunities with its existing customer and others for its Network Assurance System and anticipates realization of these opportunities in the near-term.

These consolidated financial statements reflect those of Datameg Corporation, CASCommunications, Inc. and QoVox Corporation. In accordance with the Financial Accounting Standards Board (“FASB”) interpretation (“FIN”) 46 “Consolidation of Variable Interest Entities and interpretation of ARB No. 51”, the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

CASCommunications had no recorded assets as of September 30, 2005 and had a loss before minority interest of zero for the nine months ended September 30, 2005 due to the lack of activity in 2005. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of September 30, 2005.

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

C. INVENTORY

Inventory at December 31, 2004 and September 30, 2005 was $116,407 and $174,152, respectively and all inventory was comprised of either raw materials and or finished goods.

	December 31, 2004	September 30, 2005 (unaudited)
Raw Materials Inventory	$78,047	$66,875
Finished Goods	$38,360	$107,277
Total Inventory	$116,407	$174,152

The Company assembles finished goods for specific sale on approval contracts. At September 30, 2005, all finished goods had been deployed at multiple sites for three divisions of one customer and the Company was awaiting customer acceptance.

D. CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of these debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were convertible into common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of common stock. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2004 and September 30, 2005, respectively. Interest accrued related to the unconverted subordinated debentures was $18,403 and $19,610 at December 31, 2004 and September 30, 2005, respectively. The Company is in default related to payments of interest and principal at September 30, 2005.

E. CONVERTIBLE NOTES

In the period April through December 2004, the Company entered into agreements to issue convertible notes with approximately fifty (50) investors in the aggregate amount of $1,088,995. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between issuance and six months of the original issuance date of the notes into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates reducing the convertible promissory note balance to a net of $13,660 at December 31, 2004 and increasing the liability to issue stock account by $1,042,245. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $847,000. For the nine months ended September 30, 2005, the discount amortized to interest expense was approximately $8,000. By the end of the third quarter all but 322,600 of shares due to all conversions had been issued.

F. CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

In the period January through September 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately one hundred eighteen (118) investors in the amount of $1,597,507. In the third quarter, approximately thirty five (35) notes were issued for a total of $485,700. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 29,811,205 shares. During the first nine months of 2005, we issued approximately 25,065,372 of these shares pursuant to conversions under these agreements. The detachable warrants issued in the third quarter were valued under a Black-Scholes model and a debt discount of approximately $140,000 was recorded and added to paid in capital. During the first nine months of 2005, the debt discount related to the value of the warrants and amortized to interest was approximately $420,000. In addition, a beneficial conversion value was recognized as additional debt discount and paid in capital was added in the amount of approximately $270,000. For the nine months ended September 30, 2005, the debt discount related to the beneficial conversion feature of the security and amortized to interest expense was approximately $780,000.

G. DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2004 and September 30, 2005, the Company was indebted to officers and stockholders in the amount of $84,626 and $56,760 respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

H. PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $878,000 and $946,082 as of December 31, 2004 and September 30, 2005, respectively.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s former Chairman. The promissory note accrued interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $336,000 and $380,693 as of December 31, 2004 and September 30, 2005, respectively.

I. OTHER LIABILITIES

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s former Chairman for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s former Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2004 and September 30, 2005 and is recorded in accounts payable and accrued expenses.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock.

The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The reduced settlement was not paid. On April 1, 2005 the Company entered into a revised agreement to pay $10,000 per month for five months. The agreement provided that no further interest shall be accrued on the prior balance. The Company has made three payments totalling $30,000 as of September 30, 2005, leaving a balance due of $37,400 as of September 30, 2005.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid. On May 18, 2005 the parties agreed that the Company would pay $10,000 per month until the balance is paid in full. The agreement provided that no further interest shall be accrued on the prior balance. The Company has made three payments totalling $30,000 as of September 30, 2005, leaving a balance due of approximately $40,000 as of September 30, 2005.

J. RELATED PARTY TRANSACTIONS

As of December 31, 2004 and September 30, 2005, the Company was indebted to officers and stockholders in the amount of $84,626 and $56,760 respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

K. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 2004 and September 30, 2005, the Company had no uninsured cash balances.

L. COMMITMENTS AND CONTINGENCIES

Commitments:

In November 2003, the Company entered into an informal agreement with the President of QoVox related to past, present and future compensation. Under the terms of the agreement, the Company committed to issue 1,770,000 shares of the Company’s common stock as satisfaction for amounts owed to the President of QoVox in unpaid compensation through the year ended December 31, 2003. The Company committed to issue the President of QoVox stock options for 5,500,000 shares of the Company’s common stock at a strike price of $0.15 per share. Stock options to acquire 1,500,000 shares vested on November 30, 2003 and the balance will vest over the following 36 months or will fully vest upon the Company’s first sale of the QoVox Network Assurance System and will expire three years after the date of vesting. During the year ended December 31, 2004, options to acquire 4,000,000 shares vested under this commitment, were valued under SFAS No. 123 using a Black-Scholes model and the Company recorded an expense in the amount of $378,734 which was charged to officer’s compensation. In April 2005, the Company issued the 1,770,000 committed shares and 500,000 bonus shares. As of September 30, 2005, none of the vested stock options were exercised.

In November 2003, the Company entered into an exclusive distribution agreement for the sale of QoVox products in the Pacific Rim. The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007. Under the distribution agreement, QoVox is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products. As of September 30, 2005, no products have been sold under this agreement.

In July 2004, the Company and QoVox entered into an agreement as of May 1, 2004 with a consultant to provide marketing support and sales representation services for QoVox. Under the agreement, QoVox agreed to pay a fee of $5,000 per month from May through December 2004 unless the contract was terminated earlier. In addition, the Company agreed to compensate the consultant with up to 12,000,000 shares of the Company’s unregistered common stock for achieving certain milestones. The stock can be exchanged for cash payments at a rate of $10,000 per 1,000,000 shares of common stock. If stock is issued as payment for compensation then the stock must be registered within 120 days of the issuance of the stock certificate. A failure to register the stock in the period noted will result in a 5% penalty, payable in stock, on a monthly basis until the stock is registered. Cash payments are due within 30 days of the date of achievement.

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

On April 28, 2005, the Company entered into an engagement agreement with 350 Group, LLC, which superceded the term sheet that the Company and 350 Group entered into in March 2005, whereby 350 Group agreed to apply its resources, in close collaboration with the management of the Company and QoVox, to refine and execute our short-term and long-term business planning; formalize commercial operations systems and strategic product distribution channels; formulate corporate finance plans; assist us in raising capital; as well as assist in recruiting independent board directors and formation of our Technical Advisory Board. The Company terminated the engagement agreement in accordance with its terms effective as of October 25, 2005.

As of May 1, 2005, the Company entered into a Consulting Agreement with Mr. Andrew Benson under which Mr. Benson furnishes consulting and general business advisory services relating to the operation of our business and the business of our subsidiaries and affiliates. The consulting agreement is for a period of twelve months ending on April 30, 2006 and requires monthly payments of $12,500 and cannot be revoked, terminated or cancelled by the Company except with respect to a termination for cause. The Company is in default with respect to this agreement.

On May 13, 2005, the Company entered into a Mutual General Release with Yes International, Inc. settling any and all claims either company may have had. The terms of the release provided that the Company pay Yes International $5,000 per month beginning in May for five months for a total of $25,000. The Company made its first payment of $5,000 on May 31, 2005 and has subsequently made $3,000 of additional payments. The Company is in default with respect to this agreement.

On July 1, 2005, we appointed Joshua E. Davidson to the position of Vice President, Finance. In this position, Mr. Davidson is responsible for leading the finance and administration efforts that support the ongoing development and deployment of Datameg ’s test and measurement tools and voice quality assurance services for IP-centric applications. Mr. Davidson reports directly to Mark P. McGrath, our Chairman, President and Chief Executive Officer.

Effective as of July 1, 2005, Datameg and Mr. Davidson entered into a letter agreement, under which the Company agreed to pay to Mr. Davidson $700 per day (or $350 per half day) that he performs services for Datameg. The letter agreement contemplated that Mr. Davidson would devote approximately the following amounts of time to the Company’s business: (i) four to five days per week for three weeks of each quarter, and (ii) 1.5 days per week for ten weeks of each quarter. The letter agreement provides that Datameg will not pay aggregate compensation to Mr. Davidson for a quarter exceeding $25,000 unless duly authorized in writing or by electronic mail by Datameg’s Chairman and Chief Executive Officer with respect to that quarter. During the third quarter, the Company engaged Mr. Davidson on a nearly full-time basis in light of the demands associated with establishing financial controls and fund raising.

In connection with his appointment as Vice President, Finance, Datameg granted to Mr. Davidson a one-time signing bonus of one million restricted shares of Datameg common stock, of which 50% (500,000 shares) were issued in October 2005 and the remaining 50% (500,000 shares) will be issued on January 3, 2006, provided that Mr. Davidson ’s consulting arrangements with Datameg have not been terminated. Under the letter agreement, Mr. Davidson performs services for Datameg as an independent contractor and not as a Datameg employee.

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

Also on July 25, 2005, we entered into a Restricted Stock Agreement with William J. Mortimer, the General Manager of the Company’s wholly-owned subsidiary, QoVox Corporation. Pursuant to the Restricted Stock Agreement, Mr. Mortimer purchased 12,000,000 shares of our common stock for a purchase price of $0.006 per share. These shares were issued in October 2005. Mr. Mortimer paid for those shares by forgoing receipt of consulting fees to which he was otherwise entitled. We have a right to repurchase these shares at the original purchase price, in the event that Mr. Mortimer ceases to serve as a full-time employee or consultant to QoVox prior to achieving each respective vesting milestone.

The Company believes that it is probable that the vesting milestones will be met and has estimated the aggregate compensation expense associated with the 12,000,000 shares to be approximately $594,000.

The Company is expensing this $594,000 over the estimated service performance period. Approximately $151,000 was expensed during the quarter ended September 30, 2005.

Lease commitments:

In October 2004, QoVox signed a lease agreement for office space in Raleigh, North Carolina. The term of the lease is for 37 months beginning December 2004 and ending in January 2008. The terms of the lease call for monthly payments of approximately $5,000.

On October 7, 2005 QoVox signed a lease agreement with L.E.D. Investments, an Ohio partnership, for approximately 1,200 square feet office space in Delaware, Ohio. The terms of the lease is for 12 months beginning November 1, 2005 and ending on October 31, 2006. The terms of the lease call for monthly payments of $900.

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

On May 7, 2004, La Jolla Cove Investors, Inc., a shareholder, filed a complaint against the Company and the Company’s former Chairman, for breach of contract in the Superior Court of San Diego County, California for damages in the amount of $450,000, attorneys fees, and interest for failure to register their shares in its SB-2/A filed in February 2004 as amended in June 2004. A judgment has not been received related to this litigation. On July 28, 2004, the plaintiff entered into an agreement with the Company to withdraw the suit if its shares were included in the future filing of an SB-2.

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

N. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the nine Months Ended September 30, 2004 (unaudited)	For the nine Months Ended September 30, 2005 (unaudited)	Cumulative from Inception (January 13, 1999) to September 30, 2005 (unaudited)
Net Loss (numerator)	$(7,527,722)	$(5,148,671)	$(32,618,706)
Weighted Average Shares (denominator)	230,247,605	293,949,316	130,055,313
Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.25)

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, “Earnings Per Share.” Thus, options and warrants granted as of September 30, 2004 and 2005 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

O. OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At September 30, 2005, current liabilities exceeded current assets by $4,295,085. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

P. SUBSEQUENT EVENTS

On October 7, 2005, QoVox signed a lease agreement with L.E.D. Investments, an Ohio partnership, for approximately 1,200 square feet of office space in Delaware, Ohio. The terms of the lease is for 12 months beginning November 1, 2005 and ending on October 31, 2006. The terms of the lease call for monthly payments of $900.

On October 4, 2005, the Securities and Exchange Commission declared effective our Registration Statement on Form SB-2 under which we registered 61,416,440 shares of our common stock for resale by 162 of our stockholders. We will not receive any proceeds from the sale of those shares.

On November 10, 2005, we filed Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2, under which we registered an additional 7,185,000 shares for 22 additional selling shareholders. The Registration Statement, as amended, now registers a total of 68,601,441 shares offered for resale by 177 selling shareholders.

Item 2. Plan of Operation

Plan of Operation

We are a development-stage technology company focused on providing service assurance systems products and services for the network operators in the telecommunications industry. Our target customers are telecom operators and cable operators worldwide. We focus specifically on voice services over traditional circuit-switched and managed IP networks.

Through our wholly-owned subsidiary, QoVox Corporation, we design, develop and sell an active voice quality test system, capable of monitoring and providing analytical/statistical data that characterizes the connectivity and measurement of voice quality across communications networks. We are working on tools and techniques for network-wide fault identification, isolation and troubleshooting.

Communication service providers, such as telecom operators and cable operators, are challenged to deliver high-quality voice services, at the lowest cost, over managed IP infrastructures and interworking with traditional circuit-switched networks. To do this effectively, service providers must monitor and measure their voice service offering, proactively detecting problems and resolving them quickly and cost-effectively, ideally before their customers experience any problem or service degradation. Additionally, if customers do report service problems, operators must be able to effectively identify the cause and fix the problem. QoVox provides the systems (products) and services to address these challenges.

VoIP Market

VoIP is one of the fastest growing segments in the telecommunications sector. Yankee Group and IDG, leading market research firms, estimate the growth of VoIP subscribers. Yankee Group estimated VoIP subscribers would grow from one million at the end of 2004 to 18 million by 2008. IDC reported the number of VoIP subscribers in the U.S. will jump from three million in 2005 to 27 million in 2009.

VoIP service providers include local and long distance telephone companies, such as SBC, Verizon, Bellsouth, Qwest, Sprint, AT&T, MCI and others; cable multi-service operators (MSOs) such as Cablevision, Comcast, Cox, Rogers, and Time Warner Cable and others; and emerging service providers, such as Vonage and others.

In November 2004, Frost & Sullivan reported the VoIP Monitoring market in 2004 was $50 million. The VoIP Monitoring market is estimated by Frost & Sullivan to reach $89 million for 2005. By 2008, the VoIP Monitoring market is forecasted to reach $297 million, representing a 56% compounded annual growth rate from 2004 through 2008.

Business Challenge Driving Demand for New Tools and Services

Enterprise and residential customers expect and demand that their voice services are high quality and are offered at the lowest possible cost. To meet these expectations, communication service providers have to save significant capital costs and operating expenses through deploying and operating next generation networks. These next generation networks utilize packet switching technology that is different than the traditional circuit-switched networks. Some service operators expect to save between 40% to 50% of their capital and operating expenditures.

Service providers are deploying and operating these next generation networks today, often interworking with traditional circuit-switched networks. Service providers need tools and services, like those QoVox offers, to report statistically and analytically the performance of their service and to isolate, diagnose and fix problems. Many service providers have limited experience in managing these emerging networking technologies, are focused today on deployment and want help to report on the service performance and to identify and troubleshoot problems. To deploy and operate these networks and services, service providers must buy tools and develop new expertise to deploy, operate and manage these new networks and services. This is the business opportunity that QoVox targets.

We believe the QoVox systems and services enable service providers to proactively depict their voice services and to detect and pinpoint network problems. These problems may be repaired effectively; thus, minimizing the number and extent of incidences of customers experiencing a loss of service or poor voice quality resulting in improved service quality.

Business Objectives

We expect to be among the global leaders in developing and selling tools and services for service assurance of these next generation networks and services.

Our goal is to be the leading supplier of active voice quality test systems within two years. Thus, we have an immediate business focus on winning deals, installing our systems and delivering our services. There are three important elements to achieve this:

•	We need to build our global sales and support channel.

•	We need to expand our R&D capability to further enhance the current product family.

•	We need to commercialize our services offerings.

We plan to continue to design and build additional, innovative products and offer important services to address business opportunities associated with the deployment and management of next generation networks and services. We see this specifically in the areas of fault isolation and troubleshooting, security and revenue assurance. Additionally, we intend to extend beyond VoIP, into other emerging technologies, like video over IP, IPTV, and other multimedia services.

Current Situation

QoVox has an existing system product to capitalize on this business opportunity. QoVox’s Network Assurance System, consisting of hardware and software, actively makes calls between various points across communication networks and correlates and reports the results of these call campaigns on a centralized server. We can operate the system on the behalf of our customers, or our customer can operate the system.

We commenced sales of the Network Assurance System in the second quarter of 2004, shipped the first evaluation system on July 29, 2004, and received our first revenue in December 2004.

We have been conducting one field trial with Time Warner Cable, a large cable operator and another with Sprint, a large telecom operator. Our products are installed in multiple points throughout their networks and we have been actively characterizing the connectivity and measuring the voice quality across portions of these networks. These field trials have convinced us we have a differentiated product capability and value-added services offerings. These differentiators are: we provide a combination of hardware, software and services; we provide active 24/7 monitoring and testing, other competitors provide only passive testing when there is a report of voice quality or call failure; we can integrate across both the current Public Switched Telephone Network (PSTN) and the next generation network or VoIP; and we can replicate call testing. QoVox views the services capabilities it plans to develop as a significant value-add to customers and a significant potential enhancement to our revenue model.

QoVox has an office in Raleigh, North Carolina and an office in Delaware, Ohio. QoVox currently has twelve employees and contractors responsible for developing our product and operating our services.

At present, QoVox has no in-house sales representatives. Omni Solutions, a strategic sales and marketing partner, sells QoVox products and services to Time Warner Cable and Sprint.

Following the validation of our products and services in these field trials, QoVox plans to commence the development of the global marketing, sales and support infrastructure of the company.

Additionally, to satisfactorily meet customer expectations and to successfully capitalize on the business opportunities, QoVox must also add people and develop the infrastructure for research, product development and service operations.

Business Strategy and Direction

QoVox intends to develop and sell systems products and services.

QoVox intends to continue to target telecom operators and cable operators.

QoVox plans to develop its business first in the U.S. and Canada, and then extend into Asia and Europe in 2006.

QoVox plans to continue providing solutions for the challenges related to deploying and operating voice services, especially in the areas of quality and security. QoVox plans to extend its capability into fault isolation and troubleshooting. Additionally, QoVox plans to make contributions for other emerging technologies, such as video over IP.

QoVox will pursue the following strategy to achieve our business objectives:

•	Provide tools and systems to manage the quality of service and security of next generation networks and services; Develop, partner and acquire technologies to offer the broadest suite of integrated tools and systems for monitoring and providing analytical/statistical data that characterizes service performance, isolating and diagnosing problems and optimizing performance.

•	Develop and offer the services to characterize network and service health and to isolate and diagnose performance and security problems.

•	Work very closely with leading network equipment manufacturers to build tools specific for the deployment and operation of network equipment from these leading vendors.

•	Create a consultative sales and support organization in both our direct and channel sales initiatives.

•	Partner with selected system integrators to facilitate the easy installation and customization of QoVox system into the customers’ operating environment and workflow. In addition, system integrators are expected to be a source of leads, referrals and support our sales efforts.

Product Development

QoVox has products and services that help service providers deploy and manage voice services.

Our products are deployed throughout the service providers’ network. Our products check that calls can be connected properly across these network and measure the voice quality between various points in the network.

QoVox’s flagship product, the Network Assurance System, is comprised of an array of Network Access Probes (called NAPs), that are distributed throughout a customer’s communication network, and a Central Server, that controls and receives information from the distributed Network Access Probes. The Network Access Probes autonomously originate and terminate telephone calls and perform various tests and measurements across the network. QoVox’s central server is a proprietary network data acquisition system that continuously collects and compiles the results of the Network Access Probe activities. When network faults are detected, the QoVox system alerts our field engineers (when we provide extended services) or the customer’s network operator.

Our product development initiatives focus on fault isolation and reporting and alerting methodologies. We believe our existing product and operational experience enable us to be among the leaders in the field of fault isolation and troubleshooting.

We expect to expand the range of Network Access Probe types and functions as needed to enable sales into new markets.

We will continue to develop new products and to enhance and maintain existing products. The new products will be in the following areas of interest and opportunity:

•	Fault Isolation and Troubleshooting

•	Security

•	Performance Optimization

•	Revenue Assurance

•	Routing Management

Services Offering

At present, QoVox operates a Network Operations Center in Raleigh, NC, for a small number of network operators.

QoVox plans to provide and sell value-added services to operate customers’ network and service management systems for a subscription fee on an ongoing basis. On an agreed periodic schedule, QoVox will execute a test campaign, collect and analyze the test results and will produce a test report characterizing the network and service health. QoVox will identify and diagnose detected functional or performance problems.

Marketing and Sales

QoVox plans to develop a global sales and support channel, comprised of:

•	direct QoVox sales representatives, sales engineers and support specialists;

•	a network of specialized manufacturer’s representatives (MR) and value-added distributors; and

•	a small number of operational support system vendors, equipment manufacturers and system integrators who will provide referrals or resell the QoVox products and services.

In the first two years, QoVox expects to fully develop the sales and support channel:

•	in the U.S. and Canada, covering Tier 1 and Tier 2 wireline and mobile telecom operators and the Top 25 cable operators;

•	in western and eastern Europe; and

•	in Japan, China, Korea and India.

In the subsequent years, QoVox expects to develop the sales and support channel:

•	in South and Central America, with an emphasis on Mexico and Brazil;

•	across the rest of Asia; and

•	in the Middle East and Africa;

QoVox plans to actively participate in international and regional industry forums and standardization bodies to build and earn a reputation as an innovative industry leader.

QoVox plans to organize and host regional Industry Leadership Forums, bringing together industry leaders to share experiences, to develop new tools and techniques, and to form joint research and develop projects.

QoVox plans to establish the QoVox Research Network (QRN) comprised of selected universities and industrial research organizations to guide, foster and fund research in new methodologies and techniques to manage these next generation networks and services.

Competition

There are a number of competitors in the VoIP Monitoring business. Agilent Technologies is the current market leader, as reported by Frost & Sullivan. We believe Agilent Technologies struggles to provide product enhancements and thus capitalize on its early entry into this market. We believe that the eventual market leader is as of yet undetermined. Several suppliers are aggressively pursuing this business opportunity, and many smaller companies are focused solely on this business opportunity.

Many competitors target the enterprise or large corporate customers; we target the telecommunications service providers.

There are three elements of our competitive differentiation.

First, there are two basic techniques for monitoring the voice quality; many competitors have adopted passive techniques; we have adopted active techniques. We provide an active test solution. This means that we proactively and continuously make calls between various points in the networks. We can schedule and automate test campaigns that are repeated at specified time interval to verify the connectivity and assess voice quality throughout the service providers’ network. In contrast, many of our competitors only provide passive test solutions, which monitor actual user traffic only. Passive voice quality techniques have the following disadvantages:

•	They cannot replicate call scenarios or situations.

•	They cannot compare test results for the same test campaigns run at different times.

•	They can only detect a problem at the same time a user experiences the problem.

We believe service providers need solutions that combine the benefits of active and passive techniques for comprehensive service management. We know that service providers need active testing solutions to proactively detect problems, to thoroughly characterize their service offering, and to reliably verify the service has been fixed, once a problem is isolated and resolved and to enhance customer services and the customers experience with this new form of telecommunications

The second way we differentiate ourselves from many competitors is that we directly measure the voice service quality, according to the international standard (The International Telecommunication Union (ITU) standard for speech quality) across traditional and next generation networks.

Finally, we offer both products and services. We believe at this time we are the only supplier to provide this combined offering in this market segment. We see a significant customer need to develop and utilize operational expertise in managing these next generation networks and services. We prepare performance reports, and we identify, isolate and troubleshoot problems, on the behalf of or along side our service provider customers.

Short-Term Milestones

We have identified six milestones that we believe are important indications that we are on track to achieve our short-term business goals.

First, we want to build our market awareness. We want to create a greater industry presence. We have engaged in meetings and presentations with several market research analysts and journalists that cover the IP Telephony industry. These are organizations like the Yankee Group, Frost & Sullivan, OSS Observer and IDC, who analyze and report on trends in markets and technologies. These are important to technology companies as they publish reports and white papers that validate and differentiate solutions providers and they help companies gain traction with those who buy or recommend communication products and services. Their recommendations influence the buying decisions within the markets that they cover.

Second, we are seeking additional funding sources. We intend to build out our marketing and sales organization and to extend our expertise into new tools and techniques for fault isolation and troubleshooting and for new technologies, like IPTV. We currently plan to raise additional capital to fund these initiatives.

Third, over the next few months, we expect to commercialize our service offerings through the receipt of initial firm orders.

Fourth, we plan to build our global sales and support organization. If we successfully raise the working capital, we expect to recruit and hire sales and support engineers by the later part of the first quarter of calendar 2006. We plan to put in place teams of sales representatives and sales engineers. We expect to sign agreements with specialized manufacturer’s representatives and distributors worldwide. We will seek global reseller agreements with other leading solution providers and systems integrators.

Fifth, we anticipate more field trials in various telecom and service providers throughout the industry and we expect this to increase once we have developed our sales channel. These are important evaluations and a critical phase in the sales cycle. If successful, they generally lead to the purchase and deployment of the system. We anticipate starting a couple of field trials with leading cable and telecom operators each quarter beginning in 2006.

Sixth, the sales cycle for these types of systems solutions is often 12-15 months, from the start of the vendor selection to the customer acceptance of the installed system. With the early phases of the two field trials completed, we are now seeking orders from these companies, as we work with them to plan their deployment and operation. We anticipate orders in the first quarter of 2006. These contracts typically require systems to be deployed in numerous sites across the service providers’ network; therefore, the time to install the systems can be significant. We anticipate revenue recognition by mid-year 2006.

CasCommunications

We own 40% of CasCommunications, an inactive development stage entity. We do not expect CasCommunications to generate any revenue in 2005.

Recent Developments

On September 15, 2005, the Company entered into a letter agreement with Aspire Communications, Inc. to provide investor relations services to us. Under the terms of the contract, Aspire will implement a program of investor communications services including, but not limited to, investor communications strategy and execution, investor targeting, materials development, equity analyst relations, presentation creation and other investor relations services. Aspire is a Boston-area based investor relations and public relations consulting firm with recognized expertise in technology, energy, financial services and medical products. James J. Flanagan III, Aspire’s President and CEO, will lead the Datameg IR team. Mr. Flanagan is now the primary contact for Datameg’s shareholders and prospective investors.

On September 21, 2005, Neil Gordon joined our Board of Directors and was also appointed to serve on our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Gordon is a recognized expert in corporate finance, capital formation and strategic planning for emerging companies. For more than thirty-five years, Mr. Gordon has provided creative and effective financial solutions to emerging and mid-sized companies. Mr. Gordon is president of N.R. Gordon & Company, Inc., a consulting firm that offers a broad range of value-added financial services that support and supplement the internal resources of its client companies.

Mr. Gordon began his career with the accounting firm of Haskins & Sells and served as director, finance and accounting, of Empire of Carolina, Inc. Mr. Gordon was associated with Centronics Data Computer Corp, a computer peripherals manufacturer and Ekco Group, Inc., a leading consumer products manufacturer and marketer, for fourteen years, including eight years as the company’s treasurer, before establishing N.R. Gordon & Company in 1995.

On October 7, 2005, QoVox signed a lease agreement with L.E.D. Investments, an Ohio partnership for approximately 1200 square feet of office space in Delaware, Ohio. The space will be utilized to house the Company’s R&D and Software Applications Team.

Liquidity and Capital Resources

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

In the period January through September 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately one hundred eighteen (118) investors in the amount of $1,597,507. In the third quarter, approximately thirty five (35) notes were issued for a total of $485,700. These funds were used to fund operations during the first nine months of 2005.

Projected Cash Flows for the twelve months ended September 30, 2006:

	Q1	Q2	Q3	Q4	Total
Cash on Hand Beginning of Quarter	$19,850	$(1,208,906)	$(3,145,299)	$(4,377,242)
Revenues Received from Customers	$—	$—	$2,000,000	$3,000,000	$5,000,000
Cost of Sales (Purchase of Inventory/Licenses)	$—	$—	$(750,000)	$(1,140,000)	$(1,890,000)
Sales/Marketing/Sales Support	$(214,100)	$(649,881)	$(768,838)	$(948,646)	$(2,581,464)
Operations	$(153,226)	$(206,872)	$(261,526)	$(327,572)	$(949,196)
Development/R&D	$(277,202)	$(417,294)	$(437,002)	$(529,794)	$(1,661,292)
Administrative and Misc.	$(584,228)	$(662,347)	$(1,014,576)	$(1,367,273)	$(3,628,424)
Cash on Hand End of Quarter	$(1,208,906)	$(3,145,299)	$(4,377,242)	$(5,690,526)

Since September 30, 2005 we issued the following notes and associated warrants:

Date of Convertible Note	Name of Investor	Amount of Convertible Note	Conversion Price	Conversion or Automatic Conversion Date	Number of Convertible Shares	Number of Warrants	Warrant Expiration Date
10/3/05	Robert A. Williams Jr.	$10,000.00	$0.06	4/4/2006	166,667	83,333	4/4/2008
10/5/05	Fabio Aguirre	$10,000.00	$0.10	4/6/2006	100,000	50,000	4/6/2008
10/7/05	Drue Huffines	$10,000.00	$0.06	4/8/2006	166,667	83,333	4/8/2008

Since September 30, 2005 we issued 18,093,334 shares of restricted stock. Of these shares, 14,600,000 were issued to satisfy contractual obligations to Mr. Mortimer (14,000,000), Mr. Davidson (500,000) and Aspire Communications, Inc. (100,000).

Date of Issuance	Shareholder Name	Number of Securities	Type of Securities	Cash Consideration
10/12/2005	William Mortimer	12,000,000	Common Stock	$72,000
10/12/2005	William Mortimer	2,000,000	Common Stock	$0
10/12/2005	Joshua Davidson	500,000	Common Stock	$0
10/20/2005	Aeratus, LLC	2,000,000	Common Stock	$90,000
11/10/2005	James Richard Currie	116,667	Common Stock	$7,000
11/10/2005	Jason James Currie	100,000	Common Stock	$6,000
11/10/2005	Joanne Carroll Currie	100,000	Common Stock	$6,000
11/10/2005	Jerry Alan Currie	100,000	Common Stock	$6,000
11/10/2005	Sandra Sims	158,334	Common Stock	$9,500
11/10/2005	Kevin Sims	108,333	Common Stock	$6,500
11/10/2005	Kelsey Grace Sims	100,000	Common Stock	$6,000
11/10/2005	Hayden Faith Sims	50,000	Common Stock	$3,000
11/10/2005	Sandra Sims	198,000	Common Stock	$9,900
11/10/2005	Kevin Sims	198,000	Common Stock	$9,900
11/10/2005	Kelsey Grace Sims	132,000	Common Stock	$6,600
11/10/2005	Hayden Faith Sims	132,000	Common Stock	$6,600
11/10/2005	Aspire Communications, Inc.	100,000	Common Stock	$0

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

Accounting for Convertible Notes

In the period April through December 2004, the Company entered into agreements to issue convertible notes with approximately fifty (50) investors in the aggregate amount of $1,088,995. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between issuance and six months of the original issuance date of the notes into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates reducing the convertible promissory note balance to a net of $13,660 at December 31, 2004 and increasing the liability to issue stock account by $1,042,245. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $847,000. For the nine months ended September 30, 2005, the discount amortized to interest expense was approximately $8,000. By the end of the third quarter all but 322,600 of shares due to all conversions had been issued.

In the period January through September 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately one hundred eighteen (118) investors in the amount of $1,597,507. In the third quarter, approximately thirty five (35) notes were issued for a total of $485,700. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 29,811,205 shares. During the first nine months of 2005, we issued approximately 25,065,372 of these shares pursuant to conversions under these agreements. The detachable warrants issued in the third quarter were valued under a Black-Scholes model and a debt discount of approximately $140,000 was recorded and added to paid in capital. During the first nine months of 2005, the debt discount related to the value of the warrants and amortized to interest was approximately $420,000. In addition, a beneficial conversion value was recognized as additional debt discount and paid in capital was added in the amount of approximately $270,000. For the nine months ended September 30, 2005, the debt discount related to the beneficial conversion feature of the security and amortized to interest expense was approximately $780,000.

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to September 30, 2005, we generated less than $100,000 in total revenue. We have a cumulative net loss of approximately $32.3 million since inception through September 30, 2005. These losses are principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. We expect our net losses to continue, and we do not know if or when we will reach profitability.

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

Item 3. Controls and Procedures

(a) Disclosure Controls and Procedures

The Company is beginning to design and document a written set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As previously announced, the Company was successful in identifying and recruiting Joshua E. Davidson, a seasoned financial executive who has designed and implemented a number of disclosure controls and procedures in advance of the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers. The Company’s current informal disclosure controls and procedures have been substantially improved. An increased degree of internal control over financial reporting has been established throughout the Company as a result of improved administration and centralized control over all financial matters regarding Datameg and QoVox. However, the Company is not yet fully compliant with Section 404 of the Sarbanes-Oxley Act.

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

On July 26, 2005, the Company’s Board of Directors formed three new committees and adopted charters for each new committee. The new committees that we formed are an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. On September 21, 2005, Neil Gordon joined our Board of Directors. Mr. Gordon is an independent director. Mark P. McGrath, Neil Gordon and William T. Mortimer, the three members of the Board, also are the three members of each committee. Neither Mr. McGrath nor Mr. Mortimer qualifies as “independent” under Securities and Exchange Commission rules. We intend to have a sufficient number of independent directors before the internal control provisions under Section 404 of the Sarbanes-Oxley Act of 2002 become effective for companies quoted on the OTC Bulletin Board in 2006. At that time, we anticipate that our Board will appoint independent directors to each committee to bring each committee into compliance with its charter.

(c) Change in Internal Control Over Financial Reporting

There were no changes in the Company’s disclosure controls and procedures that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the date of evaluation, there have been significant changes in the Company’s disclosure controls and procedures that would improve the Company’s internal control over financial reporting. In addition the planned corrective actions discussed above are designed to further improve the Company’s financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $878,000 and $946,082 as of December 31, 2004 and September 30, 2005, respectively.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (“Investors”) to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The reduced settlement was not paid. On April 1, 2005 the Company entered into a revised agreement to pay $10,000 per month for five months. The agreement provided that no further interest shall be accrued on the prior balance. The Company has made four payments as of October 31, 2005. The balance remaining as recorded on the financial statements as of September 30, 2005 was $37,470.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid. On May 18, 2005 the parties agreed that the Company would pay $10,000 per month until the balance is paid in full. The Company has made four payments as of October 31, 2005. The agreement provided that no further interest shall be accrued on the prior balance. As of September 30, 2005, the balance remaining was approximately $40,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The disclosure requirements for this item have been disclosed in Item 2 of this report under the caption “Liquidity and Capital Resources” beginning with the table at the bottom of page 15 and continuing through the middle of page 16 is incorporated herein by reference. In addition, Item 5 below is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of these debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were convertible into to common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of common stock. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2004 and September 30, 2005, respectively. Interest accrued related to the unconverted subordinated debentures was $18,403 and $19,610 at December 31, 2004 and June 30, 2005, respectively. The Company is in default related to payments of interest and principal at September 30, 2005.

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $878,000 and $946,082 as of December 31, 2004 and September 30, 2005, respectively.

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s former Chairman for the principal, interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s former Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2004 and September 30, 2005 and is recorded in accounts payable and accrued expenses.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s Chairman. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $336,000 and $380,693 as of December 31, 2004 and September 30, 2005, respectively.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

During the third quarter of 2005, we issued the following convertible notes and associated warrants.

Date of Convertible Note	Name of Investor	Amount of Convertible Note	Conversion Price	Conversion or Automatic Conversion	Number of Convertible Shares	Number of Warrants	Warrant Expiration Date
7/8/05	Terry Heston	$10,000	$0.05	9/15/2005	200,000	100,000	9/15/2007
7/29/05	Douglas Perkins	$10,000	$0.06	9/15/2005	166,667	83,333	9/15/2007
8/1/05	John Storm	$10,000	$0.06	9/15/2005	166,667	83,333	9/15/2007
8/1/05	John Wisinger	$2,000	$0.06	9/15/2005	33,333	16,667	9/15/2007
8/2/05	Michael Saperstein	$15,000	$0.06	9/15/2005	250,000	125,000	9/15/2007
8/2/05	Blaine Horodsky	$5,000	$0.06	9/15/2005	83,333	41,667	9/15/2007
8/8/05	Scott Hill	$25,000	$0.06	9/15/2005	416,667	208,333	9/15/2007
8/8/05	Chris Foster	$15,000	$0.06	9/15/2005	250,000	125,000	9/15/2007
8/8/05	James Henderson	$10,000	$0.06	9/15/2005	166,667	83,333	9/15/2007
8/8/05	H.R. Global	$5,000	$0.06	9/15/2005	83,333	41,667	9/15/2007
8/8/05	Kelsey Grace Sims	$4,000	$0.06	9/15/2005	66,667	33,333	9/15/2007
8/8/05	Kevin Sims	$3,000	$0.06	9/15/2005	50,000	25,000	9/15/2007
8/8/05	Sandra Sims	$5,000	$0.06	9/15/2005	83,333	41,667	9/15/2007
8/8/05	Hayden Faith Sims	$4,000	$0.06	9/15/2005	66,667	33,333	9/15/2007
8/10/05	Al Henderson	$10,000	$0.06	9/15/2005	166,667	83,333	9/15/2007
8/10/05	Barclay Swan	$5,100	$0.06	9/15/2005	85,000	42,500	9/15/2007
8/12/05	Stephen LaGree	$25,000	$0.06	8/12/2006	416,667	208,333	8/11/2008
8/12/05	Tammi Gaudet	$5,000	$0.06	9/15/2005	83,333	41,667	9/15/2007
8/16/05	S. Todd Till	$10,000	$0.10	9/15/2005	100,000	50,000	9/15/2007
8/22/05	Jerold Christie & Jane Larkin	$10,000	$0.08	8/15/2006	125,000	62,500	8/14/2008
8/22/05	Joeseph T. & Marian R. Rubbico	$25,000	$0.06	8/15/2006	416,667	208,333	8/14/2008
8/22/05	Stephen LaGree	$3,600	$0.06	8/22/2006	60,000	30,000	8/21/2008
8/22/05	James Latter	$5,000	$0.08	8/22/2006	62,500	31,250	8/21/2008
8/24/05	Gary Allen	$10,000	$0.06	9/15/2005	166,667	83,333	9/15/2007
8/25/05	Don McLeod & Jennifer Cushman	$85,000	$0.06	8/25/2006	1,416,667	708,333	8/24/2008
8/25/05	Steven Gangi	$15,000	$0.06	8/25/2006	250,000	125,000	8/24/2008
8/25/05	Buford Brewer	$10,000	$0.10	8/25/2006	100,000	50,000	8/24/2008
8/25/05	Steven Murray	$10,000	$0.10	8/25/2006	100,000	50,000	8/24/2008
8/25/05	Kevin Loop	$20,000	$0.08	8/25/2006	250,000	125,000	8/24/2008
8/25/05	J G Products	$50,000	$0.06	8/25/2006	833,333	416,667	8/24/2008
8/25/05	Roy & Dianne Williams	$10,000	$0.10	8/25/2006	100,000	50,000	8/24/2008
8/25/05	Roy Williams II & David Williams	$10,000	$0.10	8/25/2006	100,000	50,000	8/24/2008
9/6/05	Michael Eavenson	$20,000	$0.08	9/6/2006	250,000	125,000	9/5/2008
9/16/05	Timothy Webb	$14,000	$0.10	9/6/2006	140,000	70,000	9/5/2008
9/25/05	Ralph D. Gannon	$10,000	$0.10	9/25/2006	100,000	50,000	9/24/2008

During the third quarter of 2005 we issued the following shares of our common stock upon conversion of convertible notes that we previously issued.

Date of Issuance	Shareholder Name	Number of Securities	Conversion Price	Type of Securities	Cash Consideration
7/21/05	Wanda Bond	100,000	$0.05	Common Stock	$5,000.00
7/21/05	Wayne B. Lyon Trust	769,230	$0.07	Common Stock	$50,000.00
7/21/05	Jackie and Larry Cloud	40,000	$0.05	Common Stock	$2,000.00
7/21/05	Chris Foster	500,000	$0.05	Common Stock	$25,000.00
7/21/05	Francisca Ornelas Plascenicia	84,000	$0.05	Common Stock	$4,200.00
7/21/05	John and Socorro Wisinger	76,000	$0.05	Common Stock	$3,800.00
7/21/05	Keith Bennett	400,000	$0.05	Common Stock	$20,000.00
7/21/05	Terry McNabb	100,000	$0.05	Common Stock	$5,000.00
7/21/05	James R. Omer	1,000,000	$0.05	Common Stock	$50,000.00
7/21/05	Bruce Scheiner	1,000,000	$0.05	Common Stock	$50,000.00
7/21/05	David Wilder	130,000	$0.05	Common Stock	$6,500.00
7/21/05	Larry McMullins	200,000	$0.05	Common Stock	$10,000.00
7/21/05	Josh Rogers	300,000	$0.05	Common Stock	$15,000.00
7/21/05	David Allen	600,000	$0.05	Common Stock	$30,000.00
7/21/05	Luke Allen	200,000	$0.05	Common Stock	$10,000.00
7/21/05	Kevin Dawe	100,000	$0.05	Common Stock	$5,000.00
7/21/05	Shelby Dunson	200,000	$0.05	Common Stock	$10,000.00
7/21/05	David Strorm	1,000,000	$0.03	Common Stock	$30,000.00
7/21/05	Donald Turner	200,000	$0.05	Common Stock	$10,000.00
7/21/05	R.T. Winfree	140,000	$0.05	Common Stock	$7,000.00
8/31/05	Terry Heston	200,000	$0.05	Common Stock	$10,000.00
9/22/05	Douglas Perkins	166,667	$0.06	Common Stock	$10,000.00
9/22/05	John Storm	166,667	$0.06	Common Stock	$10,000.00
9/22/05	John Wisinger	33,333	$0.06	Common Stock	$2,000.00
9/22/05	Michael Saperstein	250,000	$0.06	Common Stock	$15,000.00
9/22/05	Blaine Horodsky	83,333	$0.06	Common Stock	$5,000.00
9/22/05	Scott Hill	416,667	$0.06	Common Stock	$25,000.00
9/22/05	Chris Foster	250,000	$0.06	Common Stock	$15,000.00
9/22/05	James Henderson	166,667	$0.06	Common Stock	$10,000.00
9/22/05	H.R. Global	83,333	$0.06	Common Stock	$5,000.00
9/22/05	Kelsey Grace Sims	66,667	$0.06	Common Stock	$4,000.00
9/22/05	Kevin Sims	50,000	$0.06	Common Stock	$3,000.00
9/22/05	Sandra Sims	83,333	$0.06	Common Stock	$5,000.00
9/22/05	Hayden Faith Sims	66,667	$0.06	Common Stock	$4,000.00
9/22/05	Al Henderson	166,667	$0.06	Common Stock	$10,000.00
9/22/05	Barclay Swan	85,000	$0.06	Common Stock	$5,100.00
9/22/05	Tammi Gaudet	83,333	$0.06	Common Stock	$5,000.00
9/22/05	S. Todd Till	100,000	$0.10	Common Stock	$10,000.00
9/22/05	Gary Allen	166,667	$0.06	Common Stock	$10,000.00

During the third quarter of 2005, we granted the following stock options for our common stock to employees and consultants. All options listed below vested per the footnotes below.

Date of Stock Option or Grant	Name of Employee (E) or Consultant (C)	Number of Stock Options Granted	Vesting Date	Expiration Date	Strike Price per Share
7/22/2005	Frank Noser (E)	1,000,000	Immediately	8/1/2008	$0.15
7/22/2005	Richard Adam (E)	1,000,000	Immediately	8/1/2008	$0.15
7/26/2005	Mark P. McGrath (E) (1)	2,500,000	See below	7/25/2010	$0.06
7/26/2005	Joshua E. Davidson (C) (2)	2,500,000	See below	7/25/2010	$0.06
7/22/2005	Carl Mottayaw (E)	1,000,000	Immediately	8/1/2008	$0.15
7/22/2005	Richard Van Schaik (E)	1,000,000	Immediately	8/1/2008	$0.15
8/25/2005	Jim Currie (C)	5,000,000	Immediately	1/1/2011	$0.17
8/22/2005	Karl Kirwan (C)	500,000	Immediately	8/21/2010	$0.10
8/22/2005	Karl Kirwan (C)	500,000	Immediately	8/21/2010	$0.15
9/22/2005	Neil Gordon (C) (3)	1,500,000	See below	9/22/2010	$0.08
9/22/2005	James Murphy (C)	1,000,000	Immediately	4/4/2008	$0.05
9/22/2005	Albert Green (C)	2,500,000	Immediately	1/27/2008	$0.10

		20,000,000

(1) Vests at the rate of 500,000 shares per quarter, with the initial vesting date on October 3, 2005 and subsequent vesting dates of January 2, 2006, April 3, 2006, July 3, 2006 and October 3, 2007, provided that Mr. McGrath continues to be engaged by the Company.

(2) Vests at the rate of 500,000 shares per quarter, with the initial vesting date on October 3, 2005 and subsequent vesting dates of January 2, 2006, April 3, 2006, July 3, 2006 and October 3, 2007, provided that Mr. Davidson continues to be engaged by the Company.

(3) Vests at the rate of 250,000 shares per quarter, with the initial vesting date on October 3, 2005 and subsequent vesting dates of January 3, 2006, April 3, 2006, July 3, 2006, October 3, 2006 and January 3, 2007, provided that Mr. Gordon continues to serve on our board.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on 8-K

On July 26, 2005, we filed a report on Form 8-K announcing that William J. Mortimer joined our Board of Directors.

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

On September 22, 2005, we filed a report on Form 8-K announcing that Neil Gordon joined our Board of Directors.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MARK P. MCGRATH
Mark P. McGrath, Chief Executive Officer
Date:	November 14, 2005