Form 10KSB
period 2005-12-31
DATAMEG CORP
filed 2006-04-17
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file Number 333128060

DATAMEG CORPORATION

(Name of Small Business Issuer in Its Charter)

Delaware	133134389
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)
9 West Broadway, Suite #214, Boston, MA	02127
(Address of principal executive offices)	(Zip Code)

Issuers telephone number: (941) 5754339

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Shares, Par Value $.0001

(Title of class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10KSB or any amendment to this form 10KSB.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).  Yes [ ] No [X]

State the issuers revenues for the most recent fiscal year: $45,502.

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b2 of the Exchange Act.) $19,774,702 as of March 31, 2006.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by nonaffiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date. There were 330,458,313 shares of common stock outstanding as of December 31, 2005 and 341,868,369 shares of common stock outstanding as of March 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 (Securities Act). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal years ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

ITEM 1.                              DESCRIPTION OF BUSINESS

Overview

We are a developmentstage technology company focused on providing service assurance systems products and services for the network operators in the telecommunications industry. Our target customers are telecom operators and cable operators worldwide. We focus specifically on voice services over traditional circuitswitched and managed IP networks.

Through our whollyowned subsidiary, QoVox Corporation, we design, develop and sell an active voice quality test system, capable of monitoring and providing analytical/statistical data that characterizes the connectivity and measurement of voice quality across communications networks. We are working on tools and techniques for networkwide fault identification, isolation and troubleshooting.

Communication service providers, such as telecom operators and cable operators, are challenged to deliver highquality voice services, at the lowest cost, over managed IP infrastructures and interworking with traditional circuitswitched networks. To do this effectively, service providers must monitor and measure their voice service offering, proactively detecting problems and resolving them quickly and costeffectively, ideally before their customers experience any problem or service degradation. Additionally, if customers do report service problems, operators must be able to effectively identify the cause and fix the problem. QoVox provides the systems (products) and services to address these challenges.

Datameg Corporation is a Delaware corporation that is a successor by merger as of April 27, 2005 to Datameg Corporation, which was a New York corporation incorporated in October 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of its common stock for 100% of the stock of Datameg Corporation, a Virginia corporation that was incorporated in January 1999. The Company subsequently changed its name to Datameg Corporation and is the successor in business operations of the Virginia Datameg and New York Datameg.

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

On July 1, 2005, our wholly owned subsidiary, QoVox Corporation, filed Articles of Amendment to its Articles of Incorporation, changing its corporate name from North Electric Company, Inc. to QoVox Corporation. The new corporate name better reflects QoVoxs core business of helping service providers assure the quality of Voice over Internet Protocol (VoIP) and other next generation IPbased services.

Datameg Corporation has two subsidiaries: CASCommunications, Inc., a Florida corporation, of which the Company owns 40%, and QoVox Corporation, a North Carolina corporation that the Company wholly owns. QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. Datameg and its subsidiaries individually and collectively are a development stage enterprise. CASCommunications is an inactive company. Datameg does not expect CASCommunications to generate any revenue in 2006.

The Company operates under the name of Datameg Corporation and trades under the symbol DTMG on the OTCBB. The Companys sole active subsidiary is QoVox Corporation, which the Company wholly owns.

QoVox focuses on becoming a provider of network assurance products and services. QoVoxs network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. QoVox has developed their Network Assurance System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types.

As of March 31, 2006, we had a total of three (3) fulltime employees and twelve (12) full or part time independent contractors or consultants. Of these, one (1) employee and one (1) fulltime contractor focus primarily on inventory management, product assembly, installation and support and maintenance, seven (7) fulltime contractors focus on continued product enhancements, three (3) full or part time contractors focus on sales and marketing and one (1) fulltime employee serves in administrative and senior management capacities at our subsidiary QoVox, Inc. The balance is comprised of one fulltime employee, our CEO, and one fulltime consultant who provides financial and accounting management services.

Recent Developments

On September 21, 2005, Neil Gordon joined our Board of Directors and was also appointed to serve on our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

On October 7, 2005, QoVox signed a lease agreement with L.E.D. Investments, an Ohio partnership, for approximately 1,200 square feet of office space in Delaware, Ohio. The term of the lease is for 12 months beginning November 1, 2005 and ending on October 31, 2006. The terms of the lease call for monthly payments of $900. The lease was terminated March 31, 2006 without penalty.

On October 4, 2005, the Securities and Exchange Commission declared effective our Registration Statement on Form SB2 under which we registered 61,416,440 shares of our common stock for resale by 162 of our stockholders. We will not receive any proceeds from the sale of those shares.

On November 10, 2005, we filed PostEffective Amendment No. 1 to our Registration Statement on Form SB2, under which we registered an additional 7,185,000 shares for 22 additional selling shareholders. The Registration Statement, as amended, now registers a total of 68,601,441 shares offered for resale by 177 selling shareholders.

On December 29, 2005 Mark McGrath resigned as Chairman of the Board, Chief Executive Officer and President of the Company, but retained a position as a member of the Board of Directors.

On December 12, 2005 William Mortimer resigned as General Manager of QoVox, the subsidiary of Datameg Corporation, effective on Friday, December 30, 2005. On December 29, 2005, the Board accepted the resignation of Bill Mortimer as Director.

On December 29, 2005, James Murphy was appointed Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Murphys compensation consists of: an annual salary of $150,000; stock options to purchase 2,500,000 shares of common stock of the Company at $.10 per share, subjecting to vesting as approved by the Board of Directors; standard Company benefits; and an annual discretionary bonus up to 75% of annual salary depending on his contribution to the Company and the Companys commercial success, as determined by the Board of Directors.

On February 16, 2006 the Company announced that it has appointed Lehman Bros. Managing Director John T. Grady Jr. to its Board of Directors.

Feb. 27, 2006 the Company announced that it has appointed Bob Nelson as Vice President, Worldwide Sales, for its QoVox subsidiary. Reporting to Jim Murphy, Chairman of Datameg, Nelson will be responsible for sales and marketing of QoVoxs VoIP quality assurance technology suite to telecommunications service providers and enterprise customers.

On March 14, 2006 the Company announced that it has strengthened its sales team with the appointment of Michael West as Senior Vice President, National Accounts, for its QoVox subsidiary.

Products in Development

Our product and product in development is the Network Assurance System.

Network Assurance System

Since the middle of 2002, our primary development focus has been on the Network Assurance System. We are designing this product to ensure the integrity and full functionality of communications networks and to quickly and automatically determine if the networks are meeting the quality and service expectations of customers. We believe that this product will enable communications network operators and service providers to quickly, efficiently and automatically determine if their networks are meeting their quality and service expectations through active testing and monitoring, automatic detection and location of errors and confirmation that any corrective actions have been successful. We are accepting customer orders that can be delivered 30 days after the order is received.

Description of Primary Industry

Public and private telephone networks are evolving from traditional telephone networks to an internetbased network infrastructure that makes more efficient use of network resources. Various new technologies are enhancing internetbased networks to provide new carrier class services while lowering capital and operating costs. These rapidly changing technological developments, coupled with increased bandwidth availability, have enabled the launch of a new generation of network services, such as internetbased telephony that permits the transfer of voice data over the internet and secure private networks for the exchange of sensitive data.

Communication service providers, such as telecom operators and cable operators, are challenged to deliver highquality voice services, at the lowest cost, over managed IP infrastructures interworking with traditional circuitswitched networks. To do this effectively, service providers must monitor and measure their voice service offering, proactively detect problems and resolve them quickly and costeffectively, ideally before their customers experience any problem or service degradation. Additionally, when customers do report service problems, operators must be able to effectively identify the cause and fix the problem. QoVox provides the systems (products) and services to address these challenges.

The next generation of networks, such as internetbased telephony, is introducing new capabilities and opportunities for the sale of new products and services. However, for network operators and service providers, the implementation of new network technologies introduces a new set of operational challenges. Many of these challenges arise from the integration of innovative communications systems technologies with existing operational infrastructure. Service providers and enterprise network operators must verify that the new technologies have been installed and are working properly within the framework of their existing network. This verification process and actions to correct detected errors can be very labor intensive and may negatively affect customers by lowering the level of quality below the service level guaranteed to customers. This network assurance market segment is the focus and target of our current and future technologies that will assist our customers in satisfying their obligations to customers with respect to agreedupon levels of service quality.

Integrated and automated network monitoring, testing and automatic detection and location of errors are essential to reliable communications on which enterprise customers depend for missioncritical business communications. Our research and development is dedicated towards products and services which will solve the challenging aspects of deploying new technologies into the advanced networks and network services of the future, and monitoring and testing those technologies.

Competition

Competition in the current communications industry is very robust, with many companies from many different backgrounds wrestling for their piece of the business.

Investors can best understand our competitive environment by considering several axes that characterize the operational support system and service assurance market:

ENTERPRISE VS. CARRIER

Different companies dominate either the market for services to enterprise or large business customers or the market for services to the public network operators or carriers. We target the carrier market segment, but focus on new technologies and service types which are typically first implemented and proven in the enterprise arena. Therefore, we anticipate that competitive threats will come both from carrier service assurance companies seeking to expand their established business and from enterprise service assurance companies seeking to take their expertise from the enterprise into the carrier domain.

DATACOM VS. TELECOM

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

TEST EQUIPMENT VS. NETWORK MANAGEMENT SYSTEMS

The market for operational support systems is generally divided between the test equipment vendors, who make specialized equipment designed to test particular functions in a piece of networking equipment, and the network management system vendors, who make systems that provide integrative overviews of the network status. We are developing a system that will enable automation of test equipment deployed around a network. With this system in place, a network operator in a single location will have the ability to assess the networks quality of service and to identify and locate errors. This puts us in the path of potential expansion from both the established test equipment vendors seeking to expand their product line into systemslevel products, and the network management system vendors seeking to broaden their integrated control of the network to include the network test functions previously provided by test equipment vendors.

Our current strategy for competing in this complex environment is to:

remain focused on the network assurance market by ramping up our sales marketing efforts;

continue onsite product testing at strategic telecommunication service providers;

launch product development to maintain a competitive lead; and

continue to establish alliances with selected manufacturers and service providers and implement international distribution agreements to help us gain rapid market acceptance on an international scale.

Intellectual Property

Our intellectual property is in our software products and hardware configurations, which are principally protected by copyright and trade secret law. We are exploring additional protections through potential patents.

Research and Development

QoVox is now the only operating unit that is performing research and development and through which we conduct most of our business. For the years ended December 31, 2004 and 2005, our research and development expenses were approximately $1,492,000 and $947,187, respectively.

Business Overview of CASCommunications

CASCommunications, Inc., a Florida corporation in which we hold a 40% equity interest, halted development of its devices related to highspeed broadband access in 2004 due to a lack of sufficient capital. CASCommunications is inactive and we do not expect that CASCommunications will generate any revenue in 2006.

For the years ended December 31, 2004 and 2005, research and development expenses related to the development of CASCommunications technology were approximately $0 (zero) and $0 (zero), respectively.

ITEM 2.                              DESCRIPTION OF PROPERTY

Our wholly owned subsidiary, QoVox, leases approximately 2,600 square feet of space at One Springfield Center, 6131 Falls of the Neuse, Raleigh, North Carolina 27609. The term of the lease is for 37 months beginning December 1, 2004 and expiring January 31, 2008. The monthly rent is approximately $5,000. The property is being used to market and develop QoVoxs products. Our management believes that our insurance coverage is adequate.

ITEM 3.                              LEGAL PROCEEDINGS

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $878,000 and $968,990 as of December 31, 2004 and December 31, 2005, respectively.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (Investors) to purchase shares of the Companys common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Companys former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The reduced settlement was not paid. On April 1, 2005 the Company entered into a revised agreement to pay $10,000 per month for five months. The agreement provided that no further interest shall be accrued on the prior balance. The Company has made four payments as of March 31, 2006. The balance remaining as recorded on the financial statements as of December 31, 2005 was $27,470.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Companys Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid. On May 18, 2005 the parties agreed that the Company would pay $10,000 per month until the balance is paid in full. The Company has made nine payments as of March 31, 2005. The agreement provided that no further interest shall be accrued on the prior balance. As of December 31, 2005, the balance remaining was approximately $29,000.

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

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matter to a vote of security holder in the fourth quarter of 2005, however, in March 2005, our shareholders voted to authorize us to reincorporate in Delaware.  We have filed the reincorporation documents and are now incorporated in the State of Delaware.

Also in March 2005, our shareholders approved (1) amendments to our Bylaws, (2) fixing the number of directors at one and electing Andrew Benson as the sole director, (3) our Restated Certificate of Incorporation filed with the Secretary of State of New York on August 4, 2000, and all subsequent amendments, and (4) an increase the number of our authorized shares to 493,000,000 common shares, which was effective upon our reincorporation in Delaware.

The following table illustrates the official vote for each proposal:

	Proposal 1	Proposal 2	Proposal 3	Proposal 4	Proposal 5
Votes For	141,563,854	134,633,098	199,892,339	136,520,490	196,806,163
Percentage	54.7%	52.0%	77.2%	52.7%	76.0%
Votes Against	3,517,759	4,456,622	12,555,365	3,617,534	15,930,389
Percentage	1.4%	1.7%	4.8%	1.4%	6.2%

The balance of the shares outstanding did not vote, were broker nonvotes or abstained.

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

PART II

ITEM 5.                              MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the OvertheCounter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol DTMG.OB since September 19, 2000.

The following table sets forth the range of high and low bid prices for the our common stock as reported on the OvertheCounter Bulletin Board for each quarter since January 2003 for the periods indicated, as reported by the OvertheCounter Bulletin Board for the each period mentioned below. Such information reflects interdealer prices without retail markup, mark down or commissions and may not represent actual transactions.

	Low	High
January 1, 2004 through March 31, 2004	$0.14	$0.29
April 1, 2004 through June 30, 2004	$0.06	$0.19
July 1, 2004 through September 30, 2004	$0.09	$0.20
October 1, 2004 through December 31, 2004	$0.07	$0.11
January 1, 2005 through March 31, 2005	$0.05	$0.15
April 1, 2005 through June 30, 2005	$0.06	$0.13
July 1, 2005 through September 30, 2005	$0.06	$0.14
October 1, 2005 through December 31, 2005	$0.04	$0.08

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

Holders of Record of Common Stock

As of March 31, 2006, we had outstanding 341,868,369 shares of our common stock and approximately 500 holders of record.

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

In addition, we granted options and warrants to employees and consultants to purchase up to 111,025,891 shares of our common stock at prices ranging from $0.01 to $5 per share from inception (January 13, 1999) through December 31, 2005. As of December 31, 2005, options and warrants which would permit the purchase of 9,880,238 shares were exercised and options and warrants for which would permit the purchase of 4,920,749 shares expired or were terminated. The remaining options and warrants to purchase up to 96,224,904 shares expire between June 2006 and January 2013.

The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weightedaverage exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	46,000,000	$0.14

Securities that were not registered under the Securities Act but were issued under equity compensation plans:

Date of Issuance	Purchaser	Number of Securities	Type of Securities	NonCash Consideration	NonCash Consideration Description	Fair Value Per Share
2/3/2005	McGrath	1,000,000	Common Stock	$55,250	In Lieu of Compensation	$0.06
4/20/2005	Dan Ference	1,770,000	Common Stock	$224,317	In Lieu of Compensation	$0.13
4/20/2005	Dan Ference	250,000	Common Stock	$38,250	In Lieu of Compensation	$0.15
4/20/2005	Dan Ference	250,000	Common Stock	$38,250	In Lieu of Compensation	$0.15
4/20/2005	Rich Adam	160,000	Common Stock	$18,081	In Lieu of Compensation	$0.11
4/20/2005	Richard Van Schaik	160,000	Common Stock	$18,081	In Lieu of Compensation	$0.11
4/20/2005	Carl Mottayaw	160,000	Common Stock	$18,081	In Lieu of Compensation	$0.11
5/19/2005	Raj Krishnan	100,000	Common Stock	$11,050	In Lieu of Compensation	$0.11
5/19/2005	Sally Ruggero	100,000	Common Stock	$11,050	In Lieu of Compensation	$0.11
5/19/2005	Frank Noser	160,000	Common Stock	$13,600	In Lieu of Compensation	$0.09
5/19/2005	Mike Van Cooney	160,000	Common Stock	$13,600	In Lieu of Compensation	$0.09
5/19/2005	Ron Schwartz	160,000	Common Stock	$13,600	In Lieu of Compensation	$0.09
10/12/2005	Joshua Davidson	500,000	Common Stock	$25,500	In Lieu of Compensation	$0.05
10/12/2005	William Mortimer	2,000,000	Common Stock	$256,121	In Lieu of Compensation	$0.13
10/12/2005	William Mortimer	12,000,000	Common Stock	$481,679	In Lieu of Compensation	$0.04
	Total	18,930,000		$1,236,510

Recent Sales of Unregistered Securities:

Date of Issuance	Purchaser	Number of Securities	Type of Securities	Cash Consideration	Price per Share	Attached Warrants	Warrant Strike Price	Warrant Expiration Date
10/16/2005	Aeratus	2,000,000	Common Stock	$90,000	$0.045	1,000,000	$0.120	10/9/2007
10/25/2005	James Currie	416,667	Common Stock	$25,000	$0.060	416,667	$0.120	12/4/2007
10/25/2005	Kevin Sims *	416,667	Common Stock	$25,000	$0.060	416,668	$0.120	12/4/2007
10/25/2005	Kevin Sims *	660,000	Common Stock	$33,000	$0.050	660,000	$0.120	12/4/2007
12/10/2005	James Currie	1,070,000	Common Stock	$53,500	$0.050	1,070,000	$0.100	12/9/2007
12/10/2005	Jacob Murphy	200,000	Common Stock	$10,000	$0.050	200,000	$0.100	12/9/2007
12/10/2005	Kevin Sims	660,000	Common Stock	$33,000	$0.050	660,000	$0.100	12/9/2007

Total		5,423,333		$269,500

During the year ended December 31, 2005, we issued approximately 78,632,239 shares of our common stock in exempt transactions. In consideration, we have received approximately $ 2,497,927 in cash or stock subscriptions receivable and services with a fair value of $2,034,295. These issuances were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and the transaction did not involve a distribution or public offering.

Issuance of Convertible Notes

In the period April through December 2004, the Company entered into agreements to issue convertible notes with approximately fifty (50) investors in the aggregate amount of $1,088,995. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between issuance and six months of the original issuance date of the notes into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates reducing the convertible promissory note balance to a net of $13,660 at December 31, 2004 and increasing the liability to issue stock account by $1,042,245. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $847,000. For the twelve months ended December 31, 2005, the discount amortized to interest expense was approximately $8,000. By December 31, 2005 all but 156,816 of shares due to all conversions had been issued.

In the period January through December 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately one hundred twenty one (121) investors in the amount of $1,627,507. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 30,244,538 shares. During 2005, we issued approximately 25,065,372 of these shares pursuant to conversions under these agreements. The detachable warrants issued during 2005 were valued under a BlackScholes model and a debt discount of approximately $500,000 was recorded and added to paid in capital. During 2005, the debt discount related to the value of the warrants and amortized to interest was approximately $465,000. In addition, a beneficial conversion value was recognized as additional debt discount and paid in capital was added in the amount of approximately $910,000. For the year ended December 31, 2005, the debt discount related to the beneficial conversion feature of the security and amortized to interest expense was approximately $860,000.

ITEM 6.                              PLAN OF OPERATION

We are a developmentstage technology company focused on providing service assurance systems products and services for network operators in the telecommunications industry. Our target customers are telecom operators and cable operators worldwide. We focus specifically on voice services over traditional circuitswitched and managed IP networks.

Through our whollyowned subsidiary, QoVox Corporation, we design, develop and sell an active voice quality test system, capable of monitoring and providing analytical/statistical data that characterizes the connectivity and measurement of voice quality across communications networks. We are working on tools and techniques for networkwide fault identification, isolation and troubleshooting.

Communication service providers, such as telecom operators and cable operators, are challenged to deliver highquality voice services, at the lowest cost, over managed IP infrastructures and interworking with traditional circuitswitched networks. To do this effectively, service providers must monitor and measure their voice service offering, proactively detect problems and resolve them quickly and costeffectively, ideally before their customers experience any problem or service degradation. Additionally, if customers do report service problems, operators must be able to effectively identify the cause and fix the problem. QoVox provides the systems (products) and services to address these challenges.

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

VoIP service providers include local and long distance telephone companies, such as SBC, Verizon, Bellsouth, Qwest, Sprint, AT&T, MCI and others; cable multiservice operators (MSOs) such as Cablevision, Comcast, Cox, Rogers, Time Warner Cable and others; and emerging service providers, such as Vonage and others.

In November 2004, Frost & Sullivan reported the VoIP Monitoring market in 2004 was $50 million. The VoIP Monitoring market is estimated by Frost & Sullivan to reach $89 million for 2005. By 2008, the VoIP Monitoring market is forecasted to reach $297 million, representing a 56% compounded annual growth rate from 2004 through 2008.

Business Challenge Driving Demand for New Tools and Services

Enterprise and residential customers expect and demand that their voice services are high quality and are offered at the lowest possible cost. To meet these expectations, communication service providers must save significant capital costs and operating expenses through deploying and operating next generation networks. These next generation networks utilize packet switching technology that is different from the traditional circuitswitched networks. Some service operators expect to save between 40% to 50% of their capital and operating expenditures.

Service providers are deploying and operating these next generation networks today, often interworking with traditional circuitswitched networks. Service providers need tools and services, like those QoVox offers, to report statistically and analytically the performance of their service and to isolate, diagnose and fix problems. Many service providers who have limited experience in managing these emerging networking technologies are focused today on deployment and need help to report on the service performance and to identify and troubleshoot problems. To deploy and operate these networks and services, service providers must buy tools and develop new expertise to deploy, operate and manage these new networks and services. This is the business opportunity that QoVox targets.

We believe the QoVox systems and services enable service providers to proactively depict their voice services and to detect and pinpoint network problems. These problems may be repaired effectively; thus, minimizing the number and extent of incidences of customers experiencing loss of service or poor voice quality.

Business Objectives

We expect to be among the global leaders in developing and selling systems and services for service assurance of next generation networks and services.

Our goal is to be the leading supplier of active voice quality test systems within two years. Thus, we have an immediate business focus on winning deals, installing our systems and delivering our services. There are three important elements to achieve this:

We need to commercialize our services offerings.
We need to build our sales and support channel.
We need to expand our R&D capability to further enhance the current product family.

We plan to continue to design, build and offer additional, innovative products and other important services to address business opportunities associated with the deployment and management of next generation networks and services. We see this specifically in the areas of fault isolation and troubleshooting, security and revenue assurance. Additionally, we intend to extend beyond VoIP, into other emerging technologies, like video over IP, IPTV, and other multimedia services.

Current Situation

QoVoxs Network Assurance System , consisting of hardware and software, actively makes calls between various points across communication networks and correlates and reports the results of these call campaigns on a centralized server. We can operate the system on the behalf of our customers, or our customer can operate the system.

We commenced sales of the Network Assurance System in the second quarter of 2004, shipped the first evaluation system on July 29, 2004, and received our first revenue in December 2004.

We have been conducting one field trial with Time Warner Cable, a large cable operator and another with Sprint, a large telecom operator. Our products are installed in multiple points throughout their networks and we have been actively characterizing the connectivity and measuring the voice quality across portions of these networks. These field trials have convinced us we have a differentiated product capability and valueadded services offerings. These differentiators are: we provide a combination of hardware, software and services; we provide active 24/7 monitoring and testing, other competitors provide only passive testing when there is a report of voice quality or call failure; we can integrate across both the current Public Switched Telephone Network (PSTN) and the next generation network or VoIP; and we can replicate call testing. QoVox views the services capabilities it plans to develop as a significant valueadd to customers and a significant potential enhancement to our revenue model.

QoVox has its office in Raleigh, North Carolina. At present, QoVox has two inhouse sales representatives.

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

QoVox plans to develop its business first in the U.S. and Canada, and then extend into Asia and Europe.

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

QoVox will pursue the following strategy to achieve our business objectives:

Provide tools and systems to manage the quality of service and security of next generation networks and services; Develop, partner and acquire technologies to offer the broadest suite of integrated tools and systems for monitoring and providing analytical/statistical data that characterizing service performance, isolating and diagnosing problems and optimizing performance.

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

Partner with selected system integrators to facilitate the easy installation and customization of QoVox system into the customers operating environment and workflow. In addition, system integrators are expected to be a source of leads, referrals and support our sales efforts.

Product Development

QoVox has products and services that help service providers deploy and manage voice services.

Our products are deployed throughout the service providers network. Our products check that calls can be connected properly across these network and measure the voice quality between various points in the network.

QoVoxs flagship product, the Network Assurance System, is comprised of an array of Network Access Probes (called NAPs), that are distributed throughout a customers communication network, and a Central Server, that controls and receives information from the distributed Network Access Probes. The Network Access Probes autonomously originate and terminate telephone calls and perform various tests and measurements across the network. QoVoxs central server is a proprietary network data acquisition system that continuously collects and compiles the results of the Network Access Probe activities. When network faults are detected, the QoVox system alerts our field engineers (when we provide extended services) or the customers network operator.

Our product development initiatives focus on fault isolation and reporting and alerting methodologies. We believe our existing product and operational experience enable us to be among the leaders in the field of fault isolation and troubleshooting.

We expect to expand the range of Network Access Probe types and functions as needed to enable sales in new markets.

We will continue to develop new products and to enhance and maintain existing products. The new products will be in the following areas of interest and opportunity:

Fault Isolation and Troubleshooting
Security
Performance Optimization
Revenue Assurance
Routing Management

Services Offering

At present, QoVox operates a Network Operations Center in Raleigh, NC, for a small number of network operators.

QoVox plans to provide and sell valueadded services to operate customers network and service management systems for a subscription fee on an ongoing basis. On an agreed periodic schedule, QoVox will execute a test campaign, collect and analyze the test results and will produce a test report characterizing the network and service health. QoVox will identify and diagnose detected functional or performance problems.

Marketing and Sales

QoVox plans to develop a global sales and support channel, comprised of:

direct QoVox sales representatives, sales engineers and support specialists;
a network of specialized manufacturers representatives (MR) and valueadded distributors; and
a small number of operational support system vendors, equipment manufacturers and system integrators who will provide referrals or resell the QoVox products and services.

In the next two years, QoVox expects to fully develop the sales and support channel:

in the U.S. and Canada, covering Tier 1 and Tier 2 wireline and mobile telecom operators and the Top 25 cable operators;
in western and eastern Europe; and
in Japan, China, Korea and India.

In the subsequent years, QoVox expects to develop the sales and support channel:

in South and Central America, with an emphasis on Mexico and Brazil;
across the rest of Asia; and
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

Competition

There are a number of competitors in the VoIP Monitoring business. Agilent Technologies is the current market leader, as reported by Frost & Sullivan. We believe Agilent Technologies struggles to provide product enhancements but continue to capitalize on its early entry into this market. We believe that the eventual market leader is as of yet undetermined. Several suppliers are aggressively pursuing this business opportunity. Many competitors target the enterprise or large corporate customers; we target these as well as telecommunications service providers.

There are three elements of our competitive differentiation.

First, there are two basic techniques for monitoring the voice quality; many competitors have adopted passive techniques; we have adopted active techniques. We provide an active test solution. This means that we proactively and continuously make calls between various points in the networks. We can schedule and automate test campaigns that are repeated at specified time interval to verify the connectivity and assess voice quality throughout the service providers network. In contrast, many of our competitors only provide passive test solutions, which monitor actual user traffic only. Passive voice quality techniques have the following disadvantages:

They cannot replicate call scenarios or situations.
They cannot compare test results for the same test campaigns run at different times.
They can only detect a problem at the same time a user experiences the problem.

We believe service providers need solutions that combine the benefits of active and passive techniques for comprehensive service management. We know that service providers need active testing solutions to proactively detect problems, to thoroughly characterize their service offering to reliably verify the service has been fixed once a problem is isolated and to resolve and enhance customer services and the customers experience with this new form of telecommunications

The second way we differentiate ourselves from many competitors is that we directly measure the voice service quality across traditional and next generation networks, according to the international standard (The International Telecommunication Union (ITU) standard for speech quality).

Finally, we offer both products and services. We believe at this time we are the only supplier to provide this combined offering in this market segment. We see a significant customer need to develop and utilize operational expertise in managing these next generation networks and services. We prepare performance reports, and we identify, isolate and troubleshoot problems on the behalf of or along side our service provider customers.

ShortTerm Milestones

We have identified six milestones that we believe are important indications that we are on track to achieve our shortterm business goals.

First, the sales cycle for these types of systems solutions is often 1215 months, from the start of the vendor selection to the customer acceptance of the installed system. With the early phases of the two field trials completed, we are now seeking orders from these companies, as we work with them to plan their deployment and operation. We anticipate orders in the second quarter of 2006. These contracts typically require systems to be deployed in numerous sites across the service providers network; therefore, the time to install the systems can be significant. We anticipate revenue recognition by midyear 2006.

Second, we anticipate more field trials in various telecom and service providers throughout the industry and we expect this to increase once we have developed our sales channel. These are important evaluations and a critical phase in the sales cycle. If successful, they generally lead to the purchase and deployment of the system. We anticipate starting a couple of field trials with leading cable and telecom operators each quarter beginning in 2006.

Third, over the next few months, we expect to commercialize our service offerings through the receipt of initial firm orders from Tier 2 cable VoIP providers.

Fourth, we are seeking additional funding sources. We intend to build out our marketing and sales organization and to extend our expertise into new system tools and system techniques for fault isolation and troubleshooting and for new technologies, like IPTV. We currently plan to raise additional capital to fund these initiatives.

Fifth, we plan to build our global sales and support organization. If we successfully raise the working capital, we expect to recruit and hire sales and support engineers by the later part of the first quarter of calendar 2006. We plan to put in place teams of sales representatives and sales engineers. We expect to sign agreements with specialized manufacturers representatives and distributors worldwide. We will seek global reseller agreements with other leading solution providers and systems integrators.

Sixth, we want to build our market awareness. We want to create a greater industry presence. We have engaged in meetings and presentations with several market research analysts and journalists that cover the IP Telephony industry. These are organizations like the Yankee Group, Frost & Sullivan, OSS Observer and IDC, who analyze and report on trends in markets and technologies. These are important to technology companies as they publish reports and white papers that validate and differentiate solutions providers and they help companies gain traction with those who buy or recommend communication products and services. Their recommendations influence the buying decisions within the markets that they cover.

CasCommunications

We own 40% of CasCommunications, an inactive development stage entity. We do not expect CasCommunications to generate any revenue in 2006.

Liquidity and Capital Resources

Current cash on hand and projected cash on hand is inadequate to execute our plan of operation. We continue to seek additional financing through the offering and sale of our securities in order to satisfy our immediate and shortterm cash needs. Given the losses incurred to date and the lack of substantial revenue generated, we have little or no access to conventional debt markets. Funding to support both short and midterm requirements for product development and launch will be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from customer revenue in the future. The Company expects significant revenue in the second half of 2006. However, until the Companys products generate significant revenue from a customer, future cash flows cannot be meaningfully projected.

In the period January through December 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately one hundred twenty one (121) investors in the amount of $1,627,507. These funds were used to fund operations during 2005.

Since December 31, 2005 we issued the following subscription agreements and associated warrants:
Date of Issuance	Purchaser	Number of Securities	Type of Securities	Cash Consideration	Price per Share	Attached Warrants	Warrant Strike Price	Warrant Expiration Date
1/4/2006	Jerry VanDenBos	3,333,333	Common Stock	$100,000	$0.030	833,333	$0.060	1/22/2008
1/10/2006	Ralph C. Townsend	714,285	Common Stock	$25,000	$0.035	178,571	$0.070	1/22/2008
1/13/2006	E. James Grip	285,714	Common Stock	$10,000	$0.035	71,429	$0.070	1/22/2008
1/18/2006	Michael Obzud	285,714	Common Stock	$10,000	$0.035	71,429	$0.070	1/22/2008
1/31/2006	Charles Starks	142,857	Common Stock	$5,000	$0.035	35,714	$0.070	2/1/2008
2/6/2006	Craig Econopouly	285,714	Common Stock	$10,000	$0.035	71,429	$0.070	2/5/2008
2/6/2006	John Econopouly	28,571	Common Stock	$1,000	$0.035	7,143	$0.070	2/5/2008
2/10/2006	Raymond Imperial	285,714	Common Stock	$10,000	$0.035	71,429	$0.070	2/9/2008
2/24/2006	Charles Mandracchia	666,666	Common Stock	$20,000	$0.030	166,667	$0.060	2/23/2008
2/24/2006	Joseph R. White	666,666	Common Stock	$20,000	$0.030	166,667	$0.060	2/23/2008
2/28/2006	Fergus Coyle	250,000	Common Stock	$10,000	$0.040	62,500	$0.080	2/27/2008
3/1/2006	Charles Hopper	1,428,571	Common Stock	$50,000	$0.035	357,143	$0.070	2/28/2008
3/2/2006	Mark D. Williams	857,142	Common Stock	$30,000	$0.035	214,286	$0.070	3/1/2008
3/10/2006	Angel Valentin	125,000	Common Stock	$5,000	$0.040	31,250	$0.080	3/9/2008
3/10/2006	Jeff Zenoniani	125,000	Common Stock	$5,000	$0.040	31,250	$0.080	3/9/2008
3/17/2006	Chiam Slomivc	250,000	Common Stock	$10,000	$0.040	62,500	$0.080	3/16/2008
3/24/2006	Raymond Imperial	142,857	Common Stock	$5,000	$0.035	35,714	$0.070	3/23/2008
3/24/2006	Martin J. Hennessey	300,000	Common Stock	$10,500	$0.035	75,000	$0.070	3/23/2008
3/26/2006	Thad Daber	142,857	Common Stock	$5,000	$0.035	35,714	$0.070	3/25/2008
Total		10,316,662		$341,500		2,579,166

Since December 31, 2005 we issued 10,355,046 shares of restricted stock. We issued the following restricted stock pursuant to subscription agreements with the following:
Date	Issued in Name of	Number of Securities	Type of Securities	Cash Consideration
1/5/2006	James Currie	1,070,000	Common Stock	$53,500
1/5/2006	Jacob Murphy	200,000	Common Stock	$10,000
1/5/2006	Kevin Sims	666,000	Common Stock	$33,000
1/31/2006	Jerry VanDenBos	3,333,333	Common Stock	$100,000
1/31/2006	Ralph C. Townsend	714,285	Common Stock	$25,000
1/31/2006	Michael Obzud	285,714	Common Stock	$10,000
1/31/2006	James E. Grip	285,714	Common Stock	$10,000

Total		6,555,046		$241,500

In addition, we issued stock to the following individuals in exchange for amounts due them and reduced the accounts payable accordingly:
Date	Issued in Name of	Number of Securities	Type of Securities	Consideration
1/4/2006	Constantine Theodoropulos	600,000	Common Stock	$30,000
1/4/2006	William Mortimer	1,200,000	Common Stock	$60,000
1/4/2006	Mark P. McGrath	2,000,000	Common Stock	$100,000

Total		3,800,000		$190,000

There can be no assurance that we will be able to raise additional capital on acceptable terms or at all. If we are unable to raise additional capital, we would need to curtail or reduce some or all of our operations, and some or all of QoVoxs operations.

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

Revenue Recognition

The Company derives revenue from three primary sources: (1) system hardware component sales revenue, (2) software license revenue and (3) services and maintenance and right to use revenue, which include support, maintenance, right to use fees and consulting. Revenue on system hardware component sales is recognized upon delivery to, and acceptance by the customer. Software license revenue recognition is substantially governed by the provisions of Statement of Position No. 972, Software Revenue Recognition, (SOP 972) issued by the American Institute of Certified Public Accountants. The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (4) collection is probable and (5) vendorspecific objective evidence (VSOE) of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement.

Multiple Element Arrangements

The Company typically enters into arrangements with customers that include perpetual software licenses, system hardware, maintenance and right to use fees. Software licenses are sold on a per copy basis. Per copy licenses give customers the right to use a single copy of licensed software for exclusive use on the Companys system hardware. Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP No. 989. Under the residual method, the Company allocates and defers revenue for the undelivered elements, based on VSOE of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement is deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which the Company cannot establish VSOE, the Company will recognize the entire arrangement fees ratably over the maintenance and support term.

System hardware is hardware that is installed at a customer site for the purpose of the utilizing the licensed software and as such, does not qualify as a separately deliverable element. The timing of revenue recognition from the sale of system hardware is therefore dependent upon the recognition of revenue for the related software licenses.

Maintenance and right to use fees include updates (unspecified product upgrades and enhancements) on a whenandifavailable basis, telephone support and bug fixes or patches and maintenance of the systems hardware, which would include repairs or replacement as necessary. VSOE of fair value for maintenance and right to use fees is based upon stated annual renewal rates. Maintenance and right to use fees revenue is recognized ratably over the maintenance and right to use term.

Revenue Recognition Criteria

The Company defines revenue recognition criteria as follows:

Persuasive Evidence of an Arrangement Exists. It is the Companys customary practice to have a purchase order prior to recognizing revenue on an arrangement.

Delivery has Occurred. The Companys software and systems hardware are physically delivered and installed at its customers site. The Company considers delivery complete when the software and system hardware products have been installed and the testing phase completed. The Company defers all the revenue until the testing phase had been completed and the Company receives customer acceptance.

The Vendors Fee is Fixed or Determinable. The Companys customary payment terms are generally within 30 days after the invoice date.

Collection is Probable. Due to a lack of customer history upon which a judgment could be made as to the collectibilty of a particular receivable, revenue is currently recognized upon receipt of payment assuming all other conditions of the sale have been met.

Cost of Revenue

Cost of revenue includes costs related to user license, systems hardware and maintenance and right to use fees revenue. Cost of user license revenue includes material, packaging, shipping and other production costs and thirdparty royalties. Cost of systems hardware includes the cost of goods sold and installation costs. Cost of maintenance and right to use fees and consulting fees include related personnel costs, and hardware repair costs. Thirdparty consultant fees are also included in cost of services.

Inventory

The Companys inventory is stated at the lower of cost or market value. Cost is determined using the firstin, firstout method. Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations.

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

Software development costs

Statement of Financial Accounting Standard (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. In 2004, certain costs were incurred subsequent to the establishment of technological feasibility and prior to the readiness of general release. These expenses were immaterial in nature and in total and therefore not capitalized.

Fair value of financial instruments

The carrying value of cash, notes receivable, accounts payable and accrued expenses and notes payable approximate fair value because of the relatively short maturity of these instruments.

Stockbased compensation

The Company follows guidance provided in SFAS No. 123, Accounting for StockBased Compensation, which encourages companies to recognize expense for stockbased awards based on their estimated fair value on the grant date. SFAS No. 123 permits companies to account for stockbased compensation based on provisions prescribed in SFAS No. 123 or based on the authoritative guidance in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company uses the fair value method of SFAS No. 123 to account for all stock options including those issued to employees.

Income Taxes

The Company, a Ccorporation, accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, startup costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

Consolidation of Variable Interest Entities

In January 2003 and revised December 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, requires consolidation by business enterprises of variable interest entities, as defined, when certain conditions are met. Pursuant to FIN No. 46, the Company continues to consolidate CASCommunications, Inc.

Accounting for Convertible Notes

During 2004 the Company issued convertible debt securities with nondetachable and automatic conversion features. During 2005 the Company issued convertible debt securities with nondetachable and automatic conversion features and with detachable warrants. The note holders have the right to have the notes converted into a number of shares of the Companys Common Stock at conversion prices ranging $0.033 to $0.12 per share.  The conversion prices on all the convertible notes issued in 2004 and most issued in 2005 were in the money on the date of the agreement resulting in a beneficial conversion feature. The note proceeds are allocated to the warrants and the beneficial conversion feature based on the relative fair values. The Company computes the fair value of the warrants using a BlackScholes model. The Company computes the fair value of the beneficial conversion feature and the warrants based on the intrinsic method that computes the difference between the conversion price and the fair market price of the Companys stock on the date of the agreement. The Company records the fair value of the beneficial conversion feature as an increase to paid in capital and a debt discount. The debt discount is amortized over the period between the date of the agreement and the automatic conversion date. The amortized debt discount is recorded as interest expense.

Risk Factors

Business Risks

Early Stage Development Company; Profitability Uncertain. Since our inception, we have been principally engaged in product and business development activities for our network monitoring system. Our technology demonstration programs with certain IP telephony service providers, including Sprint and Time Warner Cable, confirm the QoVox Network Assurance Systems performance and value to the communications industry. We believe that our initial demonstration and evaluation programs with certain carriers support the performance and efficacy of our system and will result in longterm implementation agreements. However, we can not assure you that commercial viability will be demonstrated for the QoVox Network Assurance Systems, or that other competitive network monitoring solutions will not be chosen as alternatives to our QoVox solutions. Should competitor products displace our products in the market, our prospects for profitability may not be realized.

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to December 31, 2005, we generated less than $100,000 in total revenue. We have a cumulative net loss of approximately $34 million since inception through December 31, 2005. These losses are principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. We expect our net losses to continue, and we do not know if or when we will reach profitability.

Dependence Upon Distributor Acceptance. Our sales for the foreseeable future are expected to come from Internet telephony service providers and telecommunications network equipment OEMs. We expect that carriers will integrate our product into services they offer to their aggregated subscriber base. We expect OEMs will incorporate the QoVox Network Assurance Systems into their products once QoVoxs Active Monitoring System becomes a network monitoring option. We can not assure you that we will receive orders from our prospective distribution partners sufficient to provide cash from operations in amounts required to sustain profitable operations. Additionally, we can not assure you that our products will be adopted at the rate we forecast. Any decrease in the adoption rate could adversely affect our performance.

Sales and Distribution. We now have dedicated sales and marketing personnel. Our larger potential competitors have stronger brand name recognition and significant sales and marketing infrastructures.

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

Dependence on Product Requirements of Customers. Our success will depend significantly on our ability to develop and introduce, on a timely basis, advanced network assurance products and systems that meet the needs of our customers. If we are unable to design, develop and introduce competitive products on a timely basis, our results of operations will be adversely affected.

Competition. Our potential network access competitors include, but are not limited to, major network equipment manufacturers such as Agilent Technologies, Empirex, MinaCom, and Radcom. Our competitors may have substantially greater research and development, marketing, financial, technological, personnel and managerial resources than we.

Industry Risks. We depend on the willingness of telecommunications carriers and internet service providers to purchase our products and services. A slowdown in the telecommunication or networking industries would adversely affect our ability to find partners and prospective customers. Segments of the telecommunications industry have experienced significant business downturns characterized by decreased product demand, price erosion, work slowdowns and layoffs. Our operations may in the future experience substantial fluctuations as a consequence of general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending.

Selling Price/Manufacturing Cost Reduction. We assume that our selling price per unit of product will be reduced over time as production is increased and target unit manufacturing costs are achieved. Selling price reduction and cost reductions are necessary to improve unit priceperformance ratios and remain competitive. We can not assure you that we will successfully achieve target cost goals. Furthermore, our product costs may not be competitive with other commercially available network monitoring technologies.

Management of Growth. Our further development, and our goal to transition into a profitable goingconcern, will require additional management as well as improved operational and financial systems. In addition, to achieve broader market acceptance, we will need to expand our marketing and sales staff, our employee base and the scope of our operations, all of which will require additional personnel and associated costs. We can not assure you that we will successfully manage such transition or the expansion of our operations, and our failure to do so could have an adverse effect on our Company. In general, our business plan calls for significant growth over the next five years. Our failure to manage our growth effectively could have a material adverse effect on our business, financial condition and operating results.

Technological Risks

Products Fail to Perform. We have operated our network demonstration systems on live client network conditions. We designed our technology to operate consistent with telephony standards, but we cannot assure you that our products will work uniformly over the entire range of network conditions. While our network monitoring tools are based on wellknown and robust microelectronics components, we have limited commercial experience with our products. Accordingly, we lack information on maintenance and returns that might result from less than expected product performance.

Technological Obsolescence. Network monitoring and performance assurance technology is rapidly evolving and highly competitive. We can not assure you that our research and product development efforts will remain uptodate given research efforts and technological activities of others, including initiatives and activities of governments, major research facilities and other corporations, nearly all of which enjoy far greater resources than we do.

Intellectual Property Risks. We do not own any patents. We rely primarily on trade secret laws, copyright law, unfair competition law and confidentiality agreements to protect our intellectual property. Our lack of ownership of patents, together with the trend toward litigation regarding patent and other intellectual property rights in the telecommunications and networking industries, mean that litigation by third parties is a possibility. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products or services. Any litigation regarding patents or other intellectual property could be costly and timeconsuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us, or at all. In addition, third parties may infringe our intellectual property, and we may expend significant resources enforcing our rights or suffer competitive injury.

Regulatory Risks

Regulatory Environment. The regulatory environment for the telecommunications industry has been undergoing liberalization at varying paces and with differing objectives, and in certain markets has been subject to political interference. For the most part, we believe that there will be increasing motivation on the part of regulators to set the regulatory framework for rapid deployment and use of Next Generation Network services. While it is unlikely, we could face regulatory risks.

Financing Risks

Need for Additional Financing; Dilution . We must raise working capital from private and public sources and prospectively from corporate alliances to fund our operations to the point of being selffunding. Should we fail to raise the necessary funding at the levels planned, we may be required to scale back or cease operations. We will be required to seek additional financing in the future. We can not assure you that adequate additional financing, on acceptable terms or at all, will be available when needed, or that future financing would not further dilute shareholders interests. In addition, as a result of our inability to generate sufficient cash flow, we have historically issued stock and options to our executives, employees and consultants in lieu of cash compensation. Additional dilution to our shareholders interests may occur.

ITEM 7.                              FINANCIAL STATEMENTS

INDEX

DATAMEG CORPORATION AND SUBSIDIARIES (A Development Stage Enterprise)

Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

CONTENTS

Report of Independent Registered Public Accounting Firm
Balance sheets
Statements of operations
Statements of stockholders equity (deficit)
Statements of cash flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS

DATAMEG CORPORATION (A DEVELOPMENT STAGE ENTERPRISE),

Boston, MA

We have audited the accompanying consolidated balance sheets of DATAMEG CORPORATION AND SUBSIDIARIES, (a development stage enterprise), (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companys internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DATAMEG CORPORATION AND SUBSIDIARIES, as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note S to the financial statements, the Company has suffered a significant loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters also are described in Note S. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fitzgerald, Snyder & Co., P.C.

McLean, Virginia

April 17, 2006

Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Balance Sheets

		December 31,	December 31
		2004	2005

ASSETS

CURRENT ASSETS:
Cash	$		$6,872

Accounts receivable, net		50	7,100

Inventory		116,407	159,788
Total current assets		116,457	173,760

PROPERTY AND EQUIPMENT, net		40,242	91,718

OTHER ASSETS:

Goodwill		206,746	206,746
Prepaid expenses		16,867	1,187
Deposits		7,218	7,218
Total other assets		230,831	215,151

Total assets		$387,530	$480,629

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES:
Capital lease obligation		$8,302	$8,302
Promissory notes		1,214,138	1,364,873
Accounts payable and accrued expenses		1,284,633	1,229,599
Accrued compensation		1,596,013	1,469,827
Due to stockholders and officers		84,626	56,760
Convertible promissory notes, net of amortization		20,837	284,510
Convertible subordinated debentures		20,000	20,000
Deferred revenue		9,456	7,343
Liability for stock to be issued		1,488,463	279,263
Total current liabilities		5,726,468	4,720,477

Total liabilities		5,726,468	4,720,477

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY		(67,939)	(67,939)

STOCKHOLDERS EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; none and 10,000,000 shares authorized;
none issued or outstanding at December 31, 2004 and December 31, 2005, respectively
Common stock, $.01 par value; 340,000,000 shares authorized and
252,086,074 shares issued and outstanding at December 31, 2004; Common stock, $.0001 par value, 493,000,000 shares authorized at April 27, 2005
(recapitalized date) and December 31, 2005; 330,458,313 shares issued
and outstanding at December 31, 2005		2,520,861	33,047
Common stock subscriptions receivable		(420,056)	(469,556)
Additional paidin capital		17,144,573	25,523,996
Treasury stock		(75,392)
Stock options		3,029,050	4,750,667
Deferred compensation
Accumulated (deficit) during development stage		(27,470,035)	(34,010,063)
Total stockholders equity (deficit)		(5,270,999)	(4,171,909)

Total liabilities and stockholders equity (deficit)		$387,530	$480,629

The accompanying notes are an integral part of these consolidated financial statements.
Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the year	For the year	Cumulative
	ended	ended	from inception
	December 31,	December 31,	(January 13, 1999) to
	2004	2005	December 31, 2005

REVENUE
Hardware and software sales	$39,459	$32,481	$71,940
Maintenance and support fees	1,891	13,021	14,912
Consulting fee income	4,750	0	4,750
Total Revenue	46,100	45,502	91,602

COST OF REVENUES	23,980	42,662	66,642
Gross Profit	22,120	2,840	24,960

OPERATING EXPENSES:
General and administrative	4,688,389	3,989,750	22,649,916
Selling and marketing	2,139,103	127,214	2,266,317
Research and development	1,491,660	913,974	6,116,134
Total operating expenses	8,319,152	5,030,938	31,032,367

Loss from operations	(8,297,032)	(5,028,098)	(31,007,407)

OTHER INCOME (EXPENSES):
Interest income	0	0	225
Interest expense	(1,005,932)	(1,511,942)	(2,845,739)
Loss on acquisition fee	0	0	(123,950)
Loss on disposal of property and equipment	0	0	(1,459)
Gain on disposal of property and equipment	25	12	37
Loss on impairment of patents	0	0	(127,274)
Gain (loss) on litigation	0	0	(159,240)
Realized gains on sale of securities	0	0	8,530
Total other income (expenses)	(1,005,907)	(1,511,930)	(3,248,870)

LOSS BEFORE BENEFIT FOR INCOME
TAXES AND MINORITY INTEREST	(9,302,939)	(6,540,028)	(34,256,277)

Benefit for income taxes	0	0	0

LOSS BEFORE MINORITY INTEREST	(9,302,939)	(6,540,028)	(34,256,277)

MINORITY INTEREST	0	0	246,214

NET LOSS	(9,302,939)	$(6,540,028)	$(34,010,063)

Net loss per common share
(basic and diluted)	(.04)	$(.02)	$(.25)

Weighted average number of common
shares outstanding	234,978,056	296,809,896	137,636,812

The accompanying notes are an integral part of these consolidated financial statements.

DATAMEG CORPORATION AND SUBSIDIARIES

(A Development Stage Enterprise)

Consolidated Statements of Stockholders Equity (Deficit)

			Common
			Stock
	Price Per		Shares	Common
	Share		Outstanding	Stock

Balance, January 13, 1999				$

January 13, 1999 stock issued for services at fair value to Benson, Phillips, Cairns		$0.00	27,420,529	274,205
January 29, 1999 stock issued for cash		$0.35	138,546	1,386
February 12, 1999 stock issued for cash		$0.35	190,501	1,905
February 17, 1999 stock issued for cash		$0.35	43,296	433
March 1, 1999 stock issued for cash		$0.35	127,000	1,270
March 2, 1999 stock issued for cash		$0.35	28,864	289
March 17, 1999 stock issued for cash		$0.35	43,296	433
March 19, 1999 stock issued for cash		$0.35	43,296	433
April 2, 1999 stock issued for cash		$0.35	101,023	1,010
April 9, 1999 stock issued for cash		$0.35	42,141	421
April 13, 1999 stock issued for cash		$0.35	14,432	144
April 14, 1999 stock issued for cash		$0.35	9,236	92
April 15, 1999 stock issued for cash		$0.35	57,727	577
April 16, 1999 stock issued for cash		$0.35	28,864	289
April 23, 1999 stock issued for cash		$0.35	187,614	1,876
April 26, 1999 stock issued for services at fair value Driscoll		$0.35	28,864	289
May 3, 1999 stock issued for cash		$0.35	101,023	1,010
July 19, 1999 stock issued for cash		$0.46	75,958	760
July 26, 1999 stock issued for cash		$0.46	21,703	217
July 30, 1999 stock issued for services at fair value BarrHaneau		$0.35	21,648	216
July 30, 1999 stock issued for services at fair value Titus	$		28,864	289
August 2, 1999 stock issued for cash		$0.46	21,706	217
August 4, 1999 stock issued for cash		$0.46	23,091	231
August 10, 1999 stock issued for cash		$0.46	28,864	289
August 23, 1999 stock issued for cash		$0.46	52,737	529
August 24, 1999 stock issued for cash		$0.46	43,734	437
September 13, 1999 stock issued for cash		$0.46	57,727	577
September 17, 1999 stock issued for cash		$0.46	237,430	2,374
October 15, 1999 stock issued for cash		$0.46	17,318	173
October 21, 1999 stock issued for cash		$0.46	86,808	868
October 22, 1999 stock issued for cash		$0.46	111,333	1,113
October 25, 1999 stock issued for cash		$0.46	119,478	1,195
October 26, 1999 stock issued for cash		$0.46	36,080	361
November 5, 1999 stock issued for cash		$0.46	43,405	434
November 5, 1999 stock issued for cash		$10.00	100	1
November 9, 1999 stock issued for cash		$10.05	995	10
November 18, 1999 stock issued for cash		$10.05	995	10
November 23, 1999 stock issued for cash		$10.06	11,406	114
December 3, 1999 stock issued for cash		$10.05	1,194	12
December 7, 1999 stock issued for cash		$10.05	2,488	25
December 16, 1999 stock issued for cash		$10.05	398	4
December 17, 1999 stock issued for cash		$10.05	995	10
December 31, 1999 stock issued for cash		$10.05	995	10
December 31, 1999 adjust stock issued for cash	$		141
Net loss (comprehensive net loss)
Balance, December 31, 1999			29,653,843	$296,538

January 3, 2000 stock issued for cash		$10.05	1,991	20
January 14, 2000 stock issued for cash		$5.02	4,977	50
January 14, 2000 stock issued for services at fair value Infocall		$5.02	3,981	40
February 9, 2000 stock issued for cash		$10.05	1,991	20
February 10, 2000 stock issued for cash		$10.05	1,493	15
February 14, 2000 stock issued for cash		$10.04	498	5
February 15, 2000 stock issued for cash		$10.05	995	10
February 22, 2000 stock issued for cash		$10.05	5,424	54
February 25, 2000 stock issued for cash		$10.05	1,294	13
February 28, 2000 stock issued for cash		$10.05	1,692	17
February 29, 2000 stock issued for cash		$10.05	1,991	20
March 2, 2000 stock issued for cash		$10.05	597	6
March 7, 2000 stock issued for cash		$10.05	199	2
March 8, 2000 stock issued for cash		$10.05	13,138	131
March 10, 2000 stock issued for cash		$10.05	995	10
March 13, 2000 stock issued for cash		$10.05	995	10
March 16, 2000 stock issued for cash		$10.05	995	10
March 20, 2000 stock issued for cash		$10.05	2,389	24
March 23, 2000 stock issued for cash		$10.05	199	2
March 24, 2000 stock issued for cash		$10.05	3,981	40
March 29, 2000 stock issued for cash		$10.05	995	10
March 30, 2000 stock issued for cash		$10.05	995	10
April 19, 2000 stock issued for cash		$10.05	995	10
April 27, 2000 stock issued for cash		$10.05	1,891	19
May 10, 2000 stock issued for cash		$10.05	995	10
May 12, 2000 stock issued for cash		$10.05	16,920	169
May 19, 2000 stock issued for cash		$10.05	2,030	20
June 19, 2000 stock issued for cash		$10.05	2,986	30
June 21, 2000 stock issued for cash		$10.05	4,180	42
June 30, 2000 adjust stock issued for cash		$20.00	1,660	17
June 30, 2000 adjust stock issued for cash		$20.00	(4,620)	(31)
July 1, 2000 adjust stock issued for cash (Driscoll)		$0.69	(14,500)
July 1, 2000 adjust stock issued for cash(Wallet)		$3.88	(3,093)
August 18, 2000 share exchange adjustment	$		(14,467)	(350)
August 18, 2000 stock issued as part of merger Viola Group		$0.00	3,300,007	33,000
August 18, 2000 stock options granted and exercised for services at fair value Clever		$2.42	25,000	250
August 18, 2000 stock options granted and exercised for subscription receivable Benson	$		93,750	937
August 18, 2000 stock options granted and exercised for subscription receivable, Phillips	$		93,750	937
August 18, 2000 stock options granted and exercised for subscriptions receivable Cairns	$		32,500	325
August 22, 2000 stock options granted at fair value Kaiser
October 1, 2000 payment of subscription receivable for services at fair value Clever
October 1, 2000 payment of subscription receivable for services at fair value Benson
October 23, 2000 stock options granted and exercised for services at fair value Clever		$2.25	25,000	250
October 30, 2000 stock options granted and exercised for services at fair value Benson		$2.90	93,750	938
October 30, 2000 stock options granted and exercised for services at fair value Phillips		$4.60	93,750	937
October 30, 2000 stock options granted and exercised for services at fair value Cairns		$2.92	32,500	325
November 14, 2000 stock issued services at fair value Infocall		$1.91	990,000	9,900
November 28, 2000 stock issued for services at fair value Net Connection Corp		$2.71	340,000	3,400
November 28, 2000 stock issued for services at fair value Clever		$2.25	25,000	250
November 28, 2000 stock issued for services at fair value Dodrill		$2.56	40,000	400
November 28, 2000 stock issued for services at fair value Richfield		$2.56	20,000	200
November 28, 2000 share exchange adjustment (Benson, Phillips, Cairns, miscellaneous)			$117,180	1,186
December 20, 2000 stock options granted at fair value Adams
December 21, 2000 conversion of debentures		$2.50	38,000	380
December 21, 2000 stock options granted, exercised and issued (3rd Round Investors)		$0.09	174,590	1,746
December 21, 2000 stock options granted at fair value Rivero
December 31, 2000 stock options granted at fair value Jacobs
December 31, 2000 stock options granted at fair value Royal
December 31, 2000 stock options granted at fair value Shewmaker
Net loss (comprehensive net loss)
Balance, December 31, 2000			35,235,402	$352,354

January 2, 2001 stock issued for services at fair value Net Connection Corp.		$2.84	340,000	3,400
January 29, 2001 stock issued for services at fair value Richfield		$3.00	30,000	300
January 29, 2001 stock issued for services at fair value Kolb		$1.56	200,000	2,000
January 29, 2001 stock issued for services at fair value Silvasy		$2.56	5,000	50
January 29, 2001 stock issued for services at fair value Young		$2.56	2,500	25
January 29, 2001 stock issued for services at fair value Adams		$2.56	5,000	50
January 29, 2001 stock issued for services at fair value Transmedia		$2.92	9,000	90
January 29, 2001 stock options exercised and issued for cash 3rd round investors		$0.10	27,993	280
January 29, 2001 stock issued for cash		$3.00	30,800	308
January 29, 2001 conversion of debentures		$2.50	8,000	80
March 29, 2001 stock options exercised and issued for cash 3rd round investors		$0.16	34,615	346
March 31, 2001 payment of subscription receivable for services at fair value Benson
March 31, 2001 payment of subscription receivable for services at fair value Phillips
March 31, 2001 payment of subscription receivable for services at fair value Cairns
March 31, 2001 adjust stock issued for cash			$(12)
April 4, 2001 stock issued for services at fair value Kolb		$2.16	50,000	500
April 4, 2001 stock issued for services at fair value Annis		$1.10	5,000	50
May 1, 2001 stock options granted at fair value Kaiser
May 4, 2001 stock issued for services at fair value Dove		$1.54	30,000	300
May 21, 2001 stock issued for services at fair value Dove		$0.83	30,000	300
May 21, 2001 stock issued for services at fair value Cairns		$1.22	32,500	325
June 5, 2001 stock issued for services at fair value Young		$0.83	5,000	50
June 5, 2001 stock issued for services at fair value Silvasy		$1.10	5,000	50
June 12, 2001 stock issued for services at fair value Kolb		$4.11	60,000	600
June 12, 2001 stock issued for services at fair value DeanDastvan		$0.60	20,000	200
June 12, 2001 adjust merger shares			2,508	25
June 25, 2001 stock issued for services at fair value Dove		$0.86	30,000	300
July 5, 2001 stock issued for services at fair value Young		$1.05	20,000	200
July 5, 2001 stock issued for services at fair value Silvasy		$1.17	30,000	300
July 5, 2001 stock issued for services at fair value McGrath		$0.69	10,000	100
July 12, 2001 stock issued for services at fair value DeanDastvan		$0.81	20,000	200
July 12, 2001 stock issued for services at fair value Annis		$2.54	10,000	100
July 25, 2001 stock issued for services at fair value Dove		$0.92	30,000	300
July 25, 2001 stock issued for services at fair value Kolb		$1.31	100,000	1,000
August 13, 2001 stock issued for services at fair value Dodrill		$0.66	10,515	105
August 13, 2001 stock issued for services at fair value Silvasy		$0.28	10,000	100
August 13, 2001 stock issued for services at fair value Young		$0.36	10,000	100
August 13, 2001 stock issued for services at fair value McGrath		$0.29	15,000	150
August 20, 2001 stock issued for services at fair value Net Connection Corp.		$0.49	150,000	1,500
August 23, 2001 stock issued for services at fair value Dodrill		$0.49	40,000	400
August 23, 2001 stock issued for services at fair value Hester		$0.38	40,000	400
August 23, 2001 stock issued for services at fair value DeVal		$0.39	40,000	400
August 23, 2001 stock issued for services at fair value Noser		$0.39	40,000	400
August 23, 2001 stock issued for services at fair value Aro		$0.39	40,000	400
August 23, 2001 stock issued for services at fair value Holzworth		$0.40	40,000	400
August 23, 2001 stock issued for services at fair value Silvasy		$0.33	5,000	50
August 23, 2001 stock issued for services at fair value Young		$0.35	5,000	50
August 23, 2001 stock issued for services at fair value McGrath		$0.32	10,000	100
October 1, 2001 stock issued for services at fair value DeVal		$0.16	30,000	300
October 1, 2001 stock issued for services at fair value Holzworth		$0.25	30,000	300
October 1, 2001 stock issued for services at fair value Hester		$0.37	30,000	300
October 1, 2001 stock issued for services at fair value Noser		$0.27	30,000	300
October 1, 2001 stock issued for services at fair value Silvasy		$0.28	5,000	50
October 1, 2001 stock issued for services at fair value Young		$0.30	5,000	50
October 1, 2001 stock issued for services at fair value DeanDastvan		$0.13	30,000	300
October 1, 2001 stock issued for services at fair value Dodrill		$0.26	40,000	400
October 1, 2001 stock issued for services at fair value Kolb		$0.40	30,000	300
October 1, 2001 stock options granted at fair value Dove
October 15, 2001 stock issued for services at fair value Hester		$0.26	250,000	2,500
October 15, 2001 stock issued for services at fair value DeanDastvan		$0.13	30,000	300
October 15, 2001 stock issued for services at fair value DeVal		$0.09	27,000	270
October 15, 2001 stock issued for services at fair value Noser		$0.16	27,000	270
October 15, 2001 stock issued for services at fair value Holzworth		$0.15	27,000	270
October 15, 2001 stock issued for services at fair value Dodrill		$0.34	50,000	500
November 5, 2001 stock issued for services at fair value Dove		$0.12	55,000	550
November 5, 2001 stock issued for services at fair value Adams		$0.25	12,000	120
November 5, 2001 stock issued for services at fair value Calver		$0.25	8,000	80
November 7, 2001 stock issued for services at fair value Hester		$0.16	250,000	2,500
November 7, 2001 stock issued for services at fair value Kolb		$0.14	30,000	300
December 6, 2001 stock issued for services at fair value Dodrill, Hester, Kolb, Dove)		$0.12	200,000	2,000
December 6, 2001 stock issued for services at fair value Hester		$0.12	500,000	5,000
December 6, 2001 stock issued for services at fair value Kolb		$0.09	40,000	400
December 6, 2001 stock issued for services at fair value Dove		$0.16	30,000	300
December 21, 2001 stock issued for deferred financing at fair value	$		1,500,000	15,000
December 21, 2001 stock issued for services at fair value Hester		$0.11	500,000	5,000
December 31, 2001 stock options expired (Rivero, Jacobs, Royal, Shewmaker)
Net loss (comprehensive net loss)
Balance, December 31, 2001			40,639,821	$406,398

January 2, 2002 financing fees recognized
January 7, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.		$0.08	500,000	5,000
January 9, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.		$0.07	430,000	4,300
February 1, 2002 stock issued for services at fair value Dodrill		$0.05	100,000	1,000
February 1, 2002 stock issued for services at fair value Dove		$0.03	100,000	1,000
February 1, 2002 stock issued for services at fair value Benson		$0.03	1,000,000	10,000
February 1, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.		$0.02	500,000	5,000
February 8, 2002 stock issued for services at fair value Kristoff		$0.03	100,000	1,000
February 14, 2002 stock issued for cash		$0.04	5,000,000	50,000
February 20, 2002 stock issued for services at fair value Dodrill		$0.06	100,000	1,000
March 6, 2002 stock issued for services at fair value DeanDastvan		$0.02	100,000	1,000
March 31, 2002 stock options granted at fair value Dove
April 23, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.		$0.02	1,000,000	10,000
May 1, 2002 stock issued for services at fair value DeanDastvan		$0.02	1,000,000	10,000
May 1, 2002 stock issued for services at fair value Dodrill		$0.01	400,000	4,000
May 1, 2002 stock issued for services at fair value Kristoff		$0.02	300,000	3,000
May 6, 2002 stock issued for services at fair value Orr		$0.02	500,000	5,000
May 7, 2002 stock issued for service at fair value Collins		$0.01	200,000	2,000
May 7, 2002 stock issued for service at fair value DeVal		$0.01	200,000	2,000
May 7, 2002 stock issued for service at fair value Holzworth		$0.03	200,000	2,000
May 20, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.		$0.03	15,000,000	150,000
May 21, 2002 stock issued for services at fair value Kristoff		$0.01	500,000	5,000
May 21, 2002 stock issued for services at fair value Kaiser		$0.02	200,000	2,000
May 28, 2002 stock options granted at fair value Gibson		$0.04
May 29, 2002 stock options granted at fair value Bragg
June 6, 2002 stock issued for services at fair value Ashley Associates		$0.03	2,500,000	25,000
June 12, 2002 stock options granted at fair value Erickson
June 13, 2002 stock options granted at fair value Tate
June 21, 2002 stock options granted at fair value Rugerro
June 30, 2002 stock warrants granted at fair value QAT
July 5, 2002 stock issued for services at fair value Galpern		$0.02	1,500,000	15,000
July 5, 2002 stock issued for services at fair value Sellars		$0.02	350,000	3,500
July 5, 2002 stock issued for services at fair value Cella		$0.02	350,000	3,500
July 12, 2002 stock options granted at fair value Tanzini
July 12, 2002 stock options granted at fair value Krishnan
July 31, 2002 stock issued for services at fair value Seymour		$0.02	300,000	3,000
August 18, 2002 adjust issuances to investor to satisfy litigation La Jolla Cove Investors
August 19, 2002 stock issued to satisfy litigation with investor at fair value La Jolla Cove Investors		$0.01	5,000,000	50,000
August 19, 2002 stock issued to satisfy note payable litigation at fair value North Atlantic Partners		$0.03	3,272,727	32,727
August 19, 2002 stock issued for services at fair value DeanDastvan		$0.01	1,000,000	10,000
August 19, 2002 stock issued for services at fair value Dodrill		$0.01	1,000,000	10,000
August 19, 2002 stock issued for cash		$0.01	5,500,000	55,000
August 21, 2002 stock warrants granted to investor (La Jolla Cove Investors)		$0.01
August 22, 2002 stock options expired Kaiser
August 22, 2002 stock options granted at fair value Kaiser
August 29, 2002 stock options granted at fair value Erickson
September 12, 2002 stock issued for services at fair value BJG Holdings		$0.03	600,000	6,000
September 30, 2002 stock warrants granted at fair value QAT
October 9, 2002 stock issued for services at fair value Adam			$400,000	4,000
October 9, 2002 stock issued for services at fair value Mottayaw			$400,000	4,000
October 9, 2002 stock issued for services at fair value Ference			$1,600,000	16,000
October 9, 2002 stock issued for services at fair value Erickson			$300,000	3,000
October 9, 2002 stock issued for services at fair value Noser			$300,000	3,000
October 9, 2002 stock issued for services at fair value Hester			$600,000	6,000
October 16, 2002 stock issued for cash		$0.01	1,339,286	13,392
October 18, 2002 stock issued for cash		$0.02	921,659	9,217
October 18, 2002 adjust stock warrant grant to investor (La Jolla Cove Investors)
October 23, 2002 stock issued for service at fair value Kaiser			$650,000	6,500
October 23, 2002 stock warrants exercised and issued		$0.00	250,000	2,500
October 23, 2002 stock issued for cash		$0.02	921,659	9,217
October 25, 2002 stock issued for services at fair value Benson		$0.01	6,000,000	60,000
October 30, 2002 stock warrants exercised and issued		$0.00	1,500,000	15,000
November 5, 2002 stock issued for cash		$0.01	2,000,000	20,000
November 6, 2002 stock issued for cash		$0.01	904,977	9,050
November 6, 2002 stock warrants exercised and issued		$0.00	500,000	5,000
November 8, 2002 stock issued for cash	$		132,836	1,329
November 12, 2002 stock options granted at fair value PMR
November 18, 2002 stock warrants exercised and issued		$0.00	1,568,182	15,682
November 19, 2002 stock warrants exercised and issued		$0.00	500,000	5,000
November 21, 2002 stock warrants exercised and issued		$0.00	2,000,000	20,000
November 25, 2002 stock issued for services at fair value PMR Group		$0.01	7,000,000	70,000
December 4, 2002 stock warrants granted to investor (La Jolla Cove Investors)
December 9, 2002 stock issued for cash		$0.01	2,000,000	20,000
December 11, 2002 stock warrants exercised and issued		$0.00	2,000,000	20,000
December 17, 2002 stock options granted at fair value Noser
December 17, 2002 stock options granted at fair value Adam
December 17, 2002 stock options granted at fair value Mottayaw
December 17, 2002 stock options granted at fair value Dickman
December 17, 2002 stock options granted at fair value McVey
December 19, 2002 stock warrants exercised and issued		$0.00	1,680,843	16,808
December 31, 2002 adjust stock warrants exercised
December 31, 2002 writeoff deferred financing costs
December 31, 2002 stock warrants granted at fair value QAT
December 31, 2002 stock options expired
Net loss (comprehensive net loss)
Balance, December 31, 2002			124,911,990	$1,249,120

January 1, 2003 stock options granted at fair value PTR Group
January 6, 2003 stock issued for services at fair value Benson		$0.04	4,000,000	40,000
January 1, 2003 stock issued for cash		$0.01	1,000,000	10,000
January 7, 2003 stock issued in lieu of accounts payable at fair value La Jolla Cove Investors, Inc.		$0.01	5,000,000	50,000
January 14, 2003 stock issued in lieu of accounts payable at fair value La Jolla Cove Investors, Inc.		$0.01	5,000,000	50,000
January 31, 2003 stock issued for services at fair value Dodrill		$0.02	3,000,000	30,000
January 31, 2003 stock issued for services at fair value Dove		$0.02	3,000,000	30,000
January 31, 2003 stock options exercised and issued		$0.04	3,000,000	30,000
February 3, 2003 stock issued for services at fair value Dickman		$0.02	100,000	1,000
February 3, 2003 stock issued for services at fair value Adam		$0.02	200,000	2,000
February 3, 2003 stock issued for services at fair value Mottayaw		$0.02	200,000	2,000
February 3, 2003 stock issued for cash		$0.01	1,688,000	16,880
February 4, 2003 stock options exercised and issued		$0.01	928,571	9,286
February 4, 2003 stock issued for cash		$0.01	928,571	9,286
February 5, 2003 Stock issued for services at fair value VanSchaik		$0.02	200,000	2,000
February 5, 2003 Stock issued for cash		$0.01	1,428,571	14,286
February 7, 2003 stock issued for services at fair value Brantley		$0.02	3,000,000	30,000
February 10, 2003 stock issued for services at fair value Collins		$0.02	775,000	7,750
February 10, 2003 stock issued for services at fair value McVey		$0.02	200,000	2,000
February 12, 2003 stock issued for services at fair value Yes, International		$0.02	200,000	2,000
February 14, 2003 stock issued for services at fair value Silvasy		$0.07	330,000	3,300
February 21, 2003 stock issued for cash			750,000	7,500

February 26, 2003 stock issued for services at fair value Bevins		$0.02	10,000,000	100,000
March 7, 2003 stock options granted at fair value QAT
March 12, 2003 Stock issued in partial satisfaction of note payable at fair value Coldwater Capital		$0.02	3,272,727	32,727
March 12, 2003 stock issued for cash		$0.01	423,077	4,230
March 31, 2003 deferred stock compensation earned
March 31, 2003 stock warrants granted at fair value QAT
April 1, 2003 consilidates subsidiary sale of additional shares
April 22, 2003 stock options granted for services at fair value QAT
April 22. 2003 stock options granted for services at fair value Gordon
May 7, 2003 stock issued for cash			$750,000	7,500
May 20, 2003 conversion of debentures		$0.17	28,837	288
May 30, 2003 stock options exercised		$0.01	750,000	7,500
June 5, 2003 stock warrants exercised			$5,000,000	50,000
June 6, 2003 10% stock dividend issued			13,999,900	140,000
June 9, 2003 stock warrants granted for services at fair value Brantley
June 11, 2003 stock issued for cash		$0.10	3,083,333	30,833
June 11, 2003 stock options exercised Brantley		$0.03	1,266,667	12,667
June 11, 2003 stock options exercised Dickman		$0.05	105,000	1,050
June 11. 2003 stock options exercised Gibson		$0.05	30,000	300
June 11. 2003 stock options exercised McVey		$0.05	80,000	800
June 11. 2003 stock options exercised Brantley		$0.07	500,000	5,000
June 11. 2003 stock options exercised Noser		$0.05	105,000	1,050
June 11, 2003 stock options exercised Ruggero		$0.05	180,000	1,800
June 11, 2003 stock options exercised Tate		$0.05	150,000	1,500
June 11. 2003 stock issued for cash		$0.01	800,000	8,000
June 11, 2003 stock issued for services at fair value Noser		$0.17	300,000	3,000
June 13, 2003 purchase treasury stock
June 20, 2003 stock issued for services at fair value Yes, International		$0.11	2,500,000	25,000
June 30, 2003 stock warrants granted at fair value QAT
June 30, 2003 adjust stock issued for cash
July 9, 2003 stock options exercised and stock issued for services			2,900,000	29,000
July 16, 2003 stock options exercised in lieu of cash for at fair value Solnet Technologies		$0.05	450,000	4,500
July 16, 2003 stock options exercised Adam		$0.05	105,000	1,050
July 16, 2003 stock options exercised Mottayaw		$0.05	105,000	1,050
July 16, 2003 stock options exercised Tanzini		$0.05	200,000	2,000
July 16, 2003 stock options exercised in lieu of cash for at fair value Erickson		$0.05	325,000	3,250
July 16, 2003 stock issued for services at fair value Mottayaw		$0.12	400,000	4,000
July 16, 2003 stock issued for services at fair value Adam		$0.12	400,000	4,000
July 16, 2003 stock issued for services at fair value Erickson		$0.20	300,000	3,000
July 23, 2003 stock issued for cash		$0.11	750,000	7,500
July 23, 2003 stock issued for cash		$0.09	1,000,000	10,000
July 23, 2003 stock issued for cash		$0.06	4,166,000	41,660
August 15, 2003 stock options granted at fair value Polk
September 30, 2003 stock warrants granted at fair value QAT
September 30, 2003 adjust stock issued for cash
September 30, 2003 stock options issued for services at fair value Stroup
October 1, 2003 stock options granted at fair value Vuksich
October 3, 2003 adjust stock issued for cash
November 30, 2003 stock options granted for services at fair value Ference
December 1, 2003 stock options granted for services at fair value Stroup
December 16, 2003 stock issued for cash		$0.17	100,000	1,000
December 16, 2003 stock issued for cash		$0.17	90,000	900
December 16, 2003 stock and stock options issued for cash		$0.11	11,823,528	118,235
December 31, 2003 treasury stock activities		(250,000)	(2,500)
December 31, 2003 adjust stock issued for cash
Net Loss (Comprehensive Net Loss)
Balance December 31, 2003		226,029,772	$2,260,298

January 1, 2004 stock options issued for services as fair value Benson
January 7, 2004 stock options issued for services at fair value Polk
January 15, 2004 stock options issued for services at fair value Mitsunaga
January 27, 2004 stock issued for services at fair value AMT Management		250,000	2,500
January 29, 2004 stock subscription receivable payment received
February 2, 2004 stock options issued for services at fair value Giagtzis
February 12, 2004 stock options issued for services at fair value Gilberg
February 12, 2004 stock options issued for services at fair value Hershman
February 17, 2004 subscribed stock returned and cancelled Brantley		(1,784,874)	(17,849)
March 31, 2004 stock options issued for services at fair value Stroup
March 31, 2004 stock options issued for services at fair value Ference
March 31, 2004 stock options issued for services at fair Value Stroup
April 1, 2004 stock issued for stock subscription receivable	$0.17	2,941,176	29,412
June 30, 2004 beneficial conversion for agreements to issue convertible promissory notes April through June 2004
June 30, 2004 stock options issued for services at fair value Giagtzis
June 30, 2004 stock options issued for services at fair value Stroup
June 30, 2004 stock options issued for services at fair value Ference
July 23, 2004 stock options issued for services at fair value Ference
August 2, 2004 stock issued for services at fair value Benson	$0.13	5,000,000	50,000
August 5, 2004 stock issued for services at fair value Ference	$0.16	2,000,000	20,000
August 5, 2004 stock issued for services at fair value Dove	$0.14	3,000,000	30,000
August 6, 2004 stock issued for services at fair value Murphy	$0.11	5,000,000	50,000
August 13, 2004 stock issued for services at fair value Noser	$0.11	100,000	1,000
August 13, 2004 stock issued for services at fair value Erickson	$0.11	100,000	1,000
August 13, 2004 stock issued for services at fair value Van Cooney	$0.11	100,000	1,000
August 13, 2004 stock issued for services at fair value Fayette	$0.11	100,000	1,000
August 13, 2004 stock issued for services at fair value Schwartz	$0.11	100,000	1,000
August 13, 2004 stock issued for services at fair value Smith	$0.11	100,000	1,000
August 13, 2004 stock issued for services at fair value Adam	$0.11	100,000	1,000
August 13, 2004 stock issued for services at fair value Mottayaw	$0.11	100,000	1,000
September 14, 2004 stock issued for services at fair value VanSchaik	$0.11	100,000	1,000
September 30, 2004 stock options issued for services at fair value Ference

September 30, 2004 stock options issued for services at fair value Adam
September 30, 2004 stock options issued for services at fair value Erickson
September 30, 2004 stock options issued for services at fair value Erickson
September 30, 2004 stock options issued for services at fair value Fayette
September 30, 2004 stock options issued for services at fair value Fayette
September 30, 2004 stock options issued for services at fair value Holzworth
September 30, 2004 stock options issued for services at fair value Holzworth
September 30, 2004 stock options issued for services at fair value Krishnan/Solnet
September 30, 2004 stock options issued for services at fair value Krishnan/Solnet
September 30, 2004 stock options issued for services at fair value Mottayaw
September 30, 2004 stock options issued for services at fair value Noser
September 30, 2004 stock options issued for services at fair value Noser
September 30, 2004 stock options issued for services at fair value Ruggero
September 30, 2004 stock options issued for services at fair value Ruggero
September 30, 2004 stock options issued for services at fair value Schwartz
September 30, 2004 stock options issued for services at fair value Schwartz
September 30, 2004 stock options issued for services at fair value Smith
September 30, 2004 stock options issued for services at fair value Smith
September 30, 2004 stock options issued for services at fair value Van Cooney/MRE
September 30, 2004 stock options issued for services at fair value Van Cooney/MRE
September 30, 2004 stock options issued for services at fair value Van Schaik/AT Soft
September 30, 2004 stock options issued for services at fair value Van Schaik/AT Soft
September 30, 2004 beneficial conversion for agreements to issue convertible promissory notes July through September 2004
October 29, 2004 stock issued for services at fair value Purohit	$0.07	1,000,000	10,000
October 29, 2004 stock issued for services at fair value Hester	$0.15	7,000,000	70,000
November 2, 2004 stock issued upon conversion of convertible promissory note Hughes	$0.03	750,000	7,500
November 17, 2004 stock options issued for services at fair value Purohit
November 23, 2004 stock options issued for services at fair value McGrath
December 31, 2004 beneficial conversion of agreements to issue convertible promissory notes October through December 2004
December 31, 2004 stock options issued for services at fair value Ference
December 31, 2004 stock options issued for services at fair value Erickson
December 31, 2004 stock options issued for services at fair value Fayette
December 31, 2004 stock options issued for services at fair value Holzworth

December 31, 2004 stock options issued for services at fair value Krishnan/Solnet
December 31, 2004 stock options issued for services at fair value Noser
December 31, 2004 stock options issued for services at fair value Ruggero
December 31, 2004 stock options issued for services at fair value Schwartz
December 31, 2004 stock options issued for services at fair value Smith
December 31, 2004 stock options issued for services at fair value Van Cooney/MRE
December 31, 2004 stock options issued for services at fair value Van Schaik/AT Soft

Net Loss (Comprehensive Net Loss)
Balance December 31, 2004		252,086,074	2,520,861

January 11, 2005 stock issued for services at fair value Hester/ Omni Solutions	$0.18
December 31, 2004 stock options issued for services at fair value Noser
December 31, 2004 stock options issued for services at fair value Ruggero
December 31, 2004 stock options issued for services at fair value Schwartz
December 31, 2004 stock options issued for services at fair value Smith
December 31, 2004 stock options issued for services at fair value Van Cooney/MRE
December 31, 2004 stock options issued for services at fair value Van Schaik/AT Soft

January 11, 2005 stock issued for services at fair value Hester/Omni Solutions	$ 0.18	1,750,000	17,500
January 11, 2005 stock issued for services at fair value Hester/Omni Solutions	$ 0.07	5,000,000	50,000
January 25, 2005 stock issued for services at fair value McGrath	$ 0.06	1,000,000	10,000
January 25, 2005 stock issued upon conversion of convertible promissory notes Jan 05 including 1MM shares McGrath	$ 0.04	19,530,033	195,300
January 28, 2005 stock options issued for services at fair value James Currie
February 7, 2005 stock issued upon conversion of convertible promissory notes Feb. 05	$ 0.07	2,538,500	25,385
March 7, 2005 stock issued upon conversion of convertible promissory notes Tocci	$ 0.05	200,000	2,000

March 16, 2005 stock issued upon conversion of convertible promissory notes Mar. 05	$ 0.05	5,025,000	50,250
March 22, 2005 stock option exercised Noser		100,000	1,000
March 28, 2005 stock issued upon conversion of convertible promissory notes Mar. 05	$ 0.05	4,200,000	42,000
March 31, 2005 beneficial conversion of Q1 convertible notes
March 31, 2005 temp adjustment to convertible notes for funds received in 2Q
March 31, 2005 warrants related to 1Q convertible notes
March 31, 2005 stock options vested in 1Q
April 1, 2005 adj. for reincorporation change in par value to .001			(2,885,153)
April 15, 2005 stock issued for services at fair value Purohit	$ 0.10	350,000	35
April 17, 2005 stock options issued for services at fair value Benson
April 17, 2005 stock options issued for services at fair value Murphy
April 20, 2005 stock issued for services at fair value Ference	$ 0.13	1,770,000	177
April 20, 2005 stock issued for services at fair value Ference	$ 0.15	500,000	50
April 20, 2005 stock issued for services at fair value Adam	$ 0.11	160,000	16
April 20, 2005 stock issued for services at fair value Van Schaik	$ 0.11	160,000	16
April 20, 2005 stock issued for services at fair value Mottayaw	$ 0.11	160,000	16
April 27, 2005 stock options issued for services at fair value McGrath
May 19, 2005 stock issued for services at fair value Krishnan	$ 0.11	100,000	10
May 19, 2005 stock issued for services at fair value Ruggero	$ 0.11	100,000	10
May 19, 2005 stock issued for services at fair value Noser	$ 0.09	160,000	16
May 19, 2005 stock issued for services at fair value Van Cooney	$ 0.09	160,000	16
May 19, 2005 stock issued for services at fair value Schwartz	$ 0.09	160,000	16
May 31, 2005 stock option exercised Ruggero		100,000	10
June 29, 2005 cancellation of treasury stock
June 1, 2005 stock options issued for services at fair value Theodoropulos
June 30, 2005 stock issued on conversion of 2Q convertible notes	$ 0.05	6,216,141	622
June 30, 2005 beneficial conversion of 2Q convertible notes
June 30, 2005 warrants related to 2Q convertible notes
June 30, 2005 reverse temp adjustment to convertible notes funds received for 1Q notes
June 30, 2005 temp adjustment to convertible notes for funds received in 3Q
June 30, 2005 stock issued pending funding
June 30, 2005 reclass stock subscription receivable Henderson
June 30, 2005 stock options vested in 2Q
July 13, 2005 stock issued for services at fair value Theodoropulos	$ 0.06	1,000,000	100
July 22, 2005 stock options issued for services at fair value Noser
July 22, 2005 stock options issued for services at fair value Adam
July 22, 2005 stock options issued for services at fair value Mottayaw
July 22, 2005 stock options issued for services at fair value Van Schaik
August 1, 2005 stock issued on conversion of convertible note Sims	$ 0.05	225,000	23
August 22, 2005 stock options issued for services at fair value Kirwan
August 22, 2005 stock options issued for services at fair value Kirwan
August 25, 2005 stock options issued for services at fair value Currie
September 22, 2005 stock options issued for services at fair value Murphy
September 22, 2005 stock options issued for services at fair value Green
September 30, 2005 reverse temp adjustment to convertible notes funds received for 2Q notes
September 30, 2005 stock options vested 3Q
September 30, 2005 stock issued on conversion of 3Q convertible notes	$ 0.05	9,824,231	982
September 30, 2005 beneficial conversion of 3Q convertible notes
September 30, 2005 warrants related to 3Q convertible notes
September 30, 2005 adjustment to value of stock options Murphy & McGrath
September 30, 2005 cancellation of Treasury Stock		(260,000)	(26)
October 12, 2005 stock issued for services at fair value Davidson	$ 0.05	500,000	50
October 12, 2005 stock issued for services at fair value Mortimer	$ 0.05	14,000,000	1,400
October 20, 2005 stock issued for cash		2,000,000	200
November 10, 2005 stock options issued for services at fair value Rogers
November 10, 2005 stock options issued for services at fair value Wisinger
November 10, 2005 stock options issued for services at fair value Bryant
November 15, 2005 stock options issued for services at fair value Polk
November 17, 2005 stock issued for services at fair value Flannigan	$ 0.04	150,000	15
December 5, 2005 stock issued for cash Currie	$ 0.06	416,667	42
December 5, 2005 stock issued for cash K&S Sims	$ 0.06	416,667	42
December 5, 2005 stock issued for cash K&H Sims	$ 0.05	660,000	66
December 31, 2005 beneficial conversion of 4Q convertible notes
December 31, 2005 warrants related to 4Q convertible notes
December 31, 2005 stock options vested 4Q
Net Loss (Comprehensive Net Loss)
Balance December 31, 2005		330,458,313	33,047

The accompanying notes are an integral part of these consolidated financial statements.

		Common		Common				Deficit
		Stock	Common	Stock options				Accumulated During
	Additional	Subscriptions	Stock	Granted and	Deferred	Treasury	Deferred	Development
	Paidin Capital	Receivable	Warrants	not exercised	Compensation	Stock	Financing Costs	Stage

Balance, January 13, 1999	$	$	$	$	$	$	$	$

January 13, 1999 stock issued for services at fair value to Benson, Phillips, Cairns	(179,205)	(31,300)
January 29, 1999 stock issued for cash	46,614
February 12, 1999 stock issued for cash	64,095
February 17, 1999 stock issued for cash	14,567
March 1, 1999 stock issued for cash	42,730
March 2, 1999 stock issued for cash	9,711
March 17, 1999 stock issued for cash	14,567
March 19, 1999 stock issued for cash	14,567
April 2, 1999 stock issued for cash	33,990
April 9, 1999 stock issued for cash	14,179
April 13, 1999 stock issued for cash	4,856
April 14, 1999 stock issued for cash	3,158
April 15, 1999 stock issued for cash	19,423
April 16, 1999 stock issued for cash	9,711
April 23, 1999 stock issued for cash	63,124
April 26, 1999 stock issued for services at fair value Driscoll	9,711
May 3, 1999 stock issued for cash	33,990
July 19, 1999 stock issued for cash	34,240
July 26, 1999 stock issued for cash	9,783
July 30, 1999 stock issued for services at fair value BarrHaneau	7,284
July 30, 1999 stock issued for services at fair value Titus	(289)
August 2, 1999 stock issued for cash	9,783
August 4, 1999 stock issued for cash	10,309
August 10, 1999 stock issued for cash	13,011
August 23, 1999 stock issued for cash	23,773
August 24, 1999 stock issued for cash	19,714
September 13, 1999 stock issued for cash	26,023
September 17, 1999 stock issued for cash	107,031
October 15, 1999 stock issued for cash	7,807
October 21, 1999 stock issued for cash	39,132
October 22, 1999 stock issued for cash	50,187
October 25, 1999 stock issued for cash	53,859
October 26, 1999 stock issued for cash	16,264
November 5, 1999 stock issued for cash	19,566
November 5, 1999 stock issued for cash	999
November 9, 1999 stock issued for cash	9,990
November 18, 1999 stock issued for cash	9,990
November 23, 1999 stock issued for cash	114,686
December 3, 1999 stock issued for cash	11,988
December 7, 1999 stock issued for cash	24,975
December 16, 1999 stock issued for cash	3,996
December 17, 1999 stock issued for cash	9,990
December 31, 1999 stock issued for cash	9,990
December 31, 1999 adjust stock issued for cash
Net loss (comprehensive net loss)								(1,046,928)
Balance, December 31, 1999	$863,869	$(31,300)	$	$	$	$	$	$(1,046,928)

January 3, 2000 stock issued for cash	19,980
January 14, 2000 stock issued for cash	24,950
January 14, 2000 stock issued for services at fair value Infocall	19,960
February 9, 2000 stock issued for cash	19,980
February 10, 2000 stock issued for cash	14,985
February 14, 2000 stock issued for cash	4,995
February 15, 2000 stock issued for cash	9,990
February 22, 2000 stock issued for cash	54,446
February 25, 2000 stock issued for cash	12,987
February 28, 2000 stock issued for cash	16,983
February 29, 2000 stock issued for cash	19,980
March 2, 2000 stock issued for cash	5,994
March 7, 2000 stock issued for cash	1,998
March 8, 2000 stock issued for cash	131,869
March 10, 2000 stock issued for cash	9,990
March 13, 2000 stock issued for cash	9,990
March 16, 2000 stock issued for cash	9,990
March 20, 2000 stock issued for cash	23,976
March 23, 2000 stock issued for cash	1,998
March 24, 2000 stock issued for cash	39,960
March 29, 2000 stock issued for cash	9,990
March 30, 2000 stock issued for cash	9,990
April 19, 2000 stock issued for cash	9,990
April 27, 2000 stock issued for cash	18,981
May 10, 2000 stock issued for cash	9,990
May 12, 2000 stock issued for cash	169,831
May 19, 2000 stock issued for cash	20,380
June 19, 2000 stock issued for cash	29,972
June 21, 2000 stock issued for cash	41,958
June 30, 2000 adjust stock issued for cash	33,183
June 30, 2000 adjust stock issued for cash	(92,370)
July 1, 2000 adjust stock issued for cash (Driscoll)	(10,000)
July 1, 2000 adjust stock issued for cash (Wallet)	(12,000)
August 18, 2000 share exchange adjustment	350
August 18, 2000 stock issued as part of merger Viola Group	(28,900)
August 18, 2000 stock options granted and exercised for services at fair value Clever	60,500	(250)
August 18, 2000 stock options granted and exercised for subscription receivable Benson	308,438	(309,375)
August 18, 2000 stock options granted and exercised for subscription receivable, Phillips	308,438	(309,375)
August 18, 2000 stock options granted and exercised for subscriptions receivable Cairns	106,925	(107,250)
August 22, 2000 stock options granted at fair value Kaiser				45,420
October 1, 2000 payment of subscription receivable for services at fair value Clever		250
October 1, 2000 payment of subscription receivable for services at fair value Benson		31,300
October 23, 2000 stock options granted and exercised for services at fair value Clever	56,000
October 30, 2000 stock options granted and exercised for services at fair value Benson	308,436	37638
October 30, 2000 stock options granted and exercised for services at fair value Phillips	308,438	121,885
October 30, 2000 stock options granted and exercised for services at fair value Cairns	106,925	(12,243)
November 14, 2000 stock issued services at fair value Infocall	1,883,475
November 28, 2000 stock issued for services at fair value Net Connection Corp	917,643
November 28, 2000 stock issued for services at fair value Clever	56,000
November 28, 2000 stock issued for services at fair value Dodrill	102,080
November 28, 2000 stock issued for services at fair value Richfield	51,040
November 28, 2000 share exchange adjustment (Benson, Phillips, Cairns, miscellaneous)	(1,186)
December 20, 2000 stock options granted at fair value Adams				255,246
December 21, 2000 conversion of debentures	94,610
December 21, 2000 stock options granted, exercised and issued (3rd Round Investors)	15,713	(2,255)
December 21, 2000 stock options granted at fair value Rivero				3,870
December 31, 2000 stock options granted at fair value Jacobs				2,153
December 31, 2000 stock options granted at fair value Royal				6,413
December 31, 2000 stock options granted at fair value Shewmaker				13,496
Net loss (comprehensive net loss)								(6,957,807)
Balance, December 31, 2000	$6,213,690	$(656,251)	$	$326,598	$	$	$	$(8,004,735)

January 2, 2001 stock issued for services at fair value Net Connection Corp.	963,016
January 29, 2001 stock issued for services at fair value Richfield	89,700
January 29, 2001 stock issued for services at fair value Kolb	563,164				(253,864)
January 29, 2001 stock issued for services at fair value Silvasy	12,760
January 29, 2001 stock issued for services at fair value Young	6,380
January 29, 2001 stock issued for services at fair value Adams	12,760
January 29, 2001 stock issued for services at fair value Transmedia	26,203
January 29, 2001 stock options exercised and issued for cash 3rd round investors	2,520
January 29, 2001 stock issued for cash	92,092
January 29, 2001 conversion of debentures	19,920
March 29, 2001 stock options exercised and issued for cash 3rd round investors	3,115	2,198
March 31, 2001 payment of subscription receivable for services at fair value Benson		347,014
March 31, 2001 payment of subscription receivable for services at fair value Phillips		119,493
March 31, 2001 payment of subscription receivable for services at fair value Cairns		187,490
March 31, 2001 adjust stock issued for cash
April 4, 2001 stock issued for services at fair value Kolb	107,618
April 4, 2001 stock issued for services at fair value Annis	5,458
May 1, 2001 stock options granted at fair value Kaiser				30,974
May 4, 2001 stock issued for services at fair value Dove	45,774
May 21, 2001 stock issued for services at fair value Dove	24,618
May 21, 2001 stock issued for services at fair value Cairns	39,456
June 5, 2001 stock issued for services at fair value Young	4,110
June 5, 2001 stock issued for services at fair value Silvasy	5,460
June 12, 2001 stock issued for services at fair value Kolb	41,328				204,860
June 12, 2001 stock issued for services at fair value DeanDastvan	11,889
June 12, 2001 adjust merger shares	(25)
June 25, 2001 stock issued for services at fair value Dove	32,162				(6,653)
July 5, 2001 stock issued for services at fair value Young	20,899
July 5, 2001 stock issued for services at fair value Silvasy	34,901
July 5, 2001 stock issued for services at fair value McGrath	6,780
July 12, 2001 stock issued for services at fair value DeanDastvan	16,032
July 12, 2001 stock issued for services at fair value Annis	25,267
July 25, 2001 stock issued for services at fair value Dove	20,569				6,653
July 25, 2001 stock issued for services at fair value Kolb	80,635				49,004
August 13, 2001 stock issued for services at fair value Dodrill	6,866
August 13, 2001 stock issued for services at fair value Silvasy	2,660
August 13, 2001 stock issued for services at fair value Young	3,480
August 13, 2001 stock issued for services at fair value McGrath	4,165
August 20, 2001 stock issued for services at fair value Net Connection Corp.	72,450
August 23, 2001 stock issued for services at fair value Dodrill	19,280
August 23, 2001 stock issued for services at fair value Hester	14,760
August 23, 2001 stock issued for services at fair value DeVal	15,355
August 23, 2001 stock issued for services at fair value Noser	15,371
August 23, 2001 stock issued for services at fair value Aro	15,374
August 23, 2001 stock issued for services at fair value Holzworth	15,412
August 23, 2001 stock issued for services at fair value Silvasy	1,585
August 23, 2001 stock issued for services at fair value Young	1,690
August 23, 2001 stock issued for services at fair value McGrath	3,060
October 1, 2001 stock issued for services at fair value DeVal	4,633
October 1, 2001 stock issued for services at fair value Holzworth	7,245
October 1, 2001 stock issued for services at fair value Hester	10,771
October 1, 2001 stock issued for services at fair value Noser	7,937
October 1, 2001 stock issued for services at fair value Silvasy	1,330
October 1, 2001 stock issued for services at fair value Young	1,440
October 1, 2001 stock issued for services at fair value DeanDastvan	3,480
October 1, 2001 stock issued for services at fair value Dodrill	10,160
October 1, 2001 stock issued for services at fair value Kolb	11,576
October 1, 2001 stock options granted at fair value Dove				58,278
October 15, 2001 stock issued for services at fair value Hester	62,007
October 15, 2001 stock issued for services at fair value DeanDastvan	3,480
October 15, 2001 stock issued for services at fair value DeVal	2,106
October 15, 2001 stock issued for services at fair value Noser	4,004
October 15, 2001 stock issued for services at fair value Holzworth	3,803
October 15, 2001 stock issued for services at fair value Dodrill	16,525
November 5, 2001 stock issued for services at fair value Dove	6,190
November 5, 2001 stock issued for services at fair value Adams	2,880
November 5, 2001 stock issued for services at fair value Calver	1,920
November 7, 2001 stock issued for services at fair value Hester	37,248
November 7, 2001 stock issued for services at fair value Kolb	3,912
December 6, 2001 stock issued for services at fair value Dodrill, Hester, Kolb, Dove)	22,301
December 6, 2001 stock issued for services at fair value Hester	55,655
December 6, 2001 stock issued for services at fair value Kolb	3,069
December 6, 2001 stock issued for services at fair value Dove	4,500
December 21, 2001 stock issued for deferred financing at fair value	125,250						(140,250)
December 21, 2001 stock issued for services at fair value Hester	50,655
December 31, 2001 stock options expired (Rivero, Jacobs, Royal, Shewmaker)	25,932			(25,932)
Net loss (comprehensive net loss)								(2,806,599)
Balance, December 31, 2001	$9,209,768	$(56)	$	$389,918	$	$	$(140,250)	$(10,811,334)

January 2, 2002 financing fees recognized	93,500
January 7, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	33,648
January 9, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	26,745
February 1, 2002 stock issued for services at fair value Dodrill	4,100
February 1, 2002 stock issued for services at fair value Dove	2,000
February 1, 2002 stock issued for services at fair value Benson	20,000
February 1, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	3,964
February 8, 2002 stock issued for services at fair value Kristoff	2,000
February 14, 2002 stock issued for cash	142,500
February 20, 2002 stock issued for services at fair value Dodrill	5,000
March 6, 2002 stock issued for services at fair value DeanDastvan	1,069
March 31, 2002 stock options granted at fair value Dove	21,192
April 23, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	8,792
May 1, 2002 stock issued for services at fair value DeanDastvan	6,842
May 1, 2002 stock issued for services at fair value Dodrill	(1,000)
May 1, 2002 stock issued for services at fair value Kristoff	3,000
May 6, 2002 stock issued for services at fair value Orr	6,250
May 7, 2002 stock issued for service at fair value Collins	206
May 7, 2002 stock issued for service at fair value DeVal	(240)
May 7, 2002 stock issued for service at fair value Holzworth	3,011
May 20, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	255,000
May 21, 2002 stock issued for services at fair value Kristoff
May 21, 2002 stock issued for services at fair value Kaiser	1,000
May 28, 2002 stock options granted at fair value Gibson	1,276
May 29, 2002 stock options granted at fair value Bragg	1,383
June 6, 2002 stock issued for services at fair value Ashley Associates	50,000
June 12, 2002 stock options granted at fair value Erickson	813
June 13, 2002 stock options granted at fair value Tate	975
June 21, 2002 stock options granted at fair value Rugerro	1,170
June 30, 2002 stock warrants granted at fair value QAT	8,900
July 5, 2002 stock issued for services at fair value Galpern	15,000
July 5, 2002 stock issued for services at fair value Sellars	3,500
July 5, 2002 stock issued for services at fair value Cella	3,500
July 12, 2002 stock options granted at fair value Tanzini	1,300
July 12, 2002 stock options granted at fair value Krishnan	2,925
July 31, 2002 stock issued for services at fair value Seymour	3,000
August 18, 2002 adjust issuances to investor to satisfy litigation La Jolla Cove Investors	(142,388)
August 19, 2002 stock issued to satisfy litigation with investor at fair value La Jolla Cove Investors	(4,000)
August 19, 2002 stock issued to satisfy note payable litigation at fair value North Atlantic Partners	52,469
August 19, 2002 stock issued for services at fair value DeanDastvan
August 19, 2002 stock issued for services at fair value Dodrill
August 19, 2002 stock issued for cash
August 21, 2002 stock warrants granted to investor (La Jolla Cove Investors)	50,000
August 22, 2002 stock options expired Kaiser	76,394	(76,394)
August 22, 2002 stock options granted at fair value Kaiser	8,784
August 29, 2002 stock options granted at fair value Erickson	1,300
September 12, 2002 stock issued for services at fair value BJG Holdings	12,000
September 30, 2002 stock warrants granted at fair value QAT	8,900
October 9, 2002 stock issued for services at fair value Adam	(4,000)
October 9, 2002 stock issued for services at fair value Mottayaw	(4,000)
October 9, 2002 stock issued for services at fair value Ference	(16,000)
October 9, 2002 stock issued for services at fair value Erickson	(3,000)
October 9, 2002 stock issued for services at fair value Noser	(3,000)
October 9, 2002 stock issued for services at fair value Hester	(6,000)
October 16, 2002 stock issued for cash	1,606
October 18, 2002 stock issued for cash	10,029
October 18, 2002 adjust stock warrant grant to investor (La Jolla Cove Investors)	25,000
October 23, 2002 stock issued for service at fair value Kaiser	(6,500)
October 23, 2002 stock warrants exercised and issued	(466)	(1,876)
October 23, 2002 stock issued for cash	10,783
October 25, 2002 stock issued for services at fair value Benson	21,000
October 30, 2002 stock warrants exercised and issued	(2,794)	(11,250)
November 5, 2002 stock issued for cash	(5,000)
November 6, 2002 stock issued for cash	950
November 6, 2002 stock warrants exercised and issued	(931)	(3,750)
November 8, 2002 stock issued for cash	(1,329)
November 12, 2002 stock options granted at fair value PMR	38,100
November 18, 2002 stock warrants exercised and issued	(2,921)	(11,761)
November 19, 2002 stock warrants exercised and issued	(931)	(3,750)
November 21, 2002 stock warrants exercised and issued	(3,725)	(15,000)
November 25, 2002 stock issued for services at fair value PMR Group	56,000	(47,400)
December 4, 2002 stock warrants granted to investor (La Jolla Cove Investors)	25,000
December 9, 2002 stock issued for cash	(5,000)
December 11, 2002 stock warrants exercised and issued	(3,725)	(15,000)
December 17, 2002 stock options granted at fair value Noser	1,869
December 17, 2002 stock options granted at fair value Adam	1,869
December 17, 2002 stock options granted at fair value Mottayaw	1,869
December 17, 2002 stock options granted at fair value Dickman	1,869
December 17, 2002 stock options granted at fair value McVey	1,424
December 19, 2002 stock warrants exercised and issued	(3,131)	(12,606)
December 31, 2002 adjust stock warrants exercised	(7)
December 31, 2002 writeoff deferred financing costs	46,750
December 31, 2002 stock warrants granted at fair value QAT	8,900
December 31, 2002 stock options expired	255,246	(255,246)
Net loss (comprehensive net loss)	(2,907,352)
Balance, December 31, 2002	$10,086,291	$(56)	$25,000	$173,096	$(47,400)	$	$	$(13,718,686)

January 1, 2003 stock options granted at fair value PTR Group	12,000
January 6, 2003 stock issued for services at fair value Benson	120,000
January 1, 2003 stock issued for cash	(1,705)
January 7, 2003 stock issued in lieu of accounts payable at fair value La Jolla Cove Investor, Inc.
January 14, 2003 stock issued in lieu of accounts payable at fair value La Jolla Cove Investor, Inc.
January 31, 2003 stock issued for services at fair value Dodrill	15,000
January 31, 2003 stock issued for services at fair value Dove	42,296
January 31, 2003 stock options exercised and issued	46,100	(38,100)
February 3, 2003 stock issued for services at fair value Dickman	1,000
February 3, 2003 stock issued for services at fair value Adam	2,000
February 3, 2003 stock issued for services at fair value Mottayaw	2,000
February 3, 2003 stock issued for cash	(2,878)
February 4, 2003 stock options exercised and issued	914
February 4, 2003 stock issued for cash	(1,583)
February 5, 2003 Stock issued for services at fair value Van Schaik	2,000
February 5, 2003 Stock issued for cash	2,214
February 7, 2003 stock issued for services at fair value Brantley	30,000
February 10, 2003 stock issued for services at fair value Collins	8,455
February 10, 2003 stock issued for services at fair value McVey	2,000
February 12, 2003 stock issued for services at fair value Yes, International	2,000
February 14, 2003 stock issued for services at fair value Silvasy	20,700
February 21, 2003 stock issued for cash	2,500

February 26, 2003 stock issued for services at fair value Bevins	100,000
March 7, 2003 stock options granted at fair value QAT
March 12, 2003 Stock issued in partial satisfaction of note payable at fair value Coldwater Capital	29,992
March 12, 2003 stock issued for cash	1,270
March 31, 2003 deferred stock compensation earned	47,400
March 31, 2003 stock warrants granted at fair value QAT	8,900
April 1, 2003 consolidates subsidiary sale of additional shares	(60,943)
April 22, 2003 stock options granted for services at fair value QAT	266,000
April 22. 2003 stock options granted for services at fair value Gordon	85,000
May 7, 2003 stock issued for cash	(4,170)
May 20, 2003 conversion of debentures	4,712
May 30, 2003 stock options exercised	13,500	(12,000)
June 5, 2003 stock warrants exercised	(25,000)	(25,000)
June 6, 2003 10% stock dividend issued	(140,000)
June 9, 2003 stock warrants granted for services at fair value Brantley	330,200
June 11, 2003 stock issued for cash	262,084	(42,917)
June 11, 2003 stock options exercised Brantley	25,333
June 11, 2003 stock options exercised Dickman	6,069	(1,869)
June 11. 2003 stock options exercised Gibson	2,476	(1,276)
June 11. 2003 stock options exercised McVey	4,624	(1,424)
June 11. 2003 stock options exercised Brantley	115,000	(85,000)
June 11. 2003 stock options exercised Noser	6,069	(1,869)
June 11, 2003 stock options exercised Ruggero	8,370	(1,170)
June 11, 2003 stock options exercised Tate	6,975	(975)
June 11. 2003 stock issued for cash
June 11, 2003 stock issued for services at fair value Noser	48,000
June 13, 2003 purchase treasury stock	(50,000)
June 20, 2003 stock issued for services at fair value Yes, International	240,000
June 30, 2003 stock warrants granted at fair value QAT	8,900
June 30, 2003 adjust stock issued for cash	(64,096)
July 9, 2003 stock options exercised and stock issued for services	313,670	(266,000)
July 16, 2003 stock options exercised in lieu of cash for at fair value Solnet Technologies	20,925	(2,925)
July 16, 2003 stock options exercised Adam	6,069	(1,869)
July 16, 2003 stock options exercised Mottayaw	6,069	(1,869)
July 16, 2003 stock options exercised Tanzini	9,300	(1,300)
July 16, 2003 stock options exercised in lieu of cash for at fair value Erickson	15,113	(2,113)
July 16, 2003 stock issued for services at fair value Mottayaw	44,000
July 16, 2003 stock issued for services at fair value Adam	44,000
July 16, 2003 stock issued for services at fair value Erickson	57,000
July 23, 2003 stock issued for cash	78,000
July 23, 2003 stock issued for cash	78,000
July 23, 2003 stock issued for cash	208,340	(80,000)
August 15, 2003 stock options granted at fair value Polk	232,250
September 30, 2003 stock warrants granted at fair value QAT	8,900
September 30, 2003 adjust stock issued for cash	59,201
September 30, 2003 stock options issued for services at fair value Stroup	11,700
October 1, 2003 stock options granted at fair value Vuksich	5,960
October 3, 2003 adjust stock issued for cash	200,000
November 30, 2003 stock options granted for services at fair value Ference	158,533
December 1, 2003 stock options granted for services at fair value Stroup	54,175
December 16, 2003 stock issued for cash	16,000
December 16, 2003 stock issued for cash	14,400
December 16, 2003 stock and stock options issued for cash	792,465	(40,000)	89,300
December 31, 2003 treasury stock activities	(47,500)	(25,392)
December 31, 2003 adjust stock issued for cash	42,054
Net Loss (Comprehensive Net Loss)	(4,448,410)
Balance December 31, 2003	$12,916,675	$(120,056)	$	$1,025,155	$(42,917)	$(75,392)	$	$(18,167,096)

January 1, 2004 stock options issued for services as fair value Benson	220,500
January 7, 2004 stock options issued for services at fair value Polk	35,600
January 15, 2004 stock options issued for services at fair value Mitsunaga	346,871
January 27, 2004 stock issued for services at fair value AMT Management	37,500
January 29, 2004 stock subscription receivable payment received	40,000
February 2, 2004 stock options issued for services at fair value Giagtzis	14,400
February 12, 2004 stock options issued for services at fair value Gilberg	131,800
February 12, 2004 stock options issued for services at fair value Hershman	65,900
February 17, 2004 subscribed stock returned and cancelled Brantley	(105,068)	80,000	42,917
March 31, 2004 stock options issued for services at fair value Stroup	35,100
March 31, 2004 stock options issued for services at fair value Ference	32,800
March 31, 2004 stock options issued for services at fair Value Stroup	57,225
April 1, 2004 stock issued for stock subscription receivable	470,588	(420,000)
June 30, 2004 beneficial conversion for agreements to issue convertible promissory notes April through June 2004	343,093
June 30, 2004 stock options issued for services at fair value Giagtzis	7,200
June 30, 2004 stock options issued for services at fair value Stroup	53,700
June 30, 2004 stock options issued for services at fair value Ference	32,799
July 23, 2004 stock options issued for services at fair value Ference	194,600
August 2, 2004 stock issued for services at fair value Benson	608,750
August 5, 2004 stock issued for services at fair value Ference	300,000
August 5, 2004 stock issued for services at fair value Dove	390,750
August 6, 2004 stock issued for services at fair value Murphy	494,000
August 13, 2004 stock issued for services at fair value Noser	10,050
August 13, 2004 stock issued for services at fair value Erickson	10,050
August 13, 2004 stock issued for services at fair value Van Cooney	10,050
August 13, 2004 stock issued for services at fair value Fayette	10,050
August 13, 2004 stock issued for services at fair value Schwartz	10,050
August 13, 2004 stock issued for services at fair value Smith	10,050
August 13, 2004 stock issued for services at fair value Adam	10,050
August 13, 2004 stock issued for services at fair value Mottayaw	10,050
September 14, 2004 stock issued for services at fair value Van Schaik	10,050
September 30, 2004 stock options issued for services at fair value Ference	32,800

September 30, 2004 stock options issued for services at fair value Adam	7,810
September 30, 2004 stock options issued for services at fair value Erickson	7,810
September 30, 2004 stock options issued for services at fair value Erickson	2,868
September 30, 2004 stock options issued for services at fair value Fayette	6,453
September 30, 2004 stock options issued for services at fair value Fayette	7,170
September 30, 2004 stock options issued for services at fair value Holzworth	10,397
September 30, 2004 stock options issued for services at fair value Holzworth	7,810
September 30, 2004 stock options issued for services at fair value Krishnan/Solnet	15,620
September 30, 2004 stock options issued for services at fair value Krishnan/Solnet	6,453
September 30, 2004 stock options issued for services at fair value Mottayaw	7,810
September 30, 2004 stock options issued for services at fair value Noser	6,453
September 30, 2004 stock options issued for services at fair value Noser	7,810
September 30, 2004 stock options issued for services at fair value Ruggero	3,155
September 30, 2004 stock options issued for services at fair value Ruggero	7,810
September 30, 2004 stock options issued for services at fair value Schwartz	3,226
September 30, 2004 stock options issued for services at fair value Schwartz	7,170
September 30, 2004 stock options issued for services at fair value Smith	2,151
September 30, 2004 stock options issued for services at fair value Smith	7,170
September 30, 2004 stock options issued for services at fair value Van Cooney/MRE	3,585
September 30, 2004 stock options issued for services at fair value Van Cooney/MRE	7,170
September 30, 2004 stock options issued for services at fair value Van Schaik/AT Soft	7,170
September 30, 2004 stock options issued for services at fair value Van Schaik/AT Soft	6,453
September 30, 2004 beneficial conversion for agreements to issue convertible promissory notes July through September 2004	494,635
October 29, 2004 stock issued for services at fair value Purohit	63,100
October 29, 2004 stock issued for services at fair value Hester	1,005,250
November 2, 2004 stock issued upon conversion of convertible promissory note Hughes	17,250
November 17, 2004 stock options issued for services at fair value Purohit	158,000
November 23, 2004 stock options issued for services at fair value McGrath	134,500
December 31, 2004 beneficial conversion of agreements to issue convertible promissory notes October through December 2004	17,600
December 31, 2004 stock options issued for services at fair value Ference	280,335
December 31, 2004 stock options issued for services at fair value Erickson	1,134
December 31, 2004 stock options issued for services at fair value Fayette	2,551
December 31, 2004 stock options issued for services at fair value Holzworth	4,111

December 31, 2004 stock options issued for services at fair value Krishnan/Solnet	2,551
December 31, 2004 stock options issued for services at fair value Noser	2,551
December 31, 2004 stock options issued for services at fair value Ruggero	1,248
December 31, 2004 stock options issued for services at fair value Schwartz	1,276
December 31, 2004 stock options issued for services at fair value Smith	850
December 31, 2004 stock options issued for services at fair value Van Cooney/MRE	1,418
December 31, 2004 stock options issued for services at fair value Van Schaik/AT Soft	2,551

Net Loss (Comprehensive Net Loss)	(9,302,939)
Balance December 31, 2004	17,144,573	(420,056)	3,029,050	(75,392)	(27,470,035)

January 11, 2005 stock issued for services at fair value Hester/Omni Solutions	297,500
January 11, 2005 stock issued for services at fair value Hester/Omni Solutions	318,900
January 25, 2005 stock issued for services at fair value McGrath	45,250
January 25, 2005 stock issued upon conversion of convertible promissory notes Jan 05 including 1MM shares McGrath	652,700
January 28, 2005 stock options issued for services at fair value James Currie			181,000
February 7, 2005 stock issued upon conversion of convertible promissory notes Feb. 05	155,635
March 7, 2005 stock issued upon conversion of convertible promissory notes Tocci	8,000

March 16, 2005 stock issued upon conversion of convertible promissory notes Mar. 05	201,000
March 22, 2005 stock option exercised Noser	7,810		(7,810)
March 28, 2005 stock issued upon conversion of convertible promissory notes Mar. 05	168,000
March 31, 2005 beneficial conversion of Q1 convertible notes	333,256
March 31, 2005 temp adjustment to convertible notes for funds received in 2Q	(68,000)	(49,500)
March 31, 2005 warrants related to 1Q convertible notes	144,057
March 31, 2005 stock options vested in 1Q			3,648
April 1, 2005 adj. for reincorporation change in par value to .001	2,885,153
April 15, 2005 stock issued for services at fair value Purohit	35,665
April 17, 2005 stock options issued for services at fair value Benson			480,000
April 17, 2005 stock options issued for services at fair value Murphy			120,000
April 20, 2005 stock issued for services at fair value Ference	224,140
April 20, 2005 stock issued for services at fair value Ference	76,450
April 20, 2005 stock issued for services at fair value Adam	18,065
April 20, 2005 stock issued for services at fair value Van Schaik	18,065
April 20, 2005 stock issued for services at fair value Mottayaw	18,065
April 27, 2005 stock options issued for services at fair value McGrath			207,500
May 19, 2005 stock issued for services at fair value Krishnan	11,040
May 19, 2005 stock issued for services at fair value Ruggero	11,040
May 19, 2005 stock issued for services at fair value Noser	13,584
May 19, 2005 stock issued for services at fair value Van Cooney	13,584
May 19, 2005 stock issued for services at fair value Schwartz	13,584
May 31, 2005 stock option exercised Ruggero	8,800		(7,810)
June 29, 2005 cancellation of treasury stock	(75,392)			75,392
June 1, 2005 stock options issued for services at fair value Theodoropulos			33,200
June 30, 2005 stock issued on conversion of 2Q convertible notes	310,185
June 30, 2005 beneficial conversion of 2Q convertible notes	310,720
June 30, 2005 warrants related to 2Q convertible notes	210,519
June 30, 2005 reverse temp adjustment to convertible notes funds received for 1Q notes	68,000
June 30, 2005 temp adjustment to convertible notes for funds received in 3Q	(76,500)
June 30, 2005 stock issued pending funding		(5,000)
June 30, 2005 reclass stock subscription receivable Henderson		5,000
June 30, 2005 stock options vested in 2Q			8,297
July 13, 2005 stock issued for services at fair value Theodoropulos	62,900
July 22, 2005 stock options issued for services at fair value Noser			20,400
July 22, 2005 stock options issued for services at fair value Adam			20,400
July 22, 2005 stock options issued for services at fair value Mottayaw			20,400
July 22, 2005 stock options issued for services at fair value Van Schaik			20,400
August 1, 2005 stock issued on conversion of convertible note Sims	11,228
August 22, 2005 stock options issued for services at fair value Kirwan			33,700
August 22, 2005 stock options issued for services at fair value Kirwan			30,750
August 25, 2005 stock options issued for services at fair value Currie			282,500
September 22, 2005 stock options issued for services at fair value Murphy			42,700
September 22, 2005 stock options issued for services at fair value Green			68,250
September 30, 2005 reverse temp adjustment to convertible notes funds received for 2Q notes	76,500
September 30, 2005 stock options vested 3Q			3,648
September 30, 2005 stock issued on conversion of 3Q convertible notes	510,618
September 30, 2005 beneficial conversion of 3Q convertible notes	265,721
September 30, 2005 warrants related to 3Q convertible notes	138,717
September 30, 2005 adjustment to value of stock options Murphy & McGrath			7,500
September 30, 2005 cancellation of Treasury Stock	26
October 12, 2005 stock issued for services at fair value Davidson	25,450
October 12, 2005 stock issued for services at fair value Mortimer	736,400
October 20, 2005 stock issued for cash	89,800
November 10, 2005 stock options issued for services at fair value Rogers			8,000
November 10, 2005 stock options issued for services at fair value Wisinger			8,000
November 10, 2005 stock options issued for services at fair value Bryant			8,000
November 15, 2005 stock options issued for services at fair value Polk			35,800
November 17, 2005 stock issued for services at fair value Flannigan	6,360
December 5, 2005 stock issued for cash Currie	24,958
December 5, 2005 stock issued for cash K&S Sims	24,958
December 5, 2005 stock issued for cash K&H Sims	32,934
December 31, 2005 beneficial conversion of 4Q convertible notes	8,842
December 31, 2005 warrants related to 4Q convertible notes	5,136
December 31, 2005 stock options vested 4Q			93,144
Net Loss (Comprehensive Net Loss)					(6,540,028)
Balance December 31, 2005	25,523,996	(469,556)	4,750,667		(34,010,063)

The accompanying notes are an integral part of these consolidated financial statements.

Total

Balance, January 13, 1999	$

January 13, 1999 stock issued for services at fair value to Benson, Phillips, Cairns	63,700
January 29, 1999 stock issued for cash	48,000
February 12, 1999 stock issued for cash	66,000
February 17, 1999 stock issued for cash	15,000
March 1, 1999 stock issued for cash	44,000
March 2, 1999 stock issued for cash	10,000
March 17, 1999 stock issued for cash	15,000
March 19, 1999 stock issued for cash	15,000
April 2, 1999 stock issued for cash	35,000
April 9, 1999 stock issued for cash	14,600
April 13, 1999 stock issued for cash	5,000
April 14, 1999 stock issued for cash	3,250
April 15, 1999 stock issued for cash	20,000
April 16, 1999 stock issued for cash	10,000
April 23, 1999 stock issued for cash	65,000
April 26, 1999 stock issued for services at fair value Driscoll	10,000
May 3, 1999 stock issued for cash	35,000
July 19, 1999 stock issued for cash	35,000
July 26, 1999 stock issued for cash	10,000
July 30, 1999 stock issued for services at fair value BarrHaneau	7,500
July 30, 1999 stock issued for services at fair value Titus
August 2, 1999 stock issued for cash	10,000
August 4, 1999 stock issued for cash	10,540
August 10, 1999 stock issued for cash	13,300
August 23, 1999 stock issued for cash	24,302
August 24, 1999 stock issued for cash	20,151
September 13, 1999 stock issued for cash	26,600
September 17, 1999 stock issued for cash	109,405
October 15, 1999 stock issued for cash	7,980
October 21, 1999 stock issued for cash	40,000
October 22, 1999 stock issued for cash	51,300
October 25, 1999 stock issued for cash	55,054
October 26, 1999 stock issued for cash	16,625
November 5, 1999 stock issued for cash	20,000
November 5, 1999 stock issued for cash	1,000
November 9, 1999 stock issued for cash	10,000
November 18, 1999 stock issued for cash	10,000
November 23, 1999 stock issued for cash	114,800
December 3, 1999 stock issued for cash	12,000
December 7, 1999 stock issued for cash	25,000
December 16, 1999 stock issued for cash	4,000
December 17, 1999 stock issued for cash	10,000
December 31, 1999 stock issued for cash	10,000
December 31, 1999 adjust stock issued for cash
Net loss (comprehensive net loss)	(1,046,928
Balance, December 31, 1999	$82,179

January 3, 2000 stock issued for cash	20,000
January 14, 2000 stock issued for cash	25,000

January 14, 2000 stock issued for services at fair value Infocall	20,000
February 9, 2000 stock issued for cash	20,000
February 10, 2000 stock issued for cash	15,000
February 14, 2000 stock issued for cash	5,000
February 15, 2000 stock issued for cash	10,000
February 22, 2000 stock issued for cash	54,500
February 25, 2000 stock issued for cash	13,000
February 28, 2000 stock issued for cash	17,000
February 29, 2000 stock issued for cash	20,000
March 2, 2000 stock issued for cash	6,000
March 7, 2000 stock issued for cash	2,000
March 8, 2000 stock issued for cash	132,000
March 10, 2000 stock issued for cash	10,000
March 13, 2000 stock issued for cash	10,000
March 16, 2000 stock issued for cash	10,000
March 20, 2000 stock issued for cash	24,000
March 23, 2000 stock issued for cash	2,000
March 24, 2000 stock issued for cash	40,000
March 29, 2000 stock issued for cash	10,000
March 30, 2000 stock issued for cash	10,000
April 19, 2000 stock issued for cash	10,000
April 27, 2000 stock issued for cash	19,000
May 10, 2000 stock issued for cash	10,000
May 12, 2000 stock issued for cash	170,000
May 19, 2000 stock issued for cash	20,400
June 19, 2000 stock issued for cash	30,002
June 21, 2000 stock issued for cash	42,000
June 30, 2000 adjust stock issued for cash	33,200
June 30, 2000 adjust stock issued for cash	(92,401
July 1, 2000 adjust stock issued for cash (Driscoll)	(10,000
July 1, 2000 adjust stock issued for cash(Wallet)	(12,000
August 18, 2000 share exchange adjustment
August 18, 2000 stock issued as part of merger Viola Group	4,100
August 18, 2000 stock options granted and exercised for services at fair value Clever	60,500
August 18, 2000 stock options granted and exercised for subscription receivable Benson
August 18, 2000 stock options granted and exercised for subscription receivable, Phillips
August 18, 2000 stock options granted and exercised for subscriptions receivable Cairns
August 22, 2000 stock options granted at fair value Kaiser	45,420
October 1, 2000 payment of subscription receivable for services at fair value Clever	250
October 1, 2000 payment of subscription receivable for services at fair value Benson	31,300
October 23, 2000 stock options granted and exercised for services at fair value Clever	56,250
October 30, 2000 stock options granted and exercised for services at fair value Benson	271,736
October 30, 2000 stock options granted and exercised for services at fair value Phillips	431,260
October 30, 2000 stock options granted and exercised for services at fair value Cairns	95,007
November 14, 2000 stock issued services at fair value Infocall	1,893,375
November 28, 2000 stock issued for services at fair value Net Connection Corp	921,043
November 28, 2000 stock issued for services at fair value Clever	56,250
November 28, 2000 stock issued for services at fair value Dodrill	102,480
November 28, 2000 stock issued for services at fair value Richfield	51,240
November 28, 2000 share exchange adjustment (Benson, Phillips, Cairns, miscellaneous)
December 20, 2000 stock options granted at fair value Adams	255,246
December 21, 2000 conversion of debentures	94,990
December 21, 2000 stock options granted, exercised and issued (3rd Round Investors)	15,204
December 21, 2000 stock options granted at fair value Rivero	3,870
December 31, 2000 stock options granted at fair value Jacobs	2,153
December 31, 2000 stock options granted at fair value Royal	6,413
December 31, 2000 stock options granted at fair value Shewmaker	13,496
Net loss (comprehensive net loss)	(6,957,807
Balance, December 31, 2000	$(1,768,344

January 2, 2001 stock issued for services at fair value Net Connection Corp.	966,416
January 29, 2001 stock issued for services at fair value Richfield	90,000
January 29, 2001 stock issued for services at fair value Kolb	311,300
January 29, 2001 stock issued for services at fair value Silvasy	12,810
January 29, 2001 stock issued for services at fair value Young	6,405
January 29, 2001 stock issued for services at fair value Adams	12,810
January 29, 2001 stock issued for services at fair value Transmedia	26,293
January 29, 2001 stock options exercised and issued for cash 3rd round investors	2,800
January 29, 2001 stock issued for cash	92,400
January 29, 2001 conversion of debentures	20,000
March 29, 2001 stock options exercised and issued for cash 3rd round investors	5,659
March 31, 2001 payment of subscription receivable for services at fair value Benson	347,014
March 31, 2001 payment of subscription receivable for services at fair value Phillips	119,493
March 31, 2001 payment of subscription receivable for services at fair value Cairns	187,490
March 31, 2001 adjust stock issued for cash
April 4, 2001 stock issued for services at fair value Kolb	108,118
April 4, 2001 stock issued for services at fair value Annis	5,508
May 1, 2001 stock options granted at fair value Kaiser	30,974
May 4, 2001 stock issued for services at fair value Dove	46,074
May 21, 2001 stock issued for services at fair value Dove	24,918
May 21, 2001 stock issued for services at fair value Cairns	39,781
June 5, 2001 stock issued for services at fair value Young	4,160
June 5, 2001 stock issued for services at fair value Silvasy	5,510
June 12, 2001 stock issued for services at fair value Kolb	246,788
June 12, 2001 stock issued for services at fair value DeanDastvan	12,089
June 12, 2001 adjust merger shares
June 25, 2001 stock issued for services at fair value Dove	25,809
July 5, 2001 stock issued for services at fair value Young	21,099
July 5, 2001 stock issued for services at fair value Silvasy	35,201
July 5, 2001 stock issued for services at fair value McGrath	6,880
July 12, 2001 stock issued for services at fair value DeanDastvan	16,232
July 12, 2001 stock issued for services at fair value Annis	25,367
July 25, 2001 stock issued for services at fair value Dove	27,522
July 25, 2001 stock issued for services at fair value Kolb	130,639
August 13, 2001 stock issued for services at fair value Dodrill	6,971
August 13, 2001 stock issued for services at fair value Silvasy	2,760
August 13, 2001 stock issued for services at fair value Young	3,580
August 13, 2001 stock issued for services at fair value McGrath	4,315
August 20, 2001 stock issued for services at fair value Net Connection Corp.	73,950
August 23, 2001 stock issued for services at fair value Dodrill	19,680
August 23, 2001 stock issued for services at fair value Hester	15,160
August 23, 2001 stock issued for services at fair value DeVal	15,755
August 23, 2001 stock issued for services at fair value Noser	15,771
August 23, 2001 stock issued for services at fair value Aro	15,774
August 23, 2001 stock issued for services at fair value Holzworth	15,812
August 23, 2001 stock issued for services at fair value Silvasy	1,635
August 23, 2001 stock issued for services at fair value Young	1,740
August 23, 2001 stock issued for services at fair value McGrath	3,160
October 1, 2001 stock issued for services at fair value DeVal	4,933
October 1, 2001 stock issued for services at fair value Holzworth	7,545
October 1, 2001 stock issued for services at fair value Hester	11,071
October 1, 2001 stock issued for services at fair value Noser	8,237
October 1, 2001 stock issued for services at fair value Silvasy	1,380
October 1, 2001 stock issued for services at fair value Young	1,490
October 1, 2001 stock issued for services at fair value DeanDastvan	3,780
October 1, 2001 stock issued for services at fair value Dodrill	10,560
October 1, 2001 stock issued for services at fair value Kolb	11,876
October 1, 2001 stock options granted at fair value Dove	58,278
October 15, 2001 stock issued for services at fair value Hester	64,507
October 15, 2001 stock issued for services at fair value DeanDastvan	3,780
October 15, 2001 stock issued for services at fair value DeVal	2,376
October 15, 2001 stock issued for services at fair value Noser	4,274
October 15, 2001 stock issued for services at fair value Holzworth	4,073
October 15, 2001 stock issued for services at fair value Dodrill	17,025
November 5, 2001 stock issued for services at fair value Dove	6,740
November 5, 2001 stock issued for services at fair value Adams	3,000
November 5, 2001 stock issued for services at fair value Calver	2,000
November 7, 2001 stock issued for services at fair value Hester	39,748
November 7, 2001 stock issued for services at fair value Kolb	4,212
December 6, 2001 stock issued for services at fair value Dodrill, Hester, Kolb, Dove)	24,301
December 6, 2001 stock issued for services at fair value Hester	60,655
December 6, 2001 stock issued for services at fair value Kolb	3,469
December 6, 2001 stock issued for services at fair value Dove	4,800
December 21, 2001 stock issued for deferred financing at fair value
December 21, 2001 stock issued for services at fair value Hester	55,655
December 31, 2001 stock options expired (Rivero, Jacobs, Royal, Shewmaker)
Net loss (comprehensive net loss)	(2,806,599
Balance, December 31, 2001	$(945,556

January 2, 2002 financing fees recognized	93,500
January 7, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	38,648
January 9, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	31,045
February 1, 2002 stock issued for services at fair value Dodrill	5,100
February 1, 2002 stock issued for services at fair value Dove	3,000
February 1, 2002 stock issued for services at fair value Benson	30,000
February 1, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	8,964
February 8, 2002 stock issued for services at fair value Kristoff	3,000
February 14, 2002 stock issued for cash	192,500
February 20, 2002 stock issued for services at fair value Dodrill	6,000
March 6, 2002 stock issued for services at fair value DeanDastvan	2,069
March 31, 2002 stock options granted at fair value Dove	21,192
April 23, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	18,792
May 1, 2002 stock issued for services at fair value DeanDastvan	16,842
May 1, 2002 stock issued for services at fair value Dodrill	3,000
May 1, 2002 stock issued for services at fair value Kristoff	6,000
May 6, 2002 stock issued for services at fair value Orr	11,250
May 7, 2002 stock issued for service at fair value Collins	2,206
May 7, 2002 stock issued for service at fair value DeVal	1,760
May 7, 2002 stock issued for service at fair value Holzworth	5,011
May 20, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	405,000
May 21, 2002 stock issued for services at fair value Kristoff	5,000
May 21, 2002 stock issued for services at fair value Kaiser	3,000
May 28, 2002 stock options granted at fair value Gibson	1,276
May 29, 2002 stock options granted at fair value Bragg	1,383
June 6, 2002 stock issued for services at fair value Ashley Associates	75,000
June 12, 2002 stock options granted at fair value Erickson	813
June 13, 2002 stock options granted at fair value Tate	975
June 21, 2002 stock options granted at fair value Rugerro	1,170
June 30, 2002 stock warrants granted at fair value QAT	8,900
July 5, 2002 stock issued for services at fair value Galpern	30,000
July 5, 2002 stock issued for services at fair value Sellars	7,000
July 5, 2002 stock issued for services at fair value Cella	7,000
July 12, 2002 stock options granted at fair value Tanzini	1,300
July 12, 2002 stock options granted at fair value Krishnan	2,925
July 31, 2002 stock issued for services at fair value Seymour	6,000
August 18, 2002 adjust issuances to investor to satisfy litigation La Jolla Cove Investors	(142,388
August 19, 2002 stock issued to satisfy litigation with investor at fair value La Jolla Cove Investors	46,000
August 19, 2002 stock issued to satisfy note payable litigation at fair value North Atlantic Partners	85,196
August 19, 2002 stock issued for services at fair value DeanDastvan	10,000
August 19, 2002 stock issued for services at fair value Dodrill	10,000
August 19, 2002 stock issued for cash	55,000
August 21, 2002 stock warrants granted to investor (La Jolla Cove Investors)	50,000
August 22, 2002 stock options expired Kaiser
August 22, 2002 stock options granted at fair value Kaiser	8,784
August 29, 2002 stock options granted at fair value Erickson	1,300
September 12, 2002 stock issued for services at fair value BJG Holdings	18,000
September 30, 2002 stock warrants granted at fair value QAT	8,900
October 9, 2002 stock issued for services at fair value Adam
October 9, 2002 stock issued for services at fair value Mottayaw
October 9, 2002 stock issued for services at fair value Ference
October 9, 2002 stock issued for services at fair value Erickson
October 9, 2002 stock issued for services at fair value Noser
October 9, 2002 stock issued for services at fair value Hester
October 16, 2002 stock issued for cash	14,998
October 18, 2002 stock issued for cash	19,246
October 18, 2002 adjust stock warrant grant to investor (La Jolla Cove Investors)	25,000
October 23, 2002 stock issued for service at fair value Kaiser
October 23, 2002 stock warrants exercised and issued	158
October 23, 2002 stock issued for cash	20,000
October 25, 2002 stock issued for services at fair value Benson	81,000
October 30, 2002 stock warrants exercised and issued	956
November 5, 2002 stock issued for cash	15,000
November 6, 2002 stock issued for cash	10,000
November 6, 2002 stock warrants exercised and issued	319
November 8, 2002 stock issued for cash
November 12, 2002 stock options granted at fair value PMR	38,100
November 18, 2002 stock warrants exercised and issued	1,000
November 19, 2002 stock warrants exercised and issued	319
November 21, 2002 stock warrants exercised and issued	1,275
November 25, 2002 stock issued for services at fair value PMR Group	78,600
December 4, 2002 stock warrants granted to investor (La Jolla Cove Investors)	25,000
December 9, 2002 stock issued for cash	15,000
December 11, 2002 stock warrants exercised and issued	1,275
December 17, 2002 stock options granted at fair value Noser	1,869
December 17, 2002 stock options granted at fair value Adam	1,869
December 17, 2002 stock options granted at fair value Mottayaw	1,869
December 17, 2002 stock options granted at fair value Dickman	1,869
December 17, 2002 stock options granted at fair value McVey	1,424
December 19, 2002 stock warrants exercised and issued	1,071
December 31, 2002 adjust stock warrants exercised	(7
December 31, 2002 writeoff deferred financing costs	46,750
December 31, 2002 stock warrants granted at fair value QAT	8,900
December 31, 2002 stock options expired
Net loss (comprehensive net loss)	(2,907,352
Balance, December 31, 2002	(2,232,635

January 1, 2003 stock options granted at fair value PTR Group	12,000
January 6, 2003 stock issued for services at fair value Benson	160,000
January 1, 2003 stock issued for cash	8,295
January 7, 2003 stock issued in lieu of accounts payable at fair value La Jolla Cove Investors, Inc.	50,000
January 14, 2003 stock issued in lieu of accounts payable at fair value La Jolla Cove Investors, Inc.	50,000
January 31, 2003 stock issued for services at fair value Dodrill	45,000
January 31, 2003 stock issued for services at fair value Dove	72,296
January 31, 2003 stock options exercised and issued	38,000
February 3, 2003 stock issued for services at fair value Dickman	2,000
February 3, 2003 stock issued for services at fair value Adam	4,000
February 3, 2003 stock issued for services at fair value Mottayaw	4,000
February 3, 2003 stock issued for cash	14,002
February 4, 2003 stock options exercised and issued	10,200
February 4, 2003 stock issued for cash	7,703
February 5, 2003 Stock issued for services at fair value Van Schaik	4,000
February 5, 2003 Stock issued for cash	16,500
February 7, 2003 stock issued for services at fair value Brantley	60,000
February 10, 2003 stock issued for services at fair value Collins	16,205
February 10, 2003 stock issued for services at fair value McVey	4,000
February 12, 2003 stock issued for services at fair value Yes, International	4,000
February 14, 2003 stock issued for services at fair value Silvasy	24,000
February 21, 2003 stock issued for cash	10,000

February 26, 2003 stock issued for services at fair value Bevins	200,000
March 7, 2003 stock options granted at fair value QAT
March 12, 2003 Stock issued in partial satisfaction of note payable at fair value Coldwater Capital	62,719
March 12, 2003 stock issued for cash	5,500
March 31, 2003 deferred stock compensation earned	47,400
March 31, 2003 stock warrants granted at fair value QAT	8,900
April 1, 2003 consolidates subsidiary sale of additional shares	(60,943
April 22, 2003 stock options granted for services at fair value QAT	266,000
April 22. 2003 stock options granted for services at fair value Gordon	85,000
May 7, 2003 stock issued for cash	3,330
May 20, 2003 conversion of debentures	5,000
May 30, 2003 stock options exercised	9,000
June 5, 2003 stock warrants exercised
June 6, 2003 10% stock dividend issued
June 9, 2003 stock warrants granted for services at fair value Brantley	330,200
June 11, 2003 stock issued for cash	250,000
June 11, 2003 stock options exercised Brantley	38,000
June 11, 2003 stock options exercised Dickman	5,250
June 11. 2003 stock options exercised Gibson	1,500
June 11. 2003 stock options exercised McVey	4,000
June 11. 2003 stock options exercised Brantley	35,000
June 11. 2003 stock options exercised Noser	5,250
June 11, 2003 stock options exercised Ruggero	9,000
June 11, 2003 stock options exercised Tate	7,500
June 11. 2003 stock issued for cash	8,000
June 11, 2003 stock issued for services at fair value Noser	51,000
June 13, 2003 purchase treasury stock	(50,000
June 20, 2003 stock issued for services at fair value Yes, International	265,000
June 30, 2003 stock warrants granted at fair value QAT	8,900
June 30, 2003 adjust stock issued for cash	(64,096
July 9, 2003 stock options exercised and stock issued for services	76,670
July 16, 2003 stock options exercised in lieu of cash for at fair value Solnet Technologies	22,500
July 16, 2003 stock options exercised Adam	5,250
July 16, 2003 stock options exercised Mottayaw	5,250
July 16, 2003 stock options exercised Tanzini	10,000
July 16, 2003 stock options exercised in lieu of cash for at fair value Erickson	16,250
July 16, 2003 stock issued for services at fair value Mottayaw	48,000
July 16, 2003 stock issued for services at fair value Adam	48,000
July 16, 2003 stock issued for services at fair value Erickson	60,000
July 23, 2003 stock issued for cash	85,500
July 23, 2003 stock issued for cash	88,000
July 23, 2003 stock issued for cash	170,000
August 15, 2003 stock options granted at fair value Polk	232,250
September 30, 2003 stock warrants granted at fair value QAT	8,900
September 30, 2003 adjust stock issued for cash	59,201
September 30, 2003 stock options issued for services at fair value Stroup	11,700
October 1, 2003 stock options granted at fair value Vuksich	5,960
October 3, 2003 adjust stock issued for cash	200,000
November 30, 2003 stock options granted for services at fair value Ference	158,533
December 1, 2003 stock options granted for services at fair value Stroup	54,175
December 16, 2003 stock issued for cash	17,000
December 16, 2003 stock issued for cash	15,300
December 16, 2003 stock and stock options issued for cash	960,000
December 31, 2003 treasury stock activities	(75,392
December 31, 2003 adjust stock issued for cash	42,054
Net Loss (Comprehensive Net Loss)	(4,448,410
Balance December 31, 2003	(2,203,333

January 1, 2004 stock options issued for services as fair value Benson	220,500
January 7, 2004 stock options issued for services at fair value Polk	35,600
January 15, 2004 stock options issued for services at fair value Mitsunaga	346,871
January 27, 2004 stock issued for services at fair value AMT Management	40,000
January 29, 2004 stock subscription receivable payment received	40,000
February 2, 2004 stock options issued for services at fair value Giagtzis	14,400
February 12, 2004 stock options issued for services at fair value Gilberg	131,800
February 12, 2004 stock options issued for services at fair value Hershman	65,900
February 17, 2004 subscribed stock returned and cancelled Brantley
March 31, 2004 stock options issued for services at fair value Stroup	35,100
March 31, 2004 stock options issued for services at fair value Ference	32,800
March 31, 2004 stock options issued for services at fair Value Stroup	57,225
April 1, 2004 stock issued for stock subscription receivable	80,000
June 30, 2004 beneficial conversion for agreements to issue convertible promissory notes April through June 2004	343,093
June 30, 2004 stock options issued for services at fair value Giagtzis	7,200
June 30, 2004 stock options issued for services at fair value Stroup	53,700
June 30, 2004 stock options issued for services at fair value Ference	32,799
July 23, 2004 stock options issued for services at fair value Ference	194,600
August 2, 2004 stock issued for services at fair value Benson	658,750
August 5, 2004 stock issued for services at fair value Ference	320,000
August 5, 2004 stock issued for services at fair value Dove	420,750
August 6, 2004 stock issued for services at fair value Murphy	544,000
August 13, 2004 stock issued for services at fair value Noser	11,050
August 13, 2004 stock issued for services at fair value Erickson	11,050
August 13, 2004 stock issued for services at fair value Van Cooney	11,050
August 13, 2004 stock issued for services at fair value Fayette	11,050
August 13, 2004 stock issued for services at fair value Schwartz	11,050
August 13, 2004 stock issued for services at fair value Smith	11,050
August 13, 2004 stock issued for services at fair value Adam	11,050
August 13, 2004 stock issued for services at fair value Mottayaw	11,050
September 14, 2004 stock issued for services at fair value Van Schaik	11,050
September 30, 2004 stock options issued for services at fair value Ference	32,800

September 30, 2004 stock options issued for services at fair value Adam	7,810
September 30, 2004 stock options issued for services at fair value Erickson	7,810
September 30, 2004 stock options issued for services at fair value Erickson	2,868
September 30, 2004 stock options issued for services at fair value Fayette	6,453
September 30, 2004 stock options issued for services at fair value Fayette	7,170
September 30, 2004 stock options issued for services at fair value Holzworth	10,397
September 30, 2004 stock options issued for services at fair value Holzworth	7,810
September 30, 2004 stock options issued for services at fair value Krishnan/Solnet	15,620
September 30, 2004 stock options issued for services at fair value Krishnan/Solnet	6,453
September 30, 2004 stock options issued for services at fair value Mottayaw	7,810
September 30, 2004 stock options issued for services at fair value Noser	6,453
September 30, 2004 stock options issued for services at fair value Noser	7,810
September 30, 2004 stock options issued for services at fair value Ruggero	3,155
September 30, 2004 stock options issued for services at fair value Ruggero	7,810
September 30, 2004 stock options issued for services at fair value Schwartz	3,226
September 30, 2004 stock options issued for services at fair value Schwartz	7,170
September 30, 2004 stock options issued for services at fair value Smith	2,151
September 30, 2004 stock options issued for services at fair value Smith	7,170
September 30, 2004 stock options issued for services at fair value Van Cooney/MRE	3,585
September 30, 2004 stock options issued for services at fair value Van Cooney/MRE	7,170
September 30, 2004 stock options issued for services at fair value Van Schaik/AT Soft	7,170
September 30, 2004 stock options issued for services at fair value Van Schaik/AT Soft	6,453
September 30, 2004 beneficial conversion for agreements to issue convertible promissory notes July through September 2004	494,635
October 29, 2004 stock issued for services at fair value Purohit	73,100
October 29, 2004 stock issued for services at fair value Hester	1,075,250
November 2, 2004 stock issued upon conversion of convertible promissory note Hughes	24,750
November 17, 2004 stock options issued for services at fair value Purohit	158,000
November 23, 2004 stock options issued for services at fair value McGrath	134,500
December 31, 2004 beneficial conversion of agreements to issue convertible promissory notes October through December 2004	17,600
December 31, 2004 stock options issued for services at fair value Ference	280,335
December 31, 2004 stock options issued for services at fair value Erickson	1,134
December 31, 2004 stock options issued for services at fair value Fayette	2,551
December 31, 2004 stock options issued for services at fair value Holzworth	4,111
December 31, 2004 stock options issued for services at fair value Krishnan/Solnet	2,551
December 31, 2004 stock options issued for services at fair value Noser	2,551
December 31, 2004 stock options issued for services at fair value Ruggero	1,248
December 31, 2004 stock options issued for services at fair value Schwartz	1,276
December 31, 2004 stock options issued for services at fair value Smith	850
December 31, 2004 stock options issued for services at fair value Van Cooney/MRE	1,418
December 31, 2004 stock options issued for services at fair value Van Schaik/AT Soft	2,551

Net Loss (Comprehensive Net Loss)	(9,302,939
Balance December 31, 2004	(5,270,999
January 11, 2005 stock issued for services at fair value Hester/Omni Solutions	315,000
January 11, 2005 stock issued for services at fair value Hester/Omni Solutions	368,900
January 25, 2005 stock issued for services at fair value McGrath	55,250
January 25, 2005 stock issued upon conversion of convertible promissory notes Jan 05 including 1MM shares McGrath	848,000
January 28, 2005 stock options issued for services at fair value James Currie	181,000
February 7, 2005 stock issued upon conversion of convertible promissory notes Feb. 05	181,020
March 7, 2005 stock issued upon conversion of convertible promissory notes Tocci	10,000

March 16, 2005 stock issued upon conversion of convertible promissory notes Mar. 05	251,250
March 22, 2005 stock option exercised Noser	1,000
March 28, 2005 stock issued upon conversion of convertible promissory notes Mar. 05	210,000
March 31, 2005 beneficial conversion of Q1 convertible notes	333,256
March 31, 2005 temp adjustment to convertible notes for funds received in 2Q	(117,500)
March 31, 2005 warrants related to 1Q convertible notes	144,057
March 31, 2005 stock options vested in 1Q	3,648
April 1, 2005 adj. for reincorporation change in par value to .001
April 15, 2005 stock issued for services at fair value Purohit	35,700
April 17, 2005 stock options issued for services at fair value Benson	480,000
April 17, 2005 stock options issued for services at fair value Murphy	120,000
April 20, 2005 stock issued for services at fair value Ference	224,317
April 20, 2005 stock issued for services at fair value Ference	76,500
April 20, 2005 stock issued for services at fair value Adam	18,081
April 20, 2005 stock issued for services at fair value Van Schaik	18,081
April 20, 2005 stock issued for services at fair value Mottayaw	18,081
April 27, 2005 stock options issued for services at fair value McGrath	207,500
May 19, 2005 stock issued for services at fair value Krishnan	11,050
May 19, 2005 stock issued for services at fair value Ruggero	11,050
May 19, 2005 stock issued for services at fair value Noser	13,600
May 19, 2005 stock issued for services at fair value Van Cooney	13,600
May 19, 2005 stock issued for services at fair value Schwartz	13,600
May 31, 2005 stock option exercised Ruggero	1,000
June 29, 2005 cancellation of treasury stock	(75,392)
June 1, 2005 stock options issued for services at fair value Theodoropulos	33,200
June 30, 2005 stock issued on conversion of 2Q convertible notes	310,807
June 30, 2005 beneficial conversion of 2Q convertible notes	310,720
June 30, 2005 warrants related to 2Q convertible notes	210,519
June 30, 2005 reverse temp adjustment to convertible notes funds received for 1Q notes	68,000
June 30, 2005 temp adjustment to convertible notes for funds received in 3Q	(76,500)
June 30, 2005 stock issued pending funding	(5,000)
June 30, 2005 reclass stock subscription receivable Henderson	5,000
June 30, 2005 stock options vested in 2Q	8,297
July 13, 2005 stock issued for services at fair value Theodoropulos	63,000
July 22, 2005 stock options issued for services at fair value Noser	20,400
July 22, 2005 stock options issued for services at fair value Adam	20,400
July 22, 2005 stock options issued for services at fair value Mottayaw	20,400
July 22, 2005 stock options issued for services at fair value Van Schaik	20,400
August 1, 2005 stock issued on conversion of convertible note Sims	11,251
August 22, 2005 stock options issued for services at fair value Kirwan	33,700
August 22, 2005 stock options issued for services at fair value Kirwan	30,750
August 25, 2005 stock options issued for services at fair value Currie	282,500
September 22, 2005 stock options issued for services at fair value Murphy	42,700
September 22, 2005 stock options issued for services at fair value Green	68,250
September 30, 2005 reverse temp adjustment to convertible notes funds received for 2Q notes	76,500
September 30, 2005 stock options vested 3Q	3,648
September 30, 2005 stock issued on conversion of 3Q convertible notes	511,600
September 30, 2005 beneficial conversion of 3Q convertible notes	265,721
September 30, 2005 warrants related to 3Q convertible notes	138,717
September 30, 2005 adjustment to value of stock options Murphy & McGrath	7,500
September 30, 2005 cancellation of Treasury Stock
October 12, 2005 stock issued for services at fair value Davidson	25,500
October 12, 2005 stock issued for services at fair value Mortimer	737,800
October 20, 2005 stock issued for cash	90,000
November 10, 2005 stock options issued for services at fair value Rogers	8,000
November 10, 2005 stock options issued for services at fair value Wisinger	8,000
November 10, 2005 stock options issued for services at fair value Bryant	8,000
November 15, 2005 stock options issued for services at fair value Polk	35,800
November 17, 2005 stock issued for services at fair value Flannigan	6,375
December 5, 2005 stock issued for cash Currie	25,000
December 5, 2005 stock issued for cash K&S Sims	25,000
December 5, 2005 stock issued for cash K&H Sims	33,000
December 31, 2005 beneficial conversion of 4Q convertible notes	8,842
December 31, 2005 warrants related to 4Q convertible notes	5,136
December 31, 2005 stock options vested 4Q	93,144
Net Loss (Comprehensive Net Loss)	(6,540,028)
Balance December 31, 2005	(4,171,909)

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

		For the year		For the year	from inception
		ended		ended	(January 13, 1999) to
		December 31,		December 31,	December 31,
		2004		2005	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(9,302,939)		$(6,540,028)	$(34,010,063)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization		14,806		36,899	127,315
Stock issued for purchase of inprocess research and
development					870,600
Stock issued or to be issued, in lieu of
cash for professional services		1,121,200		384,446	8,691,445
Stock issued or to be issued to officers and
employees for reimbursement of corporate
expenses or compensation		1,034,850			2,797,631
Stock options and warrants issued in lieu of cash for
professional services and compensation		1,783,395		1,738,238	5,179,439
Property and equipment given in lieu of cash
for professional services					15,475
Loss on writedown of Inventory				13,822	13,822
Realized gains on sales of investments					(8,530)
Gain on sale of property and equipment		(25)		(12)	(37)
Loss on acquisition fee					123,950
Loss on disposal of property and equipment					1,459
Loss on impairment of patent					127,274
Loss on litigation					159,240
Minority interest					(154,550)
Stock issued in lieu of financing costs					140,250
Changes in assets and liabilities
affecting operations:
Accounts receivable (net)				(7,050)	(7,050)
Inventory		(116,407)		(57,202)	(173,609)
Prepaid expenses		(1,983)		28,680	21,930
Deposits		4,766			24,752
Promissory notes		138,242		150,735	1,117,866
Accounts payable and accrued expenses		511,695		1,010,845	2,401,175
Accrued compensation		942,622		274,712	1,575,408
Deferred revenue		9,456		(2,113)	7,343
Due to stockholders and officers		39,946		(9,288)	266,260
Liability for stock to be issued		1,478,150			1,518,963
Convertible notes, net amortization		854,165		1,354,020	2,208,185
Convertible subordinated debentures
Shortterm note payable					10,909
Net cash used in operating activities		(1,488,061)		(1,623,296)	(6,953,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(23,654)		(88,364)	(183,982)
Sale of property and equipment				25	25
Payments for intangible assets					(127,274)
Payments for security deposits		(9,601)			(91,532)
Investment in subsidiary					(149,312)
Purchases of investments					(20,000)
Sales of investments					28,530
Net cash used in investing activities		(33,255)		(88,339)	(543,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from shareholder					26,000
Repayment of loan from shareholder					(26,000)
Proceeds from shortterm loan					120,000
Repayment of capital lease obligations					(32,002)
Net proceeds from issuance of stock		120,000			4,337,967
Net proceeds from stock to be issued		122,500		97,500	426,000
Proceeds from investments in subsidiary					25,000
Proceeds from issuance of warrants					25,000
Repayment of promissory note				(157,500)	(158,000)
Payment for treasury stock					(125,392)
Proceeds from issuance of debentures and promissory notes		966,495		1,778,507	2,884,992
Net cash provided by financing activities		1,208,995		1,718,507	7,503,565

NET CHANGE IN CASH		(312,321)		6,872	6,872

CASH, BEGINNING OF PERIOD		312,321

CASH, END OF PERIOD	$			$6,872	$6,872

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Financing of property and equipment
with capital lease	$		$		$42,540

Issuance of stock in exchange for notes
receivable	$		$		$656,251

Issuance of stock in exchange for notes payable		$24,750		$1,283,658	$1,563,063

Issuance of stock in exchange for promissory note	$		$		$24,750

Stock issued as a reduction of the liability for
stock to be issued		$1,032,750		$1,626,414	$4,334,398

Stock issued in lieu of deferred financing costs	$		$		$140,250

Stock issued in lieu of deferred compensation	$		$		$47,400

Stock issued in purchase of subsidiary	$		$		$483,658

Stock options issued as a reduction of
amounts due to stockholders and officers		$220,500	$		$220,500

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Interest paid	$		$		$6,612

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION AND ORGANIZATION

Datameg Corporation is a technology holding company focused through the Companys subsidiaries on developing new technologies, software applications, and products primarily serving the telecommunications sector.

Datameg Corporation has two subsidiaries: CASCommunications, Inc., a Florida corporation, of which the Company owns 40%, and QoVox Corporation, a North Carolina corporation that the Company wholly owns. QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. Datameg and its subsidiaries individually and collectively are a development stage enterprise. CASCommunications is an inactive company. Datameg does not expect CASCommunications to generate any revenue in 2006.

QoVox focuses on becoming a provider of network assurance products and services. QoVoxs network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. QoVox has developed their Network Assurance System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types.

During the second half of 2004, QoVox began to deploy equipment to customer sites under three purchases on approval agreements. In October 2004, QoVox obtained its first approved purchase and recorded approximately $41,000 in revenues in 2004 related to the purchase.

During the year ended December 31, 2005, QoVox recorded revenue of approximately $45,500 and had deferred revenue of approximately $7,000 as of December 31, 2005. QoVox is actively pursuing additional nearterm sales opportunities with its existing customer and others for its Network Assurance System and anticipates realization of these opportunities in the nearterm.

These consolidated financial statements reflect those of Datameg Corporation, CASCommunications, Inc. and QoVox Corporation. In accordance with the Financial Accounting Standards Board (FASB) interpretation (FIN) 46 Consolidation of Variable Interest Entities and interpretation of ARB No. 51, the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.s losses.

CASCommunications had no recorded assets as of December 31, 2005 and had a loss before minority interest of zero for the year ended December 31, 2005 due to the lack of activity in 2005. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of December 31, 2005.

Datameg Corporation is a Delaware corporation that is a successor by merger as of April 27, 2005 to DataMEG Corp., which was a New York corporation incorporated in October 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of its common stock for 100% of the stock of Datameg Corporation, a Virginia corporation, which was incorporated in January 1999. The Company subsequently changed its name to Datameg Corporation and is the successor in business operations of the Virginia Datameg and New York Datameg.

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

On July 1, 2005, our wholly owned subsidiary, QoVox Corporation, filed Articles of Amendment to its Articles of Incorporation, changing its corporate name from North Electric Company, Inc. to QoVox Corporation. The new corporate name better reflects QoVoxs core business of helping service providers assure the quality of Voice over Internet Protocol (VoIP) and other next generation IPbased services.

The Company operates under the name of Datameg Corporation and trades under the symbol DTMG on the OTCBB. The Companys sole active subsidiary is QoVox Corporation, which the Company wholly owns.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The accompanying consolidated financial statements present the consolidation of the financial statements of Datameg Corporation, its partially owned subsidiary, CASCommunications, Inc. and its wholly owned subsidiary, North Electric Company, Inc. Material intercompany transactions and balances have been eliminated in the consolidation.

Consolidation of Variable Interest Entities:

In January 2003 and revised December 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities.  This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, requires consolidation by business enterprises of variable interest entities, as defined, when certain conditions are met. Pursuant to FIN No. 46, the Company continues to consolidate CASCommunications, Inc.

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

Inventory:

The Companys inventory is stated at the lower of cost or market value. Cost is determined using the firstin, firstout method. Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations.

Property and equipment:

Property and equipment are stated at cost. Depreciation and amortization is determined using the straightline method over estimated useful lives ranging from three to seven years.

Intangible assets:

Intangible assets as of December 31, 2004 and 2005 consisted of goodwill related to the North Electric Company, Inc. merger in April 2002. Effective January 2002, the company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (SFAS 142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill and impairment. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. The Company ascertained the fair value of its only reporting unit, North Electric Company, Inc. and determined that there was no impairment of goodwill as of December 31, 2004 and 2005. The fair value of the reporting unit was determined primarily through an income based valuation approach. Valuation methods based on the income approach utilize the expected economic earnings capacity of the reporting unit to estimate value. The expected future cash flows for the reporting unit were discounted at an appropriate risk adjusted discount rate. A market based valuation approach based on the Companys quoted stock price was also considered but not heavily relied on because the Companys stock is thinly traded at small dollar volumes. Additionally, there were no publicly traded guideline companies similar to the reporting unit for comparison.

Accounting for Convertible Notes

During 2004 the Company issued convertible debt securities with nondetachable and automatic conversion features. During 2005 the Company issued convertible debt securities with nondetachable and automatic conversion features and with detachable warrants. The note holders have the right to have the notes converted into a number of shares of the Companys Common Stock at conversion prices ranging $0.033 to $0.12 per share.  The conversion prices on all the convertible notes issued in 2004 and most issued in 2005 were in the money on the date of the agreement resulting in a beneficial conversion feature. The note proceeds are allocated to the warrants and the beneficial conversion feature based on the relative fair values. The Company computes the fair value of the warrants using a BlackScholes model. The Company computes the fair value of the beneficial conversion feature and the warrants based on the intrinsic method that computes the difference between the conversion price and the fair market price of the Companys stock on the date of the agreement. The Company records the fair value of the beneficial conversion feature as an increase to paid in capital and a debt discount. The debt discount is amortized over the period between the date of the agreement and the automatic conversion date. The amortized debt discount is recorded as interest expense.

.

Fair value of financial instruments:

The carrying value of cash, notes receivable, accounts payable and accrued expenses and notes payable are assumed to approximate fair value because of the relatively short maturity of these instruments. However, since the Company has been unable to pay its liabilities as they became due, significant discounts that cannot be estimated, may be appropriate for liabilities.

Capital Structure:

SFAS No. 129, Disclosure of Information about Capital Structure, requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Companys outstanding stock is comprised of 331,513,323 shares of voting common stock as of December 31, 2005. In April 2003, the Company amended its certificate of incorporation with the state of New York to increase the number of authorized shares of stock to 340,000,000 of common stock. In January 2003, the Company announced a ten percent stock dividend that was payable to shareholders of record as of Wednesday, January 8, 2003 and was paid in June 2003. The number of shares issued and outstanding on January 8, 2003 was approximately 139,999,000 resulting in a stock dividend issuance of 13,999,900 shares in June 2003. As a result of the stock dividend, common stock increased and paid in capital decreased in the amount of $139,999 and there was no impact on the statement of operations. However, all earnings per share calculations were retroactively restated to include the stock dividend. In April 2005 we entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common stock. The Company also changed its par value from $0.01 to $0.0001 per share.

Revenue Recognition:

The Company derives revenue from three primary sources: (1) system hardware component sales revenue, (2) software license revenue and (3) services and maintenance and right to use revenue, which include support, maintenance, right to use fees and consulting.  Revenue on system hardware component sales is recognized upon delivery to, and acceptance by the customer.  Software license revenue recognition is substantially governed by the provisions of Statement of Position No. 972, Software Revenue Recognition, (SOP 972) issued by the American Institute of Certified Public Accountants.  The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period.  For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is probable and (5) vendorspecific objective evidence (VSOE) of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement.

Multiple Element Arrangements

The Company typically enters into arrangements with customers that include perpetual software licenses, system hardware, maintenance and right to use fees. Software licenses are sold on a per copy basis. Per copy licenses give customers the right to use a single copy of licensed software for exclusive use on the Companys system hardware. Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP No. 989. Under the residual method, the Company allocates and defers revenue for the undelivered elements, based on VSOE of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement is deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which the Company cannot establish VSOE, the Company will recognize the entire arrangement fees ratably over the maintenance and support term.

System hardware is hardware that is installed at a customer site for the purpose of the utilizing the licensed software and as such, does not qualify as a separately deliverable element. The timing of revenue recognition from the sale of system hardware is therefore dependent upon the recognition of revenue for the related software licenses.

Maintenance and right to use fees includes updates (unspecified product upgrades and enhancements) on a whenandifavailable basis, telephone support and bug fixes or patches and maintenance of the systems hardware, which would include repairs or replacement as necessary. VSOE of fair value for maintenance and right to use fees is based upon stated annual renewal rates. Maintenance and right to use fees revenue is recognized ratably over the maintenance and right to use term.

Revenue Recognition Criteria

The Company defines revenue recognition criteria as follows:

      Persuasive Evidence of an Arrangement Exists. It is the Companys customary practice to have a purchase order prior to recognizing revenue on an arrangement.

      Delivery has Occurred. The Companys software and systems hardware are physically delivered and installed at its customers site. The Company considers delivery complete when the software and system hardware products have been installed and the testing phase completed. The Company defers all the revenue until the testing phase had been completed and the Company receives customer acceptance.

      The Vendors Fee is Fixed or Determinable. The Companys customary payment terms are generally within 30 days after the invoice date.

      Collection is Probable. Due to a lack of customer history upon which a judgment could be made as to the collectibilty of a particular receivable, revenue is currently recognized upon receipt of payment assuming all other conditions of the sale have been met.

Cost of Revenue

Cost of revenue includes costs related to user license, systems hardware and maintenance and right to use fees revenue. Cost of user license revenue includes material, packaging, shipping and other production costs and thirdparty royalties. Cost of systems hardware includes the cost of goods sold and installation costs. Cost of maintenance and right to use fees and consulting fees include related personnel costs, and hardware repair costs. Thirdparty consultant fees are also included in cost of services.

Inventory:

The Companys inventory is stated at the lower of cost or market value. Cost is determined using the firstin, firstout method.  Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations.

Advertising:

Advertising costs are charged to operations as incurred. For the years ended December 31, 2004 and 2005, there were no advertising costs charged to operations.

Research and development:

The Company expenses research and development costs as incurred.

Software development costs:

Statement of Financial Accounting Standard (SFAS)

No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. As of December 31, 2005, certain costs were incurred subsequent to the establishment of technological feasibility and prior to the readiness of general release. These expenses were immaterial in nature and amount and therefore not capitalized.

Income Taxes:

The Company, a Ccorporation, accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, startup costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

Stockbased compensation:

The Company follows guidance provided in SFAS No. 123, Accounting for StockBased Compensation, which encourages companies to recognize expense for stockbased awards based on their estimated fair value on the grant date. SFAS No. 123 permits companies to account for stockbased compensation based on provisions prescribed in SFAS No. 123 or based on the authoritative guidance in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company uses the fair value method of SFAS No. 123 to account for all stock options including those issued to employees.

Comprehensive Income:

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. Entities that do not have items of other comprehensive income in any period presented are not required to report comprehensive income. Accordingly the Company has not made any such disclosure in the statements presented herein.

Net loss per common share:

The Company reports basic and diluted earnings per share (EPS) according to the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by any convertible preferred dividends; the aftertax amount of interest recognized in the period associated with any convertible debt; and any other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding.

Segment Information:

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for the years ended December 31, 2004 and 2005.

RECENT ACCOUNTING PRONOUNCEMENTS:

Statement No. 153 Exchanges of Nonmonetary Assetsan amendment of APB Opinion No. 29

The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. Management does not believe that the adoption of this standard on the effective date will have a material effect on the Companys financial position or results of operations.

Statement No. 123 (revised 2004) ShareBased Payments

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entitys equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in sharebased payment transactions. This Statement does not change the accounting guidance for sharebased payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 9618, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 936, Employers Accounting for Employee Stock Ownership Plans. This revision is effective for public entities that file as small business issuersas of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management does not believe that the adoption of this standard on the effective date will have a material effect on the Companys financial position or results of operations as they had previously adopted the fair value methods under Statement No. 123.

Statement No. 151 Inventory Costsan amendment of ARB No. 43, Chapter 4

This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . . This Statement requires that those items be recognized as currentperiod charges regardless of whether they meet the criterion of so abnormal. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The provisions of this Statement should be applied prospectively. Management does not believe that the adoption of this standard on the effective date will not have a material effect on the Companys financial position or results of operations.

C. INVENTORY

Inventory at December 31, 2004 and December 31, 2005 was $116,407 and $159,788, respectively and all inventory was comprised of either raw materials and or finished goods.

	December 31, 2004	December 31, 2005
Raw Materials Inventory	$78,047	$48,364
Finished Goods	$38,360	$111,424
Total Inventory	$116,407	$159,788

The Company assembles finished goods for specific sale on approval contracts. At December 31, 2005, all finished goods had been deployed at multiple sites for three divisions of one customer and the Company was awaiting customer acceptance.

D. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2004	2005
Equipment	$45,418	$46,106
Furniture	9,420	10,095
Software	15,884	102,884
Capital Leases	35,100	$35,100
	$105,822	$194,185
Less: accumulated depreciation	(65,580)	(102,467)
Property and equipment, net	$40,242	$91,718

Depreciation expense totaled $14,806 and $36,899 for the years ended December 31, 2004 and 2005, respectively.

E. CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of these debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were convertible into common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of common stock. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2004 and December 31, 2005, respectively. Interest accrued related to the unconverted subordinated debentures was approximately $18,000 and $20,000 at December 31, 2004 and December 31, 2005, respectively. The Company is in default related to payments of interest and principal at December 31, 2005.

F. CONVERTIBLE NOTES

In the period April through December 2004, the Company entered into agreements to issue convertible notes with approximately fifty (50) investors in the aggregate amount of $1,088,995. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between issuance and six months of the original issuance date of the notes into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates reducing the convertible promissory note balance to a net of $13,660 at December 31, 2004 and increasing the liability to issue stock account by $1,042,245. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $847,000. For the twelve months ended December 31, 2005, the discount amortized to interest expense was approximately $8,000. By December 31, 2005 all but 156,816 of shares due to all conversions had been issued.

G. CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

Issuance of Convertible Notes

In the period January through December 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately one hundred twenty one (121) investors in the amount of $1,627,507. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 30,244,538 shares. During 2005, we issued approximately 25,065,372 of these shares pursuant to conversions under these agreements. The detachable warrants issued during 2005 were valued under a BlackScholes model and a debt discount of approximately $500,000 was recorded and added to paid in capital. During 2005, the debt discount related to the value of the warrants and amortized to interest was approximately $465,000. In addition, a beneficial conversion value was recognized as additional debt discount and paid in capital was added in the amount of approximately $910,000. For the year ended December 31, 2005, the debt discount related to the beneficial conversion feature of the security and amortized to interest expense was approximately $860,000.

H. DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2004 and December 31, 2005, the Company was indebted to officers and stockholders in the amount of $84,626 and $56,760 respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

I. PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $878,000 and $969,000 as of December 31, 2004 and December 31, 2005, respectively.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Companys Chairman. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $336,000 and $396,000 as of December 31, 2004 and December 31, 2005, respectively.

J. LIABILITY FOR STOCK TO BE ISSUED

The balance of the liability for stock to be issued at December 31, 2005 is based on the following agreements to issue stock that had not been issued as of that date:

In 2001 the Company entered into agreements with two investors to issue 8,085 shares of its common stock at a strike price of $0.10 per share for a total purchase price of $808. The payment for the stock was received but never deposited and the stock has never been issued.

In 2002, among other transactions, an investor exercised warrants to issue 10,000,000 shares of the Companys common stock, of which, 975 shares have yet to be issued. The value of the unissued shares, based upon the original warrant agreement, is approximately $10.

In 2004, the Company entered into agreements to issue convertible promissory notes with approximately 50 investors (see Note F). The convertible promissory notes converted into an aggregate of approximately 23,392,000 shares. By December 31, 2005 all but 156,816 of shares due to all conversions had been issued and the value of the unissued shares is $15,225.

In the period January through December 2005, the Company entered into subscription agreements with approximately seven (7) investors. The subscription agreements required the issuance of 5,423,333 shares of unregistered common stock. By December 31, 2005 all but 1,930,000 had been issue and the value of the unissued shares is $96,500.

On July 1, 2005, we appointed Joshua E. Davidson to the position of Vice President, Finance. Datameg granted to Mr. Davidson a onetime signing bonus of one million restricted shares of Datameg common stock, of which 50% (500,000 shares) were issued in October 2005 and the remaining 50% (500,000 shares) vested on January 3, 2006. We have recorded a liability to issue stock to Mr. Davidson in the amount of $25,500.

On December 29, 2005, we agreed to issue stock to Mr. McGrath, Mr. Mortimer and Boston Communication, Inc. to settle amounts owed for invoices and expenses and salary submitted through December 31, 2005. We agreed to issue Mark McGrath 2,000,000 restricted shares, William Mortimer 1,200,000 restricted shares and Constantine Theodoropulos of Boston Communications, Inc. 600,000 restricted shares. A liability to issue shares was recorded on the financial statements in the amount of $136,000 for the year ended December 31, 2005 and the shares were issued in January of 2006.

The liability to issue stock also includes miscellaneous minor items.

K. OTHER LIABILITIES

On December 18, 2001 the Company entered into a shortterm loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Companys stock owned and pledged by the Companys Chairman. On May 17, 2002, the investor filed suit against the Company and the Companys Chairman for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Companys Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paidincapital account in the equity section of the Companys balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2004 and 2005 and is recorded in accounts payable and accrued expenses.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC (Investors) to purchase shares of the Companys common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Companys former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The reduced settlement was not paid. The balance remaining as recorded on the financial statements as of December 31, 2005 was $27,470.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Companys Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid. As of December 31, 2005, the balance remaining was approximately $29,000.

L. RELATED PARTY TRANSACTIONS

As of December 31, 2004 and December 31, 2005, the Company was indebted to officers and stockholders in the amount of $84,626 and $56,760 respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

M. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 2004 and December 31, 2005, the Company had no uninsured cash balances.

N. COMMITMENTS AND CONTINGENCIES

Commitments:

In November 2003, the Company entered into an exclusive distribution agreement for the sale of QoVox products in the Pacific Rim. The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007. Under the distribution agreement, QoVox is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products. As of December 31, 2005, no products have been sold under this agreement.

In July 2004 the Company agreed to compensate a consultant with up to 12,000,000 shares of the Companys unregistered common stock for achieving certain milestones. In October 2004, the Company issued 7,000,000 shares of common stock and in January 2005, the Company issued an additional 5,000,000 shares. The agreement required the stock to be registered within 120 days of the issuance of the stock certificate. A failure to register the stock in the period noted would result in a 5% penalty, payable in stock, on a monthly basis until the stock is registered. A portion of the stock was registered in October of 2005. As of December 31, 2005 the Company was in default and penalties were due. No penalties were recorded in the financial statements for the default. The parties have subsequently executed a new agreement in the first quarter of 2006 to resolve the contract terms without payment of any penalties. See note T.

As of May 1, 2005, the Company entered into a Consulting Agreement with Mr. Andrew Benson under which Mr. Benson furnishes consulting and general business advisory services relating to the operation of our business and the business of our subsidiaries and affiliates. The consulting agreement is for a period of twelve months ending on April 30, 2006 and requires monthly payments of $12,500 and cannot be revoked, terminated or cancelled by the Company except with respect to a termination for cause. In 2005 Mr. Benson was paid $45,000 pursuant to the contract. The balance due Mr. Benson as of December 31, 2005 is $50,000. The Company is in default with respect to this agreement.

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

On July 1, 2005, we appointed Joshua E. Davidson to the position of Vice President, Finance. Effective as of July 1, 2005, Datameg and Mr. Davidson entered into a letter agreement, under which the Company agreed to pay to Mr. Davidson $700 per day (or $350 per half day) that he performs services for Datameg. On December 29, 2005 we amended the contract with Mr. Davidson changing the rate of pay to $75 per hour. In connection with his appointment as Vice President, Finance, Datameg granted to Mr. Davidson a onetime signing bonus of one million restricted shares of Datameg common stock, of which 50% (500,000 shares) were issued in 2005 and the remaining 50% (500,000 shares) vested on January 3, 2006.

On July 25, 2005, we entered into an Option Agreement with Mark P. McGrath, our then Chairman, Chief Executive Officer and President, under which we granted a nonqualified stock option to acquire 2,500,000 shares of our common stock to Mr. McGrath. Also on July 25, 2005, we entered into a substantially identical Option Agreement with Joshua E. Davidson under which we granted a nonqualified stock option to acquire 2,500,000 shares of our common stock to Mr. Davidson. Each option (a) carries an exercise price of $0.06 per share (subject to adjustment for stock splits, stock dividends, reverse splits and the like), (b) becomes exercisable (vests) as to 500,000 shares on the first business day of each of the next five calendar quarters, beginning on October 3, 2005 and ending on October 2, 2006 and (c) has an expiration date of July 25, 2010. Mr. McGrath resigned from the Company on December 29, 2005 and his nonqualified stock option to acquire 2,500,000 shares lapsed on March 29, 2006.

On December 29, 2005 Mark McGrath resigned as Chairman of the Board, Chief Executive Officer and President of the Company, but retained a position as a member of the Board of Directors. The Company and Mr. McGrath entered into a mutual general release.

On December 29, 2005, James Murphy was appointed Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Murphys compensation consists of: an annual salary of $150,000; stock options to purchase 2,500,000 shares of common stock of the Company at $.10 per share, subjecting to vesting as approved by the Board of Directors; standard Company benefits; and an annual discretionary bonus up to 75% of annual salary depending on his contribution to the Company and the Companys commercial success, as determined by the Board of Directors. The stock options to purchase 2,500,000 shares were not awarded until the first quarter of 2006 and no compensation was recorded in 2005.

On December 29, 2005, we agreed to issue stock to Mr. McGrath, Mr. Mortimer and Boston Communication, Inc. to settle amounts owed for invoices and expenses and salary submitted through December 31, 2005. We agreed to issue Mark McGrath 2,000,000 restricted shares, William Mortimer 1,200,000 restricted shares and Constantine Theodoropulos of Boston Communications, Inc. 600,000 restricted shares. A liability to issue shares was recorded on the financial statements in the amount of $136,000 for the year ended December 31, 2005 and the shares were issued in January of 2006.

Lease commitments:

In October 2004, QoVox signed a lease agreement for office space in Raleigh, North Carolina. The term of the lease is for 37 months beginning December 2004 and ending in January 2008. The terms of the lease call for monthly payments of approximately $5,000.

On October 7, 2005 QoVox signed a lease agreement with L.E.D. Investments, an Ohio partnership, for approximately 1,200 square feet office space in Delaware, Ohio. The term of the lease is for 12 months beginning November 1, 2005 and ending on October 31, 2006. The terms of the lease call for monthly payments of $900. The lease was terminated March 31, 2006 without penalty.

The minimum lease payments due under terms of noncancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2005 are as follows:

For the years ending December 31 st	Operating Leases
2006	$59,718
2007	$62,120
2008	$5,193
Total	$127,031

Total rent expense for all operating leases was $26,617 and $60,834 for the years ending December 31, 2004 and 2005, respectively.

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

Contingencies:

During 1999, the Company entered into an agreement with a consulting firm for services rendered over the period October 1999 through June 2000. The agreement with the consultant may call for additional consideration totaling 4% of outstanding stock in warrants or warrants for 1,320,000 shares of the Companys common stock at a strike price of $2.30 per share, contingent upon the consummation of the share exchange. The Company performed an analysis of the value of the warrants to determine the amount of a possible expense under SFAS No. 123. Using the BlackScholes model, if the warrants had been issued, when the agreement was signed, they would have been valued at approximately $704,000. The Company believes that no such additional compensation is due to the consultant under the terms of the agreement. No amount has been recorded related to the possible requirements to issue warrants.

As of December 31, 2002, the Company owed $142,388 to an investor pursuant to a judgment received related to a stock sale agreement. Pursuant to agreements with the investor, during 2003 the Company issued 10 million shares of the Companys common stock to the investor and received an additional $200,000 from the investor. The investor released the judgment and there were no remaining amounts due to the investor related to this transaction at December 31, 2003. If the investor sells the 10 million shares of common stock for an amount in excess of $2,400,000, then the Company is entitled to receive 90% of the excess as additional proceeds. No amounts have been recorded related to the additional proceeds.

During 2002, the Company received a $25,000 premium in exchange for a warrant to purchase 5 million shares of the Companys common stock. The holder exercised the warrant during 2003 in exchange for a contingent exercise price. Due to certain conditions, no amounts had to be paid against the contingent exercise price. Pursuant to the warrant agreement, the Company may be required to refund 110% of the warrant premium. No amount has been recorded against this contingent liability.

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

On July 25, 2005, we entered into a Restricted Stock Agreement with William J. Mortimer, the then General Manager of the Companys whollyowned subsidiary, QoVox Corporation. Pursuant to the Restricted Stock Agreement, Mr. Mortimer purchased 12,000,000 shares of our common stock for a purchase price of $0.006 per share. These shares were issued in October 2005. Mr. Mortimer paid for those shares by forgoing receipt of consulting fees to which he was otherwise entitled under the agreement. We have a right to repurchase these shares at the original purchase price, in the event that Mr. Mortimer ceases to serve as a fulltime employee or consultant to QoVox prior to achieving each respective vesting milestone. On December 12, 2005, Mr. Mortimer resigned his position as General Manager. Effective December 29, 2005 Mr. Mortimer resigned as a director of the Company.

A stock certificate for 12,000,000 restricted shares, which was according to his agreement to be held in escrow, was inadvertently issued to Mr. Mortimer. The Company is seeking return of the certificate to escrow. Approximately $151,000 was expensed during the quarter ended September 30, 2005 based on estimated vesting milestones. The company and Mr. Mortimer disagree as to what portion of the 12 million shares have vested and what portion should be returned to the company at the price paid by Mr. Mortimer. Since the company issued the shares to Mr. Mortimer and since no further consulting services are expected to be received, the company expensed the remaining compensation value of the shares of approximately $410,000 during the quarter ended December 31, 2005. The Company is seeking an agreement with Mr. Mortimer on how many shares have vested and the return of the unvested shares at cost. Any return would result in the recording of a gain contingency of up to approximately $560,000 (if all 12 million shares were returned).

O. STOCK SUBSCRIPTION RECEIVABLE

On March 5, 2004, the Company entered into two stock subscription agreements with a foreign investor to purchase 5,882,352 shares of the Companys common stock at a purchase price of $0.17 per share. As of December 31, 2004, the investor paid $80,000 towards the purchase of the shares. On April 1, 2004, the Company issued 2,941,176 shares of restricted Common Stock to the investor with the understanding that the investor was sending the Company $500,000 and a stock subscription receivable was recorded in the amount of $420,000. On April 14, 2004, the investor notified the Company of the investors intent not to invest further in the Company. The Company offered to issue 470,588 shares to accommodate the $80,000 investment that was made upon return of the certificate issued in April 2004.

P. INCOME TAXES

The benefit for income taxes for the years ended December 31 are as follows:

	2004	2005
Current	$	$
Deferred
Total benefit for income taxes	$	$

A reconciliation of income tax at the statutory rate to the Companys effective rate is as follows for 2004 and 2005:

	2004	2005
Computed at the expected statutory rate	$(3,163,000)	$(2,224,000)
State income taxnet federal tax benefit	(558,000)	(393,000)
Add:
Other differences	(39,000)	(725,000)
Less: valuation allowance change	3,760,000	3,342,000
Total benefit for income taxes	$	$

Deferred tax assets and liabilities at December 31, 2004 and 2005 were as follows:

	2004	2005
Deferred tax assets:
Net operating loss carry forwards	$1,881,000	$2,620,000
Startup costs	6,306,000	7,753,000
Depreciation and amortization	(19,000)	(20,000)
Stock option compensation	2,462,000	3,619,000
Gross deferred tax assets	10,630,000	13,972,000
Valuation allowance	(10,630,000)	(13,972,000)
Net deferred tax assets	$	$

The net increase in the valuation allowance for the years ended December 31, 2004 and 2005 was $3,760,000 and $3,342,000, respectively. The Company has available at December 31, 2005 approximately $3,251,287 for the parent, $2,961,721 for QoVox, Inc. and $344,000 for CASCommunications, Inc. of unused operating loss carry forwards that may be applied against future taxable income that expire in 2019 through 2025. Since a consolidated tax return is not filed, any net operating loss carryforwards can only be used to offset future taxable income of the specific company. Due to stock ownership changes, the ability to benefit from the net operating loss carryforwards may be significantly restricted.

Q. STOCK OPTIONS AND WARRANTS

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

In addition, during the years ended December 31, 2004 and 2005, the Company granted options and warrants to consultants to purchase 29,002,352 and 46,000,000 shares of common stock, respectively, at prices ranging from $0.05 to $0.25 per share. The fair value of the stock options and warrants granted to employees and consultants has been recorded as an expense in the amount of $2,003,895 and $1,721,618 for the years ended December 31, 2004 and 2005, respectively. Of the options and warrants granted since inception, options and warrants for 96,224,904 shares are unexercised and unexercised options expire between June 2006 and January 2013.

A summary of option and warrant activity, for both employees and consultants, for the two years ended December 31, is as follows:

			Weighted
	Number	Price	Average
	of	Per Share	Price Per
	Shares	Range	Share
Outstanding, January 1, 2004	25,847,352	$0.05 $0.25	$0.14
Options and warrants granted	29,002,352	$0.012 $0.25	$0.14
Options and warrants exercised
Options and warrants expired
Outstanding, December 31, 2004	54,849,704	$0.01 $0.25	$0.15
Options and warrants granted	46,000,000	$0.05 $0.25	$0.14
Options and warrants exercised	200,000	$.01	$.01
Options and warrants expired or terminated	4,424,800	$0.05 $0.25	$0.21
Outstanding, December 31, 2005	96,224,904	$0.01 $0.25	$0.14

At December 31, 2005 the weighted average remaining life of outstanding stock options and warrants, for both employees and consultants, was approximately 30 months.

The Company accounted for the fair value of its options granted to employees in 2001 in accordance with APB 25.There were no options granted to employees in 2001. During 2002, the Company changed its method of accounting to follow the fair value method of SFAS No. 123.

The fair value of options and warrants granted in 2004 and 2005 are estimated on the date of the grant using a type of BlackScholes optionpricing model. During the year ended December 31, 2004 the following assumptions were used to value grants: dividend yield of 0%, volatilities ranging from .60 to 1.08, terms varied based on the negotiated term of the options agreement, and riskfree interest rates varied based on the Treasury bond yield with a term comparable to the length of the term listed in the options agreement. During the year ended December 31, 2005 the following assumptions were used to value grants: dividend yield of 0%, volatility of .91, terms varied based on the negotiated term of the options agreement, and riskfree interest rates varied based on the Treasury bond yield with a term comparable to the length of the term listed in the options agreement.

During the year ended December 31, 2005 the Company entered into agreements to issue convertible notes with detachable warrants with approximately one hundred twenty one (121) investors. The Company issued warrants to purchase 19,779,953 shares of unregistered common stock at a strike price between $0.06 and $0.20 per share and a term of two years from the grant date.

The detachable warrants issued during 2005 were valued under a BlackScholes model and a debt discount of approximately $500,000 was recorded and added to paid in capital. During 2005, the debt discount related to the value of the warrants and amortized to interest was approximately $465,000. In addition, a beneficial conversion value was recognized as additional debt discount and paid in capital was added in the amount of approximately $910,000. For the year ended December 31, 2005, the debt discount related to the beneficial conversion feature of the security and amortized to interest expense was approximately $860,000.

In addition, the Company entered into subscription agreements to issue unregistered common stock with detachable warrants with approximately seven (7) investors. The Company issued warrants to purchase 4,423,335 shares of unregistered common stock at a strike price between $0.10 to $0.12 per share and a term of two years from the grant date.

R. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2005	Cumulative from Inception (January 13, 1999) to December 31, 2005
Net Loss (numerator)	$(9,302,939)	$(6,540,028)	$(34,010,063)
Weighted Average Shares (denominator)	234,978,056	296,731,757	137,082,130
Basic and diluted net loss per common share	$(0.04)	$(0.02)	$(0.25)

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, Earnings Per Share. Thus, options and warrants granted as of December 31, 2004 and 2005 are not included in the calculation of diluted EPS as their inclusion would be antidilutive.

S. OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At December 31, 2005, current liabilities exceeded current assets by $4,546,717. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Companys ability to achieve its business objectives and the success of its future operations.

T. SUBSEQUENT EVENTS

On March 13, 2006, the Company acquired D& O Insurance.

On March 28, 2006, the Company issued unsecured promissory notes for back salary due in the aggregate of $224,206 to 3 Ohio software consultants. These notes are to be paid in 6 quarterly installments and bear interest of 7% per annum. These amounts were included in the accrued compensation as of December 31, 205.

On March 13, 2006, the Company terminated its Sales Representation Agreement with Omni Solutions, Inc. by entering into a mutual settlement and release agreement. Omni Solutions, Inc. acknowledged receipt of 12,000,000 commons shares together with $87,000 of previously accrued liabilities payable in 6 equal monthly installments in full satisfaction of amounts due under the Sales Representation Agreement that was included with accounts payable and accrued expenses at December 31, 2005.

ITEM 8.                              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years, neither our principal independent accountant nor any of our significant subsidiaries accountants have resigned or been dismissed. During the past two fiscal years, neither we nor our significant subsidiaries have engaged a new principal accountant.

ITEM 8A.                    CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

The Company does not maintain a formal or written set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.   Later in 2006, the Company plans to hire a financial executive to design disclosure controls and procedures in advance of the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers.  The Companys current informal disclosure controls and procedures would not constitute effective internal control over financial reporting as of December 31, 2005.

(b)  Internal Control Over Financial Reporting

During the course of the Companys preparation of its 2004 financial statements, including the audit of those financial statements by the Companys independent registered public accounting firm, five material weaknesses in the Companys internal control over financial reporting were identified.  These material weakness were (1) the lack of an independent audit committee, (2) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (3) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (4) the lack of a significant segregation of duties or review of financial transactions and (5) the lack of documentation of controls and accounting procedures. Although some improvements have been made, these material weaknesses still exist as of December 31, 2005,

In connection with the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers in 2006, the Company plans to hire a financial executive to design effective disclosure controls and procedures.  The Company also plans to expand its Board of Directors, recruit independent directors, form an audit committee comprised solely of independent directors and otherwise remedy the material weaknesses and significant deficiencies in internal control over financial reporting that currently exist.

(c)  Changes in Internal Control Over Financial Reporting

There were no changes in the Companys disclosure controls and procedures that occurred during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Companys internal control over financial reporting.  Subsequent to the date of the evaluation, there have been no significant changes in the Companys disclosure controls and procedures that could significantly affect the Companys internal control over financial reporting, other than the planned corrective actions discussed above.

ITEM 9.                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our directors, executive officers, significant employees, significant consultants and control persons as of December 31, 2005 were as follows:

Name	Age	Position	Position Since
James Murphy	53	Chairman, Chief Executive Officer, President and Director of Datameg Corporation and Director of QoVox Corporation	Dec. 2005
Mark P. McGrath	42	Director of QoVox Corporation	April 2005
John T. Grady Jr.	58	Director of Datameg Corporation	Feb. 2006
Dan Ference	54	Chief Operating Officer of QoVox Corporation	Sept. 2001
Joshua E. Davidson	46	Vice President of Finance	July 2005
Neil R. Gordon	56	Director	Sept. 2005

Each of our directors will hold his directorship until the next annual meeting of our shareholders or until his successor is duly elected and qualified. Mr. Murphy will hold his position as our Chairman, Chief Executive Officer and President until the next annual meeting of the directors or until his successor is duly elected and qualified. Mr. McGrath resigned the aforementioned positions in favor of Mr. Murphy on December 29, 2005. Mr. Davidson will hold his position until termination or amendment of his Consulting Agreement with us dated as of July 1, 2005.

James Murphy, Chairman, Chief Executive Officer, President and Director

Mr. Murphy has a wide range of business experience including a highly successful partnership in Building #19, and served as President of Sportbuild, Inc., a subsidiary of the Building #19 corporation. Mr. Murphy has also been a successful partner in several other companies.

Mark P. McGrath, Chairman, Chief Executive Officer, President and Director

Mr. McGrath has a wide range of business experience and joined us as an advisor in July 2004. Mr. McGrath has served as an advisor and consultant to several private companies and is a Board Member of three nonprofit organizations in the greater Boston area. An attorney in private practice since 1992, he has been primarily engaged in government relations work and as a federal lobbyist. Mr. McGrath is a graduate of the University of Massachusetts at Amherst, has a graduate degree from Harvard University, and earned his law degree from Northeastern University.

John T. Grady Jr., Director of Datameg Corporation

John T. Grady Jr. is an independent director and a Lehman Bros. Managing Director. Prior to joining Lehman Brothers early in 2004, Mr. Grady was Managing Director of State Street Global Advisors (SSgA) Global Private Client Group and a member of the State Street Corporation Executive Operating Group. He additionally served as Chairman of the Board of Directors of State Street Bank and Trust Company, New Hampshire and Connecticut, and State Street Global Advisors, Florida. From 1994 through 2000, Mr. Grady was SSgAs Director of Institutional Sales, Client Service, and Consultant Relations. Prior to joining SSgA in 1994, he was Director of Sales for State Streets Personal Trust Division.

Before joining State Street in 1991, Mr. Grady served as Director of Sales of The Shawmut Bank, N.A. (currently Bank of Americas.) He began his career in financial services as a Senior Executive with C.F.I. Boston, consulting to major corporate and financial service companies worldwide.

Mr. Grady received a Bachelor of Arts degree from Boston University. He is also a graduate of the Belmont Hill School where he continues to serve as a member of the Executive Committee and Investment Committee of the Board of Trustees.

Neil R. Gordon, Director

Mr. Gordon has served as a director since September 2005. Since 1995, Mr. Gordon has been the President of N.R. Gordon & Company, Inc., a financial consulting services company. From 1981 to 1995, Mr. Gordon was employed by Ekco Group, Inc., a consumer products manufacturer and marketer, serving as its Treasurer from 1987 to 1995. Mr. Gordon began his career with the accounting firm of Haskins & Sells. He serves as an advisor to a number of emerging companies. Mr. Gordon is a director of Avitar, Inc., a company that manufactures and sells an oralbased test for drugsofabuse. Mr. Gordon received a Bachelor of Science Degree from Pennsylvania State University.

Dan Ference, Chief Operating Officer of QoVox Corporation

Mr. Ference has served as Chief Operating Officer of QoVox Corporation (until July 1, 2005, known as North Electric Company, Inc.) since July 2005. Mr. Ference served as the President and Chief Executive Officer of QoVox from September 2001 to July 2005. Mr. Ference has over 27 years experience in the communications industry with various voice and data products and technologies, including almost 20 years of managing research and development programs and centers. From May 1994 to June 2001, Mr. Ference was vice president of Fujitsu Network Communications Raleigh, North Carolina Development Center, where he was responsible for overall Development Center Operations and the Network Management and related Network Element development programs. Prior to this, his career included serving at Bell Laboratories, ITT Network Systems, CITAlcatel, and Nortel, Inc. Mr. Ference holds a B.S. degree from Penn State University and an M.S. degree from Ohio State University both in Electrical Engineering.

Joshua E. Davidson, Vice President of Finance

Mr. Davidson was retained in a consulting capacity effective in July 2005 and serves as our Vice President of Finance. Mr. Davidson has extensive management experience in the telecommunications industry. From 2000 to 2003, Mr. Davidson was a cofounder and the Chief Executive Officer of Accelera Wireless, a multinational engineering and deployment project management firm for PCS, homeland security, wireless networks and radio frequency. From 1997 to 2000, Mr. Davidson was a cofounder and the Chief Operating Officer of DWT, Inc., a national teleconstruction firm specializing in deploying cellular networks. Mr. Davidson attended the University of Pennsylvania, majoring in Economics and Soviet Relations.

Audit Committee and Audit Committee Financial Expert

We have a standing audit committee comprised of three members of the Board of Directors, one of whom is independent. We do not have an audit committee financial expert. As we generate revenue in the future, we intend to identify and appoint a financial expert to serve on our audit committee.

Code of Ethics

Due to a lack of adequate resources, we have not yet adopted a code of ethics. Prior to the adoption of a code of ethics, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10.                        EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid to or accrued for the years ended December 31, 2005, 2004 and 2003 to our chief executive officer and our other most highly compensated executive officers who were serving as executive officers at the end of our last fiscal year. None of our other executive officers earned more than $100,000 in total annual salary and bonus in the most recently completed fiscal year.

			Annual			Other	LongTerm Compensation
			Compensation			Annual	Awards
Name	Position	Year	Salary		Bonus	Compensation	Restricted	Underlying
			($)		($)	($)	Stock	Options/
							Award(s)	SARs
							($)	(#)
Andrew Benson	President	2005	$101,277	(1)	$0	$0	$0	10,000,000
Andrew Benson	President	2004	$392,954		$0	$0	$658,750	0
Andrew Benson	President	2003	$342,794		$0	$0	$160,000	5,000,000

Mark McGrath	President	2005	$140,000	(1)	$0	$0	$55,250 (1)	7,500,000

Dan Ference	Pres. QoVox	2005	$144,000		$0	$0	$0	0
Dan Ference	Pres. QoVox	2004	$18,618	(3)	0	$0	$396,500 (2)	2,000,000
Dan Ference	Pres. QoVox	2003	$46,691	(3)	0	$0	$158,533 (2)	5,500,000

(1) Mr. Benson resigned as President from the Company in April of 2005 and was replaced by Mr. McGrath. Mr. McGrath served as the President of the Company until December 29, 2005 at which time he resigned from the position. Mr. McGrath was granted 1,000,000 shares of the Companys unregistered common stock as compensation for work performed prior to becoming the President of the Company. We recorded $55,250 of expense for the stock grant as additional compensation. Mr. McGrath was granted stock options to purchase 5,000,000 shares of the Companys unregistered common stock at a strike price of $0.17 per share. The options were fully vested at the time of grant. The options were valued under a BlackScholes model and were determined to have a fair value of $480,000 and the value was recorded as additional compensation in 2005. In addition, on July 25, 2005 Mr. McGrath was granted stock options to purchase 2,500,000 shares of the Companys unregistered stock at a strike price of $0.06 per share. The options were to vest over the next five business quarters. The options expired 30 days following Mr. McGraths resignation. Mr. James Murphy assumed the position of President on December 29, 2005, however no payments or expense were recorded for the period ending December 31, 2005.

(2)                                   During the year ended December 31, 2003, Mr. Ference received cash, stock and stock options as compensation. On November 30, 2003, the Company entered into an informal agreement with Mr. Ference related to past, present and future compensation. Under the terms of the agreement the Company committed to issue 1,770,000 shares of the Companys common stock as satisfaction for amounts owed to Mr. Ference in unpaid compensation through the year ended December 31, 2003. The Company committed to issue Mr. Ference stock options for 5,500,000 shares of the Companys common stock at a strike price of $0.15 per share. 1,500,000 vested on November 30, 2003 and the balance to vest over the following 36 months or until such time as the Company receives it first customer revenue at which time all unvested options will immediately vest and will expire three years after the date of vesting. During the year ended December 31, 2003 1,611,111 shares vested under this commitment, were valued under SFAS No. 123 using a BlackScholes model and the Company recorded an expense in the amount of $157,889 which was charged to officers compensation. During the year ended December 31, 2003, none of the vested stock options were exercised. The Company also increased Mr. Ferences annual compensation and committed to issue 500,000 shares of the Companys common stock as bonus compensation for achieving future performance benchmarks.

During the year ended December 31, 2004, Mr. Ference received cash, stock and stock options as compensation. In March 2004, Mr. Ference met his first performance benchmark and the Company recognized a liability to issue him 250,000 shares of the Companys unregistered common stock and recorded additional compensation of $42,500. The value of the liability to issue stock was based upon the market value of the stock on the date the performance benchmark was achieved less a 15% discount for lack of marketability. In July, Mr. Ference was granted 2,000,000 shares of the Companys unregistered common stock as a bonus for his continued diligent efforts on the Companys behalf. The stock was valued based upon the market value of the stock on the date the performance benchmark was achieved less a 15% discount for lack of marketability and additional compensation was recorded in the amount of $320,000. In August 2004, Mr. Ference met his second performance benchmark and the Company recognized a liability to issue him 250,000 shares of the Companys unregistered common stock and recorded additional compensation of $34,000. The value of the liability to issue stock was based upon the market value of the stock on the date the performance benchmark was achieved less a 15% discount for lack of marketability. In August 2004, Mr. Ference was granted stock options for 2,000,000 shares of the Companys unregistered common stock at a strike price of $0.18 per share. The options were fully vested at the time of the grant and expire three years from the date of the grant. The options were valued under a BlackScholes model and were determined to have a fair value of $194,600 and the value was recorded as additional compensation in 2003. In addition, during 2004 the stock option grant from November 2003, continued to vest and upon receipt of the Companys first customer revenue in December 2004 all the previously unvested stock options vested in full and during the year for a total charge to officers expense of $383,311 in additional compensation.

(3)                                   From the inception of North Electric Company, Inc., significant portions of Mr. Ferences authorized annual salary were accrued but not paid.  For the years ending December 31, 2003, 2004 and 2005 his authorized annual salary was $136,000, $144,000 and $144,000, respectively.

During the 2005 fiscal year our executive officers had the following outstanding options:

			Percent of total
	Number of Securities		Options/SARs
	Underlying Options/		Granted to Employees	Exercise or base
Name	SARs Granted (#)		In fiscal year	Price ($/sh)	Expiration Date(s)
Mark McGrath	7,500,000	(1)	16.3%	$0.17 per share	April 17, 2010 to July 25, 2010
Andrew Benson	10,000,000	(2)	21.7. %	$0.17 per share	April 17, 2010
	17,500,000		38.0%

(1) An option agreement for 5,000,000 shares was granted on April 27, 2005 and are fully vested. An option agreement for 2,500.000 shares was granted on July 26, 2005 and has subsequently expired.

(2) The options were granted April 17, 2004 and are fully vested.

Employment contracts

We do not have any employment agreements with our executive officers.

Directors Remuneration

We do not currently compensate our sole director for serving on the board of directors.

ITEM 11.                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the following information about the beneficial ownership of our common stock as of March 31, 2005 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We are not aware of any beneficial owner of more than 5% of the outstanding common stock. Unless otherwise indicated, the address of each named beneficial owner or executive officer is c/o Datameg Corporation, 9 West Broadway, Suite #214, Boston, MA 02127

NAME AND ADDRESS OF DIRECTOR OR EXECUTIVE OFFICER		AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS(3)

James Murphy		12,060,000	(3)	3.53%
Mark P. McGrath		11,480,000	(4)	3.36%
Neil Gordon		1,500,000	(5)	0.44%
John T. Grady, Jr.	0	0		0%
Dan Ference		9,750,000	(6)	2.85%
Directors and Officers as a Group		36,036,646		14.29%

(1)                                   Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes of this chart, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days after March 31, 2006 through the exercise of warrants or options or the conversion of convertible securities.

(2)                                   Each beneficial owners, directors or executive officers percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 31, 2005 have been exercised.

(3) Including 6,000,000 shares of our common stock that Mr. Murphy has the right to acquire through the exercise of fully vested stock options.

(4) Including 7,500,000 shares of our common stock that Mr. McGrath has the right to acquire through the exercise of fully vested stock options.

(5) Including 1,500,000 shares of our common stock that Mr. Gordon has the right to acquire through the exercise of fully vested stock options.

(6) Including 7,500,000 shares of our common stock that Mr. Ference has the right to acquire through the exercise of fully vested stock options.

ITEM 12.                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 9, 2003, we executed a promissory note in favor of James G. Dodrill II in the amount of $247,507.27 at an interest rate of 18%. The former president, Andrew Benson, also signed the promissory note as a guarantor. The full amount of the note was due on August 15, 2003.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Datameg Corp., a New York corporation (Datameg NY), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.1	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.2	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

5.1	Opinion of Duane Morris LLP as to legality of securities being registered.

10.1	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)

10.2	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, noteholder, amount and conversion price.(2)

10.3	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)

10.4	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)

10.5	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)

10.6	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)

10.7	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)

10.8	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)

10.9	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)

10.10	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)

10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)

10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)

10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)

10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)

10.18	Stock Lockup Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)

10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)

10.20	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)

10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)

10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)

10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)

10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)

10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)

10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)
10.29	Resignation by William J. Mortimer as General Manager of QoVox, Inc. (11)

21.1	Subsidiaries of the Registrant.(3)

99.1	Exhibit of Unregistered Sales of Securities.(7)

99.2	Press Release dated September 1, 2005.(3)

(1)	Incorporated by reference to the Current Report on Form 8K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Form SB2/A filed by Datameg NY on June 14, 2004.
(3)	Incorporated by reference to the Form SB2 filed by Datameg Corporation on September 1, 2005.
(4)	Incorporated by reference to the Quarterly Report on Form 10QSB/A filed by Datameg NY on November 26, 2004.
(5)	Incorporated by reference to the Annual Report on Form 10KSB filed by Datameg NY on April 14, 2004.
(6)	Incorporated by reference to the Annual Report on Form 10KSB/A filed by Datameg NY on April 20, 2005.
(7)	Incorporated by reference to the Quarterly Report on Form 10QSB/A filed by Datameg Corporation on August 29, 2005.
(8)	Incorporated by reference to the Current Report on Form 8K filed by Datameg Corporation on September 22, 2005.
(9)	Incorporated by reference to the Form SB2/A filed by Datameg NY on February 27, 2004.
(10)	Incorporated by reference to the Current Report on Form 8K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8K filed by Datameg Corporation on December 14, 2005.
(*)	Management contract or compensatory plan.

Exhibits (attached) to Form 10KSB

31.1/31.2 Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002.

32.1/32.2 Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002.

ITEM 14.                        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal Year		Audit		All
Ended	Audit	Related	Tax	Other	Total
December 31,	Fees (1)	Fees (2)	Fees (3)	Fees (4)	Fees
2004	$105,000	$0	$13,500	$0	$118,500
2005	$135,000	$0	$5,000	$0	$140,000

(1)           The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrants annual financial statements and review of the registrants financial statements included in the registrants Form 10Q (17 CFR 249.308a) or 10QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)           The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrants financial statements and are not reported under Item 9(e)1 of Schedule 14A.

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

Audit Committees PreApproval Policies and Procedures

Our president preapproves all professional services and fees provided by our principal accountants. During 2004 and 2005, our sole director approved only professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements included in our Forms 10QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years and tax compliance.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DataMEG, Corp.
(Registrant)
By:	/s/ James Murphy
James Murphy, Chairman of the Board of
Directors and Sole Principal Financial
Officer
Date:	April 17, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James Murphy
James Murphy, Chairman of the Board of
Directors and Sole Principal Financial
Date:	Officer (From December 29, 2005) April 17, 2006
By:	/s/ Mark P. McGrath
Mark P. McGrath, Chairman of the Board of
Directors and Sole Principal Financial
Date:	Officer (To December 29, 2005) April 17, 2006