Form 10QSB
period 2006-03-31
DATAMEG CORP
filed 2006-05-22
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file Number 333-128060

Datameg Corporation

(Name of Small Business Issuer in Its Charter)

Delaware	13-3134389
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
9 West Broadway, Suite 214, Boston, MA	02127
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (941) 575-4339

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

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 340,813,359 shares of common stock outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [x]

PART I

Item 1. Financial Statements

INDEX

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Financial Statements

For the Three Months Ended March 31, 2005 and 2006

Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,	March 31,
	2005	2006

ASSETS

CURRENT ASSETS:
Cash	$6,872	$11,032

Accounts receivable, net	7,100	-

Inventory	159,788	152,478
Total current assets	173,760	163,510

PROPERTY AND EQUIPMENT, net	91,718	79,965

OTHER ASSETS:

Goodwill	206,746	206,746
Prepaid expenses	1,187	392
Deposits	7,218	7,218
Total other assets	215,151	214,356

Total assets	$480,629	$457,831

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Capital lease obligation	$8,302	$8,302
Promissory notes	1,364,873	1,630,216
Accounts payable and accrued expenses	1,229,599	1,245,590
Accrued compensation	1,469,827	1,249,995
Due to stockholders and officers	56,760	56,760
Convertible promissory notes, net of amortization	284,510	51,138
Convertible subordinated debentures	20,000	20,000
Deferred revenue	7,343	9,705
Liability for stock to be issued	279,263	595,913
Total current liabilities	4,720,477	4,867,619

Total liabilities	4,720,477	4,867,619

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; none and 10,000,000 shares authorized;
none issued or outstanding at December 31, 2004 and March 31,
2006 respectively

Common stock, $.0001 par value; 493,000,000 shares authorized and
331,513,323 shares issued and outstanding at December 31, 2005; $.0001 par value, 493,000,000 shares authorized at
March 31, 2005 and 341,868,369 shares issued and outstanding at March 31, 2006	33,047	43,402

Common stock subscriptions receivable	(469,556)	(469,556)
Additional paid-in capital	25,523,996	25,931,620
Treasury stock	-	-
Stock options	4,750,667	4,813,861
Deferred compensation	-	-
Accumulated (deficit) during development stage	34,010,063)	(34,661,176)
Total stockholders' equity (deficit)	(4,171,909)	(4,341,849)

Total liabilities and stockholders' equity (deficit)	$480,629	$457,831

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the three	For the three	Cumulative
	months ended	months ended	from inception
	March 31,	March 31,	(January 13, 1999)
	2005	2006	to March 31, 2006

REVENUE
Hardware and software sales	$0	$22,160	$71,940
Maintenance and support fees	2,836	3,879	14,912
Consulting fee income	0	0	4,750
Total Revenue	2,836	26,039	91,602

COST OF REVENUES	2,139	10,195	66,643
Gross Profit	697	15,844	24,960

OPERATING EXPENSES:
General and administrative	470,829	403,904	22,578,316
Selling and marketing	23,016	38,272	2,266,317
Research and development	201,338	94,259	6,116,133
Total operating expenses	695,183	536,435	30,960,767

Loss from operations	(694,486)	(520,591)	(30,935,807)

OTHER INCOME (EXPENSES):
Interest income	0	0	225
Interest expense	(476,007)	(130,519)	(2,845,739)
Loss on acquisition fee	0	0	(123,950)
Loss on disposal of property and equipment	0	0	(1,459)
Gain on disposal of property and equipment	0	0	37
Loss on impairment of patents	0	0	(127,274)
Gain (loss) on litigation	0	0	(159,240)
Realized gains on sale of securities	12	0	8,530
Total other income (expenses)	(475,995)	(130,519)	(3,248,870)

LOSS BEFORE BENEFIT FOR INCOME
TAXES AND MINORITY INTEREST	(1,170,481)	(651,110)	(34,184,677)

Benefit for income taxes	0	0	0

LOSS BEFORE MINORITY INTEREST	(1,170,481)	(651,110)	(34,184,677)

MINORITY INTEREST	0	0	246,214

NET LOSS	(1,170,481)	$(651,110)	$(33,938,463)

Net loss per common share
(basic and diluted)	(0.00)	$(0.00)	$(0.24)

Weighted average number of common
shares outstanding	276,550,932	339,273,677	143,624,338

The accompanying notes are an integral part of these consolidated financial statements

Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	For the twelve	For the three	From inception
	months ended	months ended	(January 13, 1999)
	December 31, 2005	March 31, 2006	to March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,468,428)	$(651,110)	$(34,589,573)
Adjustments to reconcile net loss to net			-
cash used in operating activities:			-
Depreciation and amortization	36,899	11,753	150,821
Stock issued for purchase of in-process research and			-
development	-	-	870,600
Stock issued or to be issued, in lieu of			-
cash for professional services	434,980	9,750	9,186,709
Stock issued or to be issued to officers and			-
employees for reimbursement of corporate			-
expenses or compensation	-	-	2,797,631
Stock options and warrants issued in lieu of cash for			-
professional services and compensation	1,367,792	103,471	5,346,103
Property and equipment given in lieu of cash			-
for professional services	-	-	15,475
Loss on write-down of Inventory	13,822	-	18,343
Realized gains on sales of investments	-	-	(8,530)
Gain on sale of property and equipment	(12)	-	13
Loss on acquisition fee	-	-	123,950
Loss on disposal of property and equipment	-	-	1,459
Loss on impairment of patent	-	-	127,274
Loss on litigation	-	-	159,240
Minority interest	-	-	(154,550)
Stock issued in lieu of financing costs	-	-	140,250
Changes in assets and liabilities			-
affecting operations:			-
Accounts receivable (net)	(7,050)	7,100	21,250
Inventory	(57,202)	7,310	39,660
Prepaid expenses	28,680	795	23,520
Deposits	-	-	24,752
Promissory notes	150,735	265,343	(95,129)
Accounts payable and accrued expenses	1,018,449	5,990	2,508,204
Accrued compensation	274,712	(219,832)	1,251,372
Deferred revenue	(2,113)	2,362	6,837
Due to stockholders and officers	(9,286)	-	266,262
Liability for stock to be issued	-	-	1,518,963
Convertible notes, net amortization	1,364,726	89,228	3,672,845
Convertible subordinated debentures	-	-	-
Short-term note payable	-	-	10,909
Net cash used in operating activities	(1,853,296)	(367,840)	(7,191,450)
			-
CASH FLOWS FROM INVESTING ACTIVITIES:			-
Purchases of property and equipment	(88,364)	-	(183,982)
Sale of property and equipment	25	-	50
Payments for intangible assets	-	-	(127,274)
Payments for security deposits	-	-	(91,532)
Investment in subsidiary	-	-	(149,312)
Purchases of investments	-	-	(20,000)
Sales of investments	-	-	28,530
Net cash used in investing activities	(88,339)	-	(543,545)
			-
			-
CASH FLOWS FROM FINANCING ACTIVITIES:			-
Proceeds from loan from shareholder	-	-	26,000
Repayment of loan from shareholder	-	-	(26,000)
Proceeds from short-term loan	-	-	120,000
Repayment of capital lease obligations	-	-	(32,002)
Net proceeds from issuance of stock			4,337,967
Net proceeds from stock to be issued	97,500	120,500	644,000
Proceeds from investments in subsidiary	-	-	25,000
Proceeds from issuance of warrants	-	-	25,000
Repayment of promissory note	137,500	10,000	157,000
Payment for treasury stock	-	-	(125,392)
Proceeds from issuance of debentures and promissory notes	1,713,507	241,500	4,794,999
Net cash provided by financing activities	1,948,507	372,000	9,946,572
			-
NET CHANGE IN CASH	6,872	4,160	2,211,577
			-
CASH, BEGINNING OF PERIOD	-	6,872	6,872
			-
CASH, END OF PERIOD	$6,872	$11,032	$2,218,449
			-
			-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:			-
Financing of property and equipment			-
with capital lease	$-	$-	$42,540
			-
Issuance of stock in exchange for notes			-
receivable	$-	$-	$656,251
			-
Issuance of stock in exchange for notes payable	$1,280,983	$322,600	$3,163,971
			-
Issuance of stock in exchange for promissory note	$-	$-	$24,750
			-
Stock issued as a reduction of the liability for			-
stock to be issued	$1,626,414	$(186,400)	$5,774,412
			-
Stock issued in lieu of deferred financing costs	$-	$-	$140,250
			-
Stock issued in lieu of deferred compensation	$-	$-	$47,400
			-
Stock issued in purchase of subsidiary	$-	$-	$483,658
			-
Stock options issued as a reduction of			-
amounts due to stockholders and officers	$-	$-	$220,500
			-
SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:			-
Interest paid	$-	$-	$6,612

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

During the first quarter ended March 31, 2006, QoVox recorded revenue of approximately $26,000 and had deferred revenue of approximately $9,700 as of March 31, 2006. QoVox is actively pursuing additional near-term sales opportunities with its existing customer and others for its Network Assurance System and anticipates realization of these opportunities in the near-term.

These consolidated financial statements reflect those of Datameg Corporation, CASCommunications, Inc. and QoVox Corporation. In accordance with the Financial Accounting Standards Board ("FASB") interpretation ("FIN") 46 "Consolidation of Variable Interest Entities and interpretation of ARB No. 51", the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

CASCommunications had no recorded assets as of March 31, 2006 and had a loss before minority interest of zero for the period ended March 31, 2006 due to the lack of activity in 2006. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of March 31, 2006.

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

Except for the consolidated balance sheet of the Company as of December 31, 2005, which is derived from audited financial statements, the accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-QSB and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS:

Statement No. 153 — Exchanges of Nonmonetary Assets——an amendment of APB Opinion No. 29

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

Statement No. 123 (revised 2004) - Share-Based Payments

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share—based payment transactions. This Statement does not change the accounting guidance for share—based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96—18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This revision is effective for public entities that file as small business issuers——as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management does not believe that the adoption of this standard on the effective date will have a material effect on the Company’s financial position or results of operations as they had previously adopted the fair value methods under Statement No. 123.

Statement No. 151 — Inventory Costs——an amendment of ARB No. 43, Chapter 4

This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The provisions of this Statement should be applied prospectively. Management does not believe that the adoption of this standard on the effective date will not have a material effect on the Company’s financial position or results of operations.

C. INVENTORY

Inventory at December 31, 2005 and March 31, 2006 was $159,788 and $152,478, respectively and all inventory was comprised of either raw materials and or finished goods.

	December 31, 2005	March 31, 2006 (unaudited)
Raw Materials Inventory	$48,364	$44,062
Finished Goods	$111,424	$108,416
Total Inventory	$159,788	$152,478

The Company assembles finished goods for specific sale on approval contracts. At March 31, 2006, all finished goods had been deployed at multiple sites for three divisions of one customer and the Company was awaiting customer acceptance.

D. CONVERTIBLE SUBORDINATED DEBENTURES

In July, 2000 the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of these debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were convertible into common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of common stock. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2005 and March 31, 2006, respectively. Interest accrued related to the unconverted subordinated debentures was approximately $20,000 and $21,500 at December 31, 2005 and March 31, 2006, respectively. The Company is in default related to payments of interest and principal at March 31, 2006.

E. CONVERTIBLE NOTES

In the period April through December 2004, the Company entered into agreements to issue convertible notes with approximately fifty (50) investors in the aggregate amount of $1,088,995. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between issuance and six months of the original issuance date of the notes into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates reducing the convertible promissory note balance to a net of $13,660 at December 31, 2004 and increasing the liability to issue stock account by $1,042,245. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2005, the discount amortized to interest expense was approximately $847,000. For the three months ended March 31, 2006, the discount amortized to interest expense was approximately $8,700. By March 31, 2006 all but 156,816 of shares due to all conversions had been issued.

F. CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

In the period January through December 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately one hundred twenty one (121) investors in the amount of $1,627,507. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 30,244,538 shares. During 2005, we issued approximately 25,065,372 of these shares pursuant to conversions under these agreements. The detachable warrants issued during 2005 were valued under a Black-Scholes model and a debt discount of approximately $500,000 was recorded and added to paid in capital. During the three months ended March 31, 2006, the debt discount related to the value of the warrants and amortized to interest was approximately $30,450. For the three months ended March 31, 2006, the debt discount related to the beneficial conversion feature of the security and amortized to interest expense was approximately $52,400.

G. DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2005 and March 31, 2006, the Company was indebted to officers and stockholders in the amount of $56,760 and $56,760 respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

H. PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $969,000 and $991,400 as of December 31, 2005 and March 31, 2006, respectively.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s Chairman. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $396,000 and $411,000 as of December 31, 2005 and March 31, 2006, respectively.

On March 28, 2006, the Company issued unsecured promissory notes for back salary due in the aggregate of $224,206 to 3 Ohio software consultants. These notes are to be paid in 6 quarterly installments and bear interest of 7% per annum. These amounts were included in the accrued compensation as of December 31, 2005.

I. OTHER LIABILITIES

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s Chairman for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2005 and March 31, 2006 and is recorded in accounts payable and accrued expenses.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The reduced settlement was not paid. The balance remaining as recorded on the financial statements as of March 31, 2006 was approximately $25,000.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid. As of March 31, 2006, the balance remaining was approximately $21,700.

J. RELATED PARTY TRANSACTIONS

As of December 31, 2005 and March 31, 2006, the Company was indebted to officers and stockholders in the amount of $56,760 and $56,760 respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

K. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 2005 and March 31, 2006, the Company had no uninsured cash balances.

L. COMMITMENTS AND CONTINGENCIES

Commitments:

In November 2003, the Company entered into an exclusive distribution agreement for the sale of QoVox products in the Pacific Rim. The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007. Under the distribution agreement, QoVox is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products. As of March 31, 2006, no products have been sold under this agreement.

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

As of May 1, 2005, the Company entered into a Consulting Agreement with Mr. Andrew Benson under which Mr. Benson furnishes consulting and general business advisory services relating to the operation of our business and the business of our subsidiaries and affiliates. The consulting agreement is for a period of twelve months ending on April 30, 2006 and requires monthly payments of $12,500 and cannot be revoked, terminated or cancelled by the Company except with respect to a termination for cause. The Company subsequently agreed with Mr. Benson in April, 2006 to terminate this agreement and $100,000 of accrued compensation was cancelled.

On May 13, 2005, the Company entered into a Mutual General Release with Yes International, Inc. settling any and all claims either company may have had. The terms of the release provided that the Company pay Yes International $5,000 per month beginning in May for five months for a total of $25,000. The Company made its first payment of $5,000 on May 31, 2005 and has subsequently made $3,500 of additional payments. The Company is in default with respect to this agreement.

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

On July 25, 2005, we entered into an Option Agreement with Mark P. McGrath, our then Chairman, Chief Executive Officer and President, under which we granted a non-qualified stock option to acquire 2,500,000 shares of our common stock to Mr. McGrath. Also on July 25, 2005, we entered into a substantially identical Option Agreement with Joshua E. Davidson under which we granted a non-qualified stock option to acquire 2,500,000 shares of our common stock to Mr. Davidson. Each option (a) carries an exercise price of $0.06 per share (subject to adjustment for stock splits, stock dividends, reverse splits and the like), (b) becomes exercisable (vests) as to 500,000 shares on the first business day of each of the next five calendar quarters, beginning on October 3, 2005 and ending on October 2, 2006 and (c) has an expiration date of July 25, 2010. Mr. McGrath resigned from the Company on December 29, 2005 and his non-qualified stock option to acquire 2,500,000 shares lapsed on March 29, 2006.

On December 29, 2005 Mark McGrath resigned as Chairman of the Board, Chief Executive Officer and President of the Company, but retained a position as a member of the Board of Directors. The Company and Mr. McGrath entered into a mutual general release.

On December 29, 2005, James Murphy was appointed Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Murphy’s compensation consists of: an annual salary of $150,000; stock options to purchase 2,500,000 shares of common stock of the Company at $.10 per share, subjecting to vesting as approved by the Board of Directors; standard Company benefits; and an annual discretionary bonus up to 75% of annual salary depending on his contribution to the Company and the Company’s commercial success, as determined by the Board of Directors. The stock options to purchase 2,500,000 shares were awarded on January 15, 2006 and $22,500 was paid on account through March 31, 2006.

On March 9, 2006, the Company entered into a contract with Robert B. Nelson appointing him Vice President, Worldwide Sales, for QoVox, Inc. The stock options to purchase 50,000 shares agreement have not been issued and no compensation was paid by March 31, 2006.

On March 13, 2006, the Company entered into a contract with Michael West appointing him Senior Vice President, National Accounts, for QoVox, Inc. The stock grant of 500,000 shares has not been issued and no compensation was paid by March 31, 2006.

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

On October 7, 2005 QoVox signed a lease agreement with L.E.D. Investments, an Ohio partnership, for approximately 1,200 square feet office space in Delaware, Ohio. The term of the lease is for 12 months beginning November 1, 2005 and ending on October 31, 2006. The terms of the lease call for monthly payments of approximately $900. The lease was terminated March 31, 2006 without penalty.

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

On July 25, 2005, we entered into a Restricted Stock Agreement with William J. Mortimer, the then General Manager of the Company’s wholly-owned subsidiary, QoVox Corporation. Pursuant to the Restricted Stock Agreement, Mr. Mortimer purchased 12,000,000 shares of our common stock for a purchase price of $0.006 per share. These shares were issued in October 2005. Mr. Mortimer paid for those shares by forgoing receipt of consulting fees to which he was otherwise entitled under the agreement. We have a right to repurchase these shares at the original purchase price, in the event that Mr. Mortimer ceases to serve as a full-time employee or consultant to QoVox prior to achieving each respective vesting milestone. On December 12, 2005, Mr. Mortimer resigned his position as General Manager. Effective December 29, 2005 Mr. Mortimer resigned as a director of the Company.

A stock certificate for 12,000,000 restricted shares, which was according to his agreement to be held in escrow, was inadvertently issued to Mr. Mortimer. The Company is seeking return of the certificate to escrow. Approximately $151,000 was expensed during the quarter ended September 30, 2005 based on estimated vesting milestones. The company and Mr. Mortimer disagree as to what portion of the 12 million shares has vested and what portion should be returned to the company at the price paid by Mr. Mortimer. Since the company issued the shares to Mr. Mortimer and since no further consulting services are expected to be received, the company expensed the remaining compensation value of the shares of approximately $410,000 during the quarter ended December 31, 2005. The Company is seeking an agreement with Mr. Mortimer on how many shares have vested and the return of the unvested shares at cost. Any return would result in the recording of a gain contingency of up to approximately $560,000 (if all 12 million shares were returned).

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

N. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the three Months Ended March 31, 2005 (unaudited)		For the three Months Ended March 31, 2006 (unaudited)	Cumulative from Inception (January 13, 1999) to March 31, 2006 (unaudited)
Net Loss (numerator)	$ (1,170,481)	$ (651,110)	$ (33,938,463)
Weighted Average Shares (denominator)	276,550,932	339,273,677	143,624,338
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$(0.24)

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options and warrants granted as of March 31, 2006 and 2005 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

O. OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At March 31, 2006, current liabilities exceeded current assets by $4,704,109. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

P. SUBSEQUENT EVENTS

On April 20, 2006, Former Director and Chief Executive Andrew Benson canceled his option agreement dated January 1, 2004 for 5 million common shares and forgave any and all cash owed to him under his consulting agreement and otherwise by Datameg Corporation in exchange for Datameg Corporation amending the exercise price from $.17 to $.10 for his remaining option agreement dated April 17, 2005 for 10 million shares. The Board of Directors so agreed.

On April 20, 2006, Director Neil Gordon reduced his option shares from 1,500,000 common shares at an exercise price of $.08 per share to 750,000 common shares at an exercise price of $.04 per share under the terms of his option agreement dated September 22, 2005 for his service as a director. The Board of Directors so agreed.

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

Communication service providers, such as telecom operators and cable operators, are challenged to deliver high-quality voice services, at the lowest cost, over managed IP infrastructures and interworking with traditional circuit-switched networks. To do this effectively, service providers must monitor and measure their voice service offering, proactively detect problems and resolve them quickly and cost-effectively, ideally before their customers experience any problem or service degradation. Additionally, if customers do report service problems, operators must be able to effectively identify the cause and fix the problem. QoVox provides the systems (products) and services to address these challenges.

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

VoIP service providers include local and long distance telephone companies, such as SBC, Verizon, Bellsouth, Qwest, Sprint, AT&T, MCI and others; cable multi-service operators (MSOs) such as Cablevision, Comcast, Cox, Rogers, Time Warner Cable and others; and emerging service providers, such as Vonage and others.

In November 2004, Frost & Sullivan reported the VoIP Monitoring market in 2004 was $50 million. The VoIP Monitoring market is estimated by Frost & Sullivan to reach $89 million for 2005. By 2008, the VoIP Monitoring market is forecasted to reach $297 million, representing a 56% compounded annual growth rate from 2004 through 2008.

Business Challenge Driving Demand for New Tools and Services

Enterprise and residential customers expect and demand that their voice services are high quality and are offered at the lowest possible cost. To meet these expectations, communication service providers must save significant capital costs and operating expenses through deploying and operating next generation networks. These next generation networks utilize packet switching technology that is different from the traditional circuit-switched networks. Some service operators expect to save between 40% to 50% of their capital and operating expenditures.

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

Current Situation

QoVox’s Network Assurance System , consisting of hardware and software, actively makes calls between various points across communication networks and correlates and reports the results of these call campaigns on a centralized server. We can operate the system on the behalf of our customers, or our customer can operate the system.

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

QoVox has its office in Raleigh, North Carolina. At present, QoVox has two in-house sales representatives.

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
a network of specialized manufacturer’s representatives (MR) and value-added distributors; and
a small number of operational support system vendors, equipment manufacturers and system integrators who will provide referrals or resell the QoVox products and services.

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

We believe service providers need solutions that combine the benefits of active and passive techniques for comprehensive service management. We know that service providers need active testing solutions to proactively detect problems, to thoroughly characterize their service offering to reliably verify the service has been fixed once a problem is isolated and to resolve and enhance customer services and the customer’s experience with this new form of telecommunications

The second way we differentiate ourselves from many competitors is that we directly measure the voice service quality across traditional and next generation networks, according to the international standard (The International Telecommunication Union (ITU) standard for speech quality).

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

First, the sales cycle for these types of systems solutions is often 12-15 months, from the start of the vendor selection to the customer acceptance of the installed system. With the early phases of the two field trials completed, we are now seeking orders from these companies, as we work with them to plan their deployment and operation. We anticipate orders in the second quarter of 2006. These contracts typically require systems to be deployed in numerous sites across the service providers’ network; therefore, the time to install the systems can be significant. We anticipate revenue recognition by mid-year 2006.

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

Recent Developments

On February 16, 2006 the Company announced that it has appointed Lehman Bros. Managing Director John T. Grady Jr. to its Board of Directors.

Feb. 27, 2006 the Company announced that it has appointed Bob Nelson as Vice President, Worldwide Sales, for its QoVox subsidiary. Reporting to Jim Murphy, Chairman of Datameg, Nelson will be responsible for sales and marketing of QoVox's VoIP quality assurance technology suite to telecommunications service providers and enterprise customers.

On March 13, 2006 the Company announced that it has strengthened its sales team with the appointment of Michael West as Senior Vice President, National Accounts, for its QoVox subsidiary.

Liquidity and Capital Resources

Current cash on hand and projected cash on hand is inadequate to execute our plan of operation. We continue to seek additional financing through the offering and sale of our securities in order to satisfy our immediate and short-term cash needs. Given the losses incurred to date and the lack of substantial revenue generated, we have little or no access to conventional debt markets. Funding to support both short and mid-term requirements for product development and launch will be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from customer revenue in the future. The Company expects significant revenue in the second half of 2006. However, until the Company’s products generate significant revenue from a customer, future cash flows cannot be meaningfully projected.

In the period January through March 2006, the Company entered into subscription agreements to issue shares of unregistered stock with detachable warrants with approximately nineteen (19) investors in the amount of $341,500. These funds were used to fund operations during the first three months of 2006.

In the period January through March 31, 2006 we issued the following subscription agreements and associated warrants:

Date of Agreement	Purchaser	Number of Securities	Type of Securities	Cash Consideration	Price per Share	Attached Warrants	Warrant Strike Price	Warrant Expiration Date
1/4/2006	Jerry VanDenBos	3,333,333	Common Stock	$100,000	$0.030	833,333	$0.060	1/22/2008
1/10/2006	Ralph C. Townsend	714,285	Common Stock	$25,000	$0.035	178,571	$0.070	1/22/2008
1/13/2006	E. James Grip	285,714	Common Stock	$10,000	$0.035	71,429	$0.070	1/22/2008
1/18/2006	Michael Obzud	285,714	Common Stock	$10,000	$0.035	71,429	$0.070	1/22/2008
1/31/2006	Bill & Charles Starks	142,857	Common Stock	$5,000	$0.035	35,714	$0.070	2/1/2008
2/6/2006	Craig Econopouly	285,714	Common Stock	$10,000	$0.035	71,429	$0.070	2/5/2008
2/6/2006	John Econopouly	28,571	Common Stock	$1,000	$0.035	7,143	$0.070	2/5/2008
2/10/2006	Ray Imperial	285,714	Common Stock	$10,000	$0.035	71,429	$0.070	2/9/2008
2/24/2006	Charles Mandracchia	666,666	Common Stock	$20,000	$0.030	166,667	$0.060	2/23/2008
2/24/2006	Joseph R. White	666,666	Common Stock	$20,000	$0.030	166,667	$0.060	2/23/2008
2/28/2006	Fergus Coyle	250,000	Common Stock	$10,000	$0.040	62,500	$0.080	2/27/2008
3/1/2006	Charles Hopper	1,428,571	Common Stock	$50,000	$0.035	357,143	$0.070	2/28/2008
3/2/2006	Mark D. Williams	857,142	Common Stock	$30,000	$0.035	214,286	$0.070	3/1/2008
3/10/2006	Angel Valentin	125,000	Common Stock	$5,000	$0.040	31,250	$0.080	3/9/2008
3/10/2006	Jeff Zenoniani	125,000	Common Stock	$5,000	$0.040	31,250	$0.080	3/9/2008
3/17/2006	Chaim Slomivc	250,000	Common Stock	$10,000	$0.040	62,500	$0.080	3/16/2008
3/24/2006	Raymond E. Imperial	142,857	Common Stock	$5,000	$0.035	35,714	$0.070	3/23/2008
3/24/2006	Martin J. Hennessey	300,000	Common Stock	$10,500	$0.035	75,000	$0.070	3/23/2006
3/26/2006	Thad Daber	142,857	Common Stock	$5,000	$0.035	35,714	$0.070	3/25/2008

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

Revenue Recognition

The Company derives revenue from three primary sources: (1) system hardware component sales revenue, (2) software license revenue and (3) services and maintenance and right to use revenue, which include support, maintenance, right to use fees and consulting. Revenue on system hardware component sales is recognized upon delivery to, and acceptance by the customer. Software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," ("SOP 97-2") issued by the American Institute of Certified Public Accountants. The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (4) collection is probable and (5) vendor-specific objective evidence ("VSOE") of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement.

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

Maintenance and right to use fees include updates (unspecified product upgrades and enhancements) on a when-and-if-available basis, telephone support and bug fixes or patches and maintenance of the systems hardware, which would include repairs or replacement as necessary. VSOE of fair value for maintenance and right to use fees is based upon stated annual renewal rates. Maintenance and right to use fees revenue is recognized ratably over the maintenance and right to use term.

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

Collection is Probable. Due to a lack of customer history upon which a judgment could be made as to the collectabilty of a particular receivable, revenue is currently recognized upon receipt of payment assuming all other conditions of the sale have been met.

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including but not limited to, those related to software development costs, goodwill and identifiable intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. An explanation of significant estimates and related judgments made in these areas are noted below. Since March 31, 2006, there have been no significant changes to our critical accounting policies.

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

Accounting for Convertible Notes

During 2004 the Company issued convertible debt securities with non-detachable and automatic conversion features. During 2005 the Company issued convertible debt securities with non-detachable and automatic conversion features and with detachable warrants. The note holders have the right to have the notes converted into a number of shares of the Company’s Common Stock at conversion prices ranging $0.033 to $0.12 per share.  The conversion prices on all the convertible notes issued in 2004 and most issued in 2005 were "in the money" on the date of the agreement resulting in a beneficial conversion feature. The note proceeds are allocated to the warrants and the beneficial conversion feature based on the relative fair values. The Company computes the fair value of the warrants using a Black-Scholes model. The Company computes the fair value of the beneficial conversion feature and the warrants based on the intrinsic method that computes the difference between the conversion price and the fair market price of the Company’s stock on the date of the agreement. The Company records the fair value of the beneficial conversion feature as an increase to paid in capital and a debt discount. The debt discount is amortized over the period between the date of the agreement and the automatic conversion date. The amortized debt discount is recorded as interest expense.

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to March 31, 2006, we generated less than $100,000 in total revenue. We have a cumulative net loss of approximately $33,940,000 since inception through March 31, 2006. These losses are principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. We expect our net losses to continue, and we do not know if or when we will reach profitability.

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

Technological Risks

Products Fail to Perform. We have operated our network demonstration systems on live client network conditions. We designed our technology to operate consistent with telephony standards, but we cannot assure you that our products will work uniformly over the entire range of network conditions. While our network monitoring tools are based on well-known and robust microelectronics components, we have limited commercial experience with our products. Accordingly, we lack information on maintenance and returns that might result from less than expected product performance.

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

Financing Risks

Need for Additional Financing; Dilution . We must raise working capital from private and public sources and prospectively from corporate alliances to fund our operations to the point of being self-funding. Should we fail to raise the necessary funding at the levels planned, we may be required to scale back or cease operations. We will be required to seek additional financing in the future. We can not assure you that adequate additional financing, on acceptable terms or at all, will be available when needed, or that future financing would not further dilute shareholders’ interests. In addition, as a result of our inability to generate sufficient cash flow, we have historically issued stock and options to our executives, employees and consultants in lieu of cash compensation. Additional dilution to our shareholders’ interests may occur.

Item 3. Controls and Procedures

(a)  Disclosure Controls and Procedures

The Company does not maintain a formal or written set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.   Later in 2006, the Company plans to hire a financial executive to design disclosure controls and procedures in advance of the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers.  The Company’s current informal disclosure controls and procedures would not constitute effective internal control over financial reporting as of March 31, 2006.

(b)  Internal Control Over Financial Reporting

During the course of the Company’s preparation of its 2004 financial statements, including the audit of those financial statements by the Company’s independent registered public accounting firm, five material weaknesses in the Company’s internal control over financial reporting were identified.  These material weakness were (1) the lack of an independent audit committee, (2) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (3) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (4) the lack of a significant segregation of duties or review of financial transactions and (5) the lack of documentation of controls and accounting procedures. Although some improvements have been made, these material weaknesses still exist as of March 31, 2006,

In connection with the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers in 2006, the Company plans to hire a financial executive to design effective disclosure controls and procedures.  The Company also plans to expand its Board of Directors, recruit independent directors, form an audit committee comprised solely of independent directors and otherwise remedy the material weaknesses and significant deficiencies in internal control over financial reporting that currently exist.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $969,000 and $991,400 as of December 31, 2005 and March 31, 2006, respectively.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The reduced settlement was not paid. The balance remaining as recorded on the financial statements as of March 31, 2006 was approximately $25,000.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid. As of March 31, 2006, the balance remaining was approximately $21,700.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The disclosure requirements for this item have been disclosed in Item 2 of this report under the caption "Liquidity and Capital Resources" is incorporated herein by reference. In addition, Item 5 below is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

In July, 2000 the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of these debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were convertible into common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of common stock. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2005 and March 31, 2006, respectively. Interest accrued related to the unconverted subordinated debentures was approximately $20,000 and $21,500 at December 31, 2005 and March 31, 2006, respectively. The Company is in default related to payments of interest and principal at March 31, 2006.

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $969,000 and $991,400 as of December 31, 2005 and March 31, 2006, respectively.

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s former Chairman for the principal, interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s former Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2005 and March 31, 2006 and is recorded in accounts payable and accrued expenses.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s Chairman. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $396,000 and $411,000 as of December 31, 2005 and March 31, 2006, respectively.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

During the first quarter of 2006, we issued the following subscription agreements and associated warrants.

Date of Agreement	Purchaser	Number of Securities	Type of Securities	Cash Consideration	Price per Share	Attached Warrants	Warrant Strike Price	Warrant Expiration Date
1/4/2006	Jerry VanDenBos	3,333,333	Common Stock	$100,000	$0.030	833,333	$0.060	1/22/2008
1/10/2006	Ralph C. Townsend	714,285	Common Stock	$25,000	$0.035	178,571	$0.070	1/22/2008
1/13/2006	E. James Grip	285,714	Common Stock	$10,000	$0.035	71,429	$0.070	1/22/2008
1/18/2006	Michael Obzud	285,714	Common Stock	$10,000	$0.035	71,429	$0.070	1/22/2008
1/31/2006	Bill & Charles Starks	142,857	Common Stock	$5,000	$0.035	35,714	$0.070	2/1/2008
2/6/2006	Craig Econopouly	285,714	Common Stock	$10,000	$0.035	71,429	$0.070	2/5/2008
2/6/2006	John Econopouly	28,571	Common Stock	$1,000	$0.035	7,143	$0.070	2/5/2008
2/10/2006	Ray Imperial	285,714	Common Stock	$10,000	$0.035	71,429	$0.070	2/9/2008
2/24/2006	Charles Mandracchia	666,666	Common Stock	$20,000	$0.030	166,667	$0.060	2/23/2008
2/24/2006	Joseph R. White	666,666	Common Stock	$20,000	$0.030	166,667	$0.060	2/23/2008
2/28/2006	Fergus Coyle	250,000	Common Stock	$10,000	$0.040	62,500	$0.080	2/27/2008
3/1/2006	Charles Hopper	1,428,571	Common Stock	$50,000	$0.035	357,143	$0.070	2/28/2008
3/2/2006	Mark D. Williams	857,142	Common Stock	$30,000	$0.035	214,286	$0.070	3/1/2008
3/10/2006	Angel Valentin	125,000	Common Stock	$5,000	$0.040	31,250	$0.080	3/9/2008
3/10/2006	Jeff Zenoniani	125,000	Common Stock	$5,000	$0.040	31,250	$0.080	3/9/2008
3/17/2006	Chaim Slomivc	250,000	Common Stock	$10,000	$0.040	62,500	$0.080	3/16/2008
3/24/2006	Raymond E. Imperial	142,857	Common Stock	$5,000	$0.035	35,714	$0.070	3/23/2008
3/24/2006	Martin J. Hennessey	300,000	Common Stock	$10,500	$0.035	75,000	$0.070	3/23/2006
3/26/2006	Thad Daber	142,857	Common Stock	$5,000	$0.035	35,714	$0.070	3/25/2008

Since March 31, 2006 we issued the following subscription agreements and associated warrants:
Date of Agreement	Purchaser	Number of Securities	Type of Securities	Cash Consider-ation	Price per Share	Attached Warrants	Warrant Strike Price	Warrant Expiration Date
4/4/2006	George & Bernice Gordon	444,444	Common Stock	$20,000	$0.045	111,111	$0.090	4/3/2008
4/10/2006	James R. Omer, Jr.	888,889	Common Stock	$40,000	$0.045	222,222	$0.090	4/9/2008
4/11/2006	Michael R. Brennan	100,000	Common Stock	$5,000	$0.050	25,000	$0.100	4/10/2008
4/20/2006	Dorothy Sawarin	500,000	Common Stock	$25,000	$0.050	125,000	$0.100	4/19/2008

For the period January through March 31, 2006 we issued 10,355,046 shares of restricted stock. We issued the following restricted stock pursuant to subscription agreements with the following:
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

In addition, we issued stock to the following individuals and reduced the accounts payable accordingly:
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

Date of Stock Option or Grant	Name of Employee (E) or Consultant (C)	Number of Stock Options Granted	Vesting Date	Expiration Date	Strike Price per Share
1/15/06	James Murphy (c)	2,500,000	Immediately	1/15/10	$0.10
7/22/2005	Constantine Theodoropulos (c) (1)	1,000,000	Immediately	6/1/10	$0.05
7/26/2005	Albert Green (c)	986,250	Immediately	1/30/08	$0.15

Total		4,486,250

(1) Re-issuance of option agreement dated 6/1/05 changing strike price per share from $0.10 to $0.05. All other terms of the option agreement remained the same.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.1	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.2	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

5.1	Opinion of Duane Morris LLP as to legality of securities being registered.

10.1	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)

10.2	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, noteholder, amount and conversion price.(2)

10.3	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)

10.4	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)

10.5	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)

10.6	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)

10.7	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)

10.8	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)

10.9	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)

10.10	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)

10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)

10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)

10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)

10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)

10.18	Stock Lock-up Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)

10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)

10.20	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)

10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)

10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)

10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)

10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)

10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)

10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)

10.29	Resignation by William J. Mortimer as General Manager of QoVox, Inc.(11)

10.30	Appointment of James Murphy as its Chief Executive Officer, President and Chairman of the Board of Directors.(12)

10.31	Appointment of Lehman Bros. Managing Director John T. Grady Jr. to Board of Directors.(13)

10.32	Appointment of Bob Nelson as Vice President, Worldwide Sales, for QoVox.(14)

10.33	Appointment of Michael West as Senior Vice President, National Accounts, for QoVox.(15)

10.34	Benson And Gordon Compensation Amendments.(16)

21.1	Subsidiaries of the Registrant.(3)

99.1	Exhibit of Unregistered Sales of Securities.(7)

99.2	Press Release dated September 1, 2005.(3)

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on June 14, 2004.
(3)	Incorporated by reference to the Form SB-2 filed by Datameg Corporation on September 1, 2005.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg NY on November 26, 2004.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB filed by Datameg NY on April 14, 2004.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB/A filed by Datameg NY on April 20, 2005.
(7)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg Corporation on August 29, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 22, 2005.
(9)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on February 27, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 14, 2005.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 17, 2006.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 23, 2006.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 1, 2006.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 14, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2006
(*)	Management contract or compensatory plan.

Exhibits (attached) to Form 10-QSB

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

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	May 22, 2006

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Datameg Corporation for the three months ended March 31, 2006;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d) disclosed in this quarterly report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

/s/ JAMES MURPHY
James Murphy
Chairman and Chief Executive Officer
May 22, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Datameg Corporation, a Delaware corporation (the "Company"), on Form 10-QSB for the three months ending March 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), I, James Murphy, Chairman and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ JAMES MURPHY
James Murphy
Chief Executive Officer
May 22, 2006

End of Filing