Form 10QSB/A
period 2006-03-31
DATAMEG CORP
filed 2006-08-21
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 340,813,359 shares of common stock outstanding as of August 14, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [x]

This amendment to our quarterly report on Form 10-QSB for the quarter ended March 31, 2006 contains corrections to a small number of minor typographical errors and corrections to other items identified in Exhibit 99.1 to this Form 10-QSB/A.

This Form 10-QSB/A for the quarter ended March 31, 2006 supercedes our Form 10-QSB filed with the Securities and Exchange Commission on May 22, 2006.

PART I

Item 1. Financial Statements

INDEX

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Financial Statements (unaudited)

For the Three Months Ended March 31, 2005 and 2006

Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,	March 31,
	2005	2006
		(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$6,872	$11,032

Accounts receivable, net	7,100	-

Inventory	159,788	152,478
Total current assets	173,760	163,510

PROPERTY AND EQUIPMENT, net	91,718	79,965

OTHER ASSETS:

Goodwill	206,746	206,746
Prepaid expenses	1,187	392
Deposits	7,218	7,218
Total other assets	215,151	214,356

Total assets	$480,629	$457,831

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Capital lease obligation	$8,302	$8,302
Promissory notes	1,364,873	1,630,216
Accounts payable and accrued expenses	1,229,599	1,245,587
Accrued compensation	1,469,827	1,249,995
Due to stockholders and officers	56,760	56,760
Convertible promissory notes, net of amortization	284,510	51,138
Convertible subordinated debentures	20,000	20,000
Deferred revenue	7,343	9,705
Liability for stock to be issued	279,263	595,913
Total current liabilities	4,720,477	4,867,616

Total liabilities	4,720,477	4,867,616

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; none and 10,000,000 shares authorized;
none issued or outstanding at December 31, 2005 and March 31,
2006 respectively

Common stock, $.0001 par value; 493,000,000 shares authorized and
330,458,313 shares issued and outstanding at December 31, 2005; $.0001 par value, 493,000,000 shares authorized at
March 31, 2005 and 340,813,359 shares issued and outstanding at March 31, 2006	33,047	34,081

Common stock subscriptions receivable	(469,556)	(469,556)
Additional paid-in capital	25,523,996	25,940,941
Stock options	4,750,667	4,813,861
Accumulated (deficit) during development stage	(34,010,063)	(34,661,173)
Total stockholders' equity (deficit)	(4,171,909)	(4,341,846)

Total liabilities and stockholders' equity (deficit)	$480,629	$457,831

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the three	For the three	Cumulative
	months ended	months ended	from inception
	March 31,	March 31,	(January 13, 1999)
	2005	2006	to March 31, 2006
	(unaudited)	(unaudited)	(unaudited)

REVENUE
Hardware and software sales	$-	$22,160	$94,100
Maintenance and support fees	2,837	3,879	18,791
Consulting fee income	-	-	4,750
Total Revenue	2,837	26,039	117,641

COST OF REVENUES	2,140	10,195	76,837
Gross Profit	697	15,844	40,804

OPERATING EXPENSES:
General and administrative	470,829	403,904	23,053,820
Selling and marketing	23,016	38,272	2,304,589
Research and development	201,338	94,259	6,210,393
Total operating expenses	695,183	536,435	31,568,802

Loss from operations	(694,486)	(520,591)	(31,527,998)

OTHER INCOME (EXPENSES):
Interest income	-	-	225
Interest expense	(476,007)	(130,519)	(2,976,258)
Loss on acquisition fee	-	-	(123,950)
Loss on disposal of property and equipment	-	-	(1,459)
Gain on disposal of property and equipment	12	-	37
Loss on impairment of patents	-	-	(127,274)
Gain (loss) on litigation	-	-	(159,240)
Realized gains on sale of securities	-	-	8,530
Total other income (expenses)	(475,995)	(130,519)	(3,379,389)

LOSS BEFORE BENEFIT FOR INCOME
TAXES AND MINORITY INTEREST	$(1,170,481)	(651,110)	(34,907,387)

Benefit for income taxes	-	-	-

LOSS BEFORE MINORITY INTEREST	$(1,170,481)	(651,110)	(34,907,387)

MINORITY INTEREST	-	-	246,214

NET LOSS	$(1,170,481)	$(651,110)	$(34,661,173)

Net loss per common share
(basic and diluted)	(0.00)	$(0.00)	$(0.24)

Weighted average number of common
shares outstanding	$276,550,932	338,795,677	144,912,102

The accompanying notes are an integral part of these consolidated financial statements

Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	For the three	For the three	From inception
	months ended	months ended	(January 13, 1999)
	March 31, 2005	March 31, 2006	to March 31, 2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,170,481)	$(651,110)	$(34,661,173)
Adjustments to reconcile net loss to net			-
cash used in operating activities:			-
Depreciation and amortization	4,875	11,753	139,068
Stock issued for purchase of in-process research and			-
development	-	-	870,600
Stock issued or to be issued, in lieu of
cash for professional services	86,394	9,750	8,701,195
Stock issued or to be issued to officers and
employees for reimbursement of corporate
expenses or compensation	-	-	2,797,631
Stock options and warrants issued in lieu of cash for			-
professional services and compensation	184,649	103,470	5,282,909
Property and equipment given in lieu of cash
for professional services	-	-	15,475
Loss on write-down of Inventory	-	-	13,822
Realized gains on sales of investments	-	-	(8,530)
Gain on sale of property and equipment	(12)	-	(37)
Loss on acquisition fee	-	-	123,950
Loss on disposal of property and equipment	-	-	1,459
Loss on impairment of patent	-	-	127,274
Loss on litigation	-	-	159,240
Minority interest	-	-	(154,550)
Stock issued in lieu of financing costs	-	-	140,250
Changes in assets and liabilities
affecting operations:
Accounts receivable (net)	50	7,100	50
Inventory	(206)	7,310	(166,299)
Prepaid expenses	(4,006)	795	22,725
Deposits	-	-	24,752
Promissory notes	37,268	41,140	1,159,006
Accounts payable and accrued expenses	(114,385)	15,988	2,417,163
Accrued compensation	119,312	4,374	1,579,782
Deferred revenue	(2,837)	2,362	9,705
Due to stockholders and officers	(17,687)	-	266,260
Liability for stock to be issued	-	-	1,518,963
Convertible notes, net of amortization	435,041	89,228	2,297,413
Convertible subordinated debentures	-	-	-
Short-term note payable	-	-	10,909
Net cash used in operating activities	(442,025)	(357,840)	(7,310,988)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	-	(183,982)
Sale of property and equipment	25	-	25
Payments for intangible assets	-	-	(127,274)
Payments for security deposits	-	-	(91,532)
Investment in subsidiary	-	-	(149,312)
Purchases of investments	-	-	(20,000)
Sales of investments	-	-	28,530
Net cash provided by (used in) investing activities	25	-	(543,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from shareholder	-	-	26,000
Repayment of loan from shareholder	-	-	(26,000)
Proceeds from short-term loan	-	-	120,000
Repayment of capital lease obligations	-	-	(32,002)
Net proceeds from issuance of stock			4,337,967
Net proceeds from stock to be issued	1,000	120,500	546,500
Proceeds from investments in subsidiary	-	-	25,000
Proceeds from issuance of warrants	-	-	25,000
Repayment of promissory note	-	-	(158,000)
Payment for treasury stock	-	-	(125,392)
Proceeds from issuance of debentures and promissory notes	441,000	241,500	3,126,492
Net cash provided by financing activities	442,000	362,000	7,865,565

NET CHANGE IN CASH	-	4,160	11,032

CASH, BEGINNING OF PERIOD	-	6,872	-

CASH, END OF PERIOD	$-	$11,032	$11,032

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of property and equipment
with capital lease	$-	$-	$42,540

Issuance of stock in exchange for notes
receivable	$-	$-	$656,251

Issuance of stock in exchange for notes payable	$461,250	$322,600	$1,885,663

Issuance of stock in exchange for promissory note	$-	$-	$24,750

Stock issued as a reduction of the liability for
stock to be issued	$1,407,920	$(186,400)	$4,147,998

Stock issued in lieu of deferred financing costs	$-	$-	$140,250

Stock issued in lieu of deferred compensation	$-	$-	$47,400

Stock issued in purchase of subsidiary	$-	$-	$483,658

Stock options issued as a reduction of
amounts due to stockholders and officers	$-	$-	$220,500

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Interest paid	$-	$-	$6,612

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

CASCommunications had no recorded assets as of March 31, 2006 and had a loss before minority interest of zero for the three months ended March 31, 2006 due to the lack of activity in 2006. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of March 31, 2006.

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

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Share-Based Payment

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share-based payments including stock options. The adoption of SFAS 123R did not have an impact on the Company’s financial position or results of operations as the Company had previously followed the fair value method under SFAS No. 123.

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140," which is effective for fiscal years beginning after September 15, 2006. This statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The provisions of SFAS 155 are not expected to have an impact recorded at adoption.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140," which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

C. INVENTORY

Inventory at December 31, 2005 and March 31, 2006 was $159,788 and $152,478, respectively, and all inventory was comprised of either raw materials and or finished goods.

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

E. CONVERTIBLE NOTES

In the period April through December 2004, the Company entered into agreements to issue convertible notes in the aggregate amount of $1,088,995 and convertible into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2005, the discount amortized to interest expense was approximately $847,000. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $8,000. By March 31, 2006 all but 156,816 of shares due to all conversions had been issued.

F. CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

In the period January through December 2005, the Company entered into agreements to issue convertible notes with detachable warrants in the amount of $1,627,507. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 30,244,538 shares. During 2005, we issued approximately 25,065,372 of these shares pursuant to conversions under these agreements. The detachable warrants issued during 2005 were valued under a Black-Scholes model and a debt discount of approximately $500,000 was recorded and added to paid in capital. During the three months ended March 31, 2006, the debt discount related to the value of the warrants and amortized to interest was approximately $30,450. In addition, a beneficial conversion value was recognized as additional debt discount and paid-in capital was added in the approximate amount of $910,000. For the three months ended March 31, 2006, the debt discount related to the beneficial conversion feature of the security and amortized to interest expense was approximately $52,400.

G. DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2005 and March 31, 2006, the Company was indebted to officers and stockholders in the amount of $56,760, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

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

J. RELATED PARTY TRANSACTIONS

As of December 31, 2005 and March 31, 2006, the Company was indebted to officers and stockholders in the amount of $56,760, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

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

On December 29, 2005, James Murphy was appointed Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Murphy’s compensation consists of: an annual salary of $150,000; stock options to purchase 2,500,000 shares of common stock of the Company at $.10 per share, subjecting to vesting as approved by the Board of Directors; standard Company benefits; and an annual discretionary bonus up to 75% of annual salary depending on his contribution to the Company and the Company’s commercial success, as determined by the Board of Directors. The stock options to purchase 2,500,000 shares were awarded on January 15, 2006 with immediate vesting and $22,500 was paid on account through March 31, 2006.

On March 9, 2006, the Company entered into a contract with Robert B. Nelson appointing him Vice President, Worldwide Sales, for QoVox, Inc. Mr. Nelson’s compensation is comprised of a base salary with incentives for reaching specific gross sales and field trial goals; options to purchase 50,000 shares of the Company’s unregistered stock. The stock options to purchase 50,000 shares agreement have not been issued and no compensation was paid by March 31, 2006.

On March 13, 2006, the Company entered into a contract with Michael West appointing him Senior Vice President, National Accounts, for QoVox, Inc. Mr. West’s compensation is comprised of a base salary with incentives for reaching specific sales goals; a stock grant of 1,000,000 shares of the Company’s unregistered stock, with 500,000 shares due upon execution of Mr. West’s contract and 500,000 shares due upon the Company’s receipt of new revenue. The initial stock grant of 500,000 shares has not been issued and no compensation was paid by March 31, 2006.

On March 13, 2006, the Company terminated its Sales Representation Agreement with Omni Solutions, Inc. by entering into a mutual settlement and release agreement. Omni Solutions, Inc. acknowledged receipt of 12,000,000 common shares together with $87,000 of previously accrued liabilities payable in 6 equal monthly installments in full satisfaction of amounts due under the Sales Representation Agreement that was included with accounts payable and accrued expenses at December 31, 2005.

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

In some of its standard Stock Purchase Agreements, the Company granted purchasers stock registration rights including a 2% monthly penalty for delayed registration. As of March 31, 2006, the Company has not met some of the registration requirements. While the Company intends to proceed with registration, legal counsel has advised the Company that the penalty is against public policy and is not payable or enforceable.

L. STOCK SUBSCRIPTION RECEIVABLE

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

M. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the three Months Ended March 31, 2005 (unaudited)		For the three Months Ended March 31, 2006 (unaudited)	Cumulative from Inception (January 13, 1999) to March 31, 2006 (unaudited)
Net Loss (numerator)	$ (1,170,481)	$ (651,110)	$ (34,661,173)
Weighted Average Shares (denominator)	276,550,932	338,795,677	144,912,102
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$(0.24)

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options and warrants granted as of March 31, 2006 and 2005 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

N. OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At March 31, 2006, current liabilities exceeded current assets by $4,704,106. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

O. SUBSEQUENT EVENTS

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

Our goal is to be the leading supplier of active voice quality test systems within two years. Thus, we have an immediate business focus on winning deals, installing our systems and delivering our services. There are three important elements to achieve this:

•	We need to commercialize our services offerings.
•	We need to build our sales and support channel.
•	We need to expand our R&D capability to further enhance the current product family.

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

Competition

There are a number of competitors in the VoIP Monitoring business. Agilent Technologies is the current market leader, as reported by Frost & Sullivan. We believe Agilent Technologies struggles to provide product enhancements but continues to capitalize on its early entry into this market. We believe that the eventual market leader is as of yet undetermined. Several suppliers are aggressively pursuing this business opportunity. Many competitors target the enterprise or large corporate customers; we target these as well as telecommunications service providers.

There are three elements of our competitive differentiation.

First, there are two basic techniques for monitoring the voice quality; many competitors have adopted passive techniques; we have adopted active techniques. We provide an active test solution. This means that we proactively and continuously make calls between various points in the networks. We can schedule and automate test campaigns that are repeated at specified time intervals to verify the connectivity and assess voice quality throughout the service providers’ network. In contrast, many of our competitors only provide passive test solutions, which monitor actual user traffic only. Passive voice quality techniques have the following disadvantages:

•	They cannot replicate call scenarios or situations.
•	They cannot compare test results for the same test campaigns run at different times.
•	They can only detect a problem at the same time a user experiences the problem.

We believe service providers need solutions that combine the benefits of active and passive techniques for comprehensive service management. We know that service providers need active testing solutions to proactively detect problems, to thoroughly characterize their service offering to reliably verify the service has been fixed once a problem is isolated and to resolve and enhance customer services and the customer’s experience with this new form of telecommunications.

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

In some of its standard Stock Purchase Agreements, the Company granted purchasers stock registration rights including a 2% monthly penalty for delayed registration. As of March 31, 2006, the Company has not met some of the registration requirements. While the Company intends to proceed with registration, legal counsel has advised the Company that the penalty is against public policy and is not payable or enforceable.

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

Share-Based Payment

The Company follows guidance provided in SFAS No. 123R, "Share-Based Payment", which requires companies to recognize expense for stock-based awards based on their estimated fair value on the grant date. The Company uses the fair value method of SFAS No. 123R to account for all stock options including those issued to employees.

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

Accounting for Convertible Notes

During 2004 the Company issued convertible debt securities with non-detachable and automatic conversion features. During 2005 the Company issued convertible debt securities with non-detachable and automatic conversion features and with detachable warrants. The note holders have the right to have the notes converted into a number of shares of the Company’s Common Stock at conversion prices ranging from $0.033 to $0.12 per share.  The conversion prices on all the convertible notes issued in 2004 and most issued in 2005 were "in the money" on the date of the agreement resulting in a beneficial conversion feature. The note proceeds are allocated to the warrants and the beneficial conversion feature based on the relative fair values. The Company computes the fair value of the warrants using a Black-Scholes model. The Company computes the fair value of the beneficial conversion feature and the warrants based on the intrinsic method that computes the difference between the conversion price and the fair market price of the Company’s stock on the date of the agreement. The Company records the fair value of the beneficial conversion feature as an increase to paid in capital and a debt discount. The debt discount is amortized over the period between the date of the agreement and the automatic conversion date. The amortized debt discount is recorded as interest expense.

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to March 31, 2006, we generated less than $100,000 in total revenue. We have a cumulative net loss of approximately $34,700,000 since inception through March 31, 2006. These losses are principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. We expect our net losses to continue, and we do not know if or when we will reach profitability.

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

Competition. Our potential network access competitors include, but are not limited to, major network equipment manufacturers such as Agilent Technologies, Empirex, MinaCom, and Radcom. Our competitors may have substantially greater research and development, marketing, financial, technological, personnel and managerial resources than we have.

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

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	August 14, 2006

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Datameg Corporation for the three months ended March 31, 2006;

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
August 14, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Datameg Corporation, a Delaware corporation (the "Company"), on Form 10-QSB/A for the three months ending March 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), I, James Murphy, Chairman and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ JAMES MURPHY
James Murphy
Chief Executive Officer
August 14, 2006

End of Filing