Form 10QSB
period 2006-06-30
DATAMEG CORP
filed 2006-09-19
CIK 716749

3: DATAMEG CORP (Form: 10QSB, Received: 11/14/2005 17:42:00)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file Number 333-128060

Datameg Corporation

(Name of Small Business Issuer in Its Charter)

Delaware	13-3134389
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
2150 South 1300 East, Suite 500, Salt Lake City, UT	84107
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (866) 739–3945

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 340,813,359 shares of common stock outstanding as of August 21, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

PART I

Item 1. Financial Statements

INDEX

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Consolidated Financial Statements (unaudited)

For the Three and Six Months Ended June 30, 2005 and 2006

Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,	June 30,
	2005	2006
		(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$6,872	$2,182

Accounts receivable, net	7,100	–

Inventory	159,788	152,478
Total current assets	173,760	154,660

PROPERTY AND EQUIPMENT, net	91,718	102,884

OTHER ASSETS:

Goodwill	206,746	206,746
Prepaid expenses	1,187	392
Deposits	7,218	7,218
Total other assets	215,151	214,356

Total assets	$480,629	$471,900

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Capital lease obligation	$8,302	$8,302
Promissory notes	1,364,873	1,664,006
Accounts payable and accrued expenses	1,229,599	1,203,703
Accrued compensation	1,469,827	1,366,326
Due to stockholders and officers	56,760	56,760
Convertible promissory notes, net of amortization	284,510	51,138
Convertible subordinated debentures	20,000	20,000
Deferred revenue	7,343	9,705
Liability for stock to be issued	279,263	756,436
Total current liabilities	4,720,477	5,136,376

Total liabilities	4,720,477	5,136,376

COMMITMENTS AND CONTINGENCIES	–

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; none and 10,000,000 shares authorized;
none issued or outstanding at December 31, 2005 and June 30,
2006 respectively

Common stock, $.0001 par value; 493,000,000 shares authorized and
330,458,313 shares issued and outstanding at December 31, 2005; $.0001 par value, 493,000,000 shares authorized
and 340,813,359 shares issued and outstanding at June 30, 2006	33,047	34,081

Common stock subscriptions receivable	(469,556)	(469,556)
Additional paid–in capital	25,523,996	25,850,334
Stock options	4,750,667	4,826,540
Accumulated (deficit) during development stage	(34,010,063)	(34,837,936)
Total stockholders' equity (deficit)	(4,171,909)	(4,596,537)

Total liabilities and stockholders' equity (deficit)	$480,629	$471,900

The accompanying notes are an integral part of these consolidated financial statements.

d10qsb_htm_toc

Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the three	For the three	For the six	For the six		Cumulative
	months ended	months ended	months ended	months ended		from inception
	June 30,	June 30,	June 30,	June 30,		(January 13, 1999)
	2005	2006	2005	2006		to June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)

REVENUE
Hardware and software sales	$10,974	$–	$10,974	$22,160		$94,100
Maintenance and support fees	3,132	–	5,969	3,879		18,791
Consulting fee income	–	–				4,750
Total Revenue	14,106	–	16,943	26,039		117,641

COST OF REVENUES	32,600	–	34,740	10,195		76,837
Gross Profit	(18,494)	–	(17,797)	15,844		40,804

OPERATING EXPENSES:
General and administrative	1,120,786	214,046	1,591,615	617,950		23,267,866
Selling and marketing	46,769	24,892	69,785	63,164		2,329,481
Research and development	258,961	–	460,299	94,259		6,210,393
Total operating expenses	1,426,516	238,938	2,121,699	775,373		31,807,740

Loss from operations	(1,445,010)	(238,938)	(2,139,496)	(759,529)		(31,766,936)

OTHER INCOME (EXPENSES):
Interest income	–					225
Interest expense	(416,831)	(29,017)	(892,838)	(68,344)		(2,914,083)
Loss on acquisition fee	–					(123,950)
Loss on disposal of property and equipment	–	–				(1,459)
Gain on disposal of property and equipment	–		12			37
Loss on impairment of patents	–	–				(127,274)
Gain (loss) on litigation	–					(159,240)
Realized gains on sale of securities	–	–				8,530
Total other income (Expense)	(416,831)	(29,017)	(892,826)	(68,344)		(3,317,214)

LOSS BEFORE BENEFIT FOR INCOME
TAXES AND MINORITY INTEREST	$(1,861,841)	(267,955)	$(3,032,322)	(827,873)		(35,084,150)

Benefit for income taxes	–

LOSS BEFORE MINORITY INTEREST	$(1,861,841)	(267,955)	$(3,032,322)	(827,873)		(35,084,150)

MINORITY INTEREST	–					246,214

NET LOSS	$(1,861,841)	$(267,955)	$(3,032,322)	$(827,873)		$(34,837,936)

Net loss per common share
(basic and diluted)	(0.01)	$(0.00)	(0.01)	$(0.00)	$

Weighted average number of common
shares outstanding	296,961,011	340,813,359	296,961,011	340,813,359

The accompanying notes are an integral part of these consolidated financial statements

d10qsb_htm_toc

Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
		For the six		For the six	From inception
		months ended		months ended	(January 13, 1999)
		30–Jun–05		30–Jun–06	to June 30, 2006
		(unaudited)		(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(3,032,322)		$(827,873)	$(34,837,936)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization		9,514		11,753	139,068
Stock issued for purchase of in–process research and
development		–		–	870,600
Stock issued or to be issued, in lieu of
cash for professional services		163,371		182,372	8,873,817
Stock issued or to be issued to officers and
employees for reimbursement of corporate
expenses or compensation		–		–	2,797,631
Stock options and warrants issued in lieu of cash for
professional services and compensation		1,034,646		103,470	5,282,909
Property and equipment given in lieu of cash
for professional services		–		–	15,475
Loss on write–down of inventory		28,262		–	13,822
Realized gains on sales of investments		–		–	(8,530)
Gain on sale of property and equipment		(12)		–	(37)
Loss on acquisition fee		–		–	123,950
Loss on disposal of property and equipment		–		–	1,459
Loss on impairment of patent		–		–	127,274
Loss on litigation		–		–	159,240
Minority interest		–		–	(154,550)
Stock issued in lieu of financing costs		–		–	140,250
Changes in assets and liabilities
affecting operations:
Accounts receivable (net)		50		7,100	50
Inventory		(71,516)		7,310	(166,299)
Prepaid expenses		(3,210)		795	22,725
Deposits		–		–	24,752
Promissory notes		24,539		74,927	1,192,793
Accounts payable and accrued expenses		(4,608)		(400,920)	2,000,255
Accrued compensation		85,263		120,705	1,696,113
Deferred revenue		19,347		2,362	9,705
Due to stockholders and officers		(9,286)		–	266,260
Liability for stock to be issued		–		–	1,518,963
Convertible notes, net amortization		815,352		89,228	2,297,413
Convertible subordinated debentures
Short–term note payable					10,909
Net cash used in operating activities		(940,610)		(628,771)	(7,581,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment		(688)		(22,919)	(206,901)
Sale of property and equipment		25		–	25
Payments for intangible assets		–		–	(127,274)
Payments for security deposits		–		–	(91,532)
Investment in subsidiary		–		–	(149,312)
Purchases of investments		–		–	(20,000)
Sales of investments		–		–	28,530
Net cash used in investing activities		(663)		(22,919)	(566,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from shareholder		–			26,000
Repayment of loan from shareholder		–		–	(26,000)
Proceeds from short–term loan		–		–	120,000
Repayment of capital lease obligations		–		–	(32,002)
Net proceeds from issuance of stock			–	145,000	4,482,967
Net proceeds from stock to be issued		1,000		502,000	928,000
Proceeds from investments in subsidiary		–		–	25,000
Proceeds from issuance of warrants		–		–	25,000
Repayment of promissory note		50,000		–	(158,000)
Payment for treasury stock		–		–	(125,392)
Proceeds from issuance of debentures and promissory notes		978,307			2,884,992
Net cash provided by financing activities		1,029,307		647,000	8,150,565

NET CHANGE IN CASH		88,034		(4,690)	2,182

CASH, BEGINNING OF PERIOD				6,872	–

CASH, END OF PERIOD		$88,034		$2,182	$2,182

Financing of property and equipment
with capital lease	$		$		$42,540

Issuance of stock in exchange for notes
receivable	$		$		$656,251

Issuance of stock or stock subscriptions in exchange for notes payable		$754,247		$322,600	$1,910,413

Issuance of stock in exchange for promissory note	$		$		$24,750

Stock issued as a reduction of the liability for
stock to be issued		$1,625,164		$120,827	$4,147,998

Stock issued in lieu of deferred financing costs		$–	$		$140,250

Stock issued in lieu of deferred compensation		$–	$		$47,400

Stock issued in purchase of subsidiary		$–	$		$483,658

Stock options issued as a reduction of
amounts due to stockholders and officers		$–	$		$220,500

Promissory notes issued for
accrued compensation		$–		$224,206	$224,206

Stock and/or options issued for reduction of accounts
payable and accrued expenses		$–		$443,427	$443,427

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION:
Interest paid		$–	$		$6,612

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

During the first quarter ended March 31, 2006, QoVox recorded revenue of approximately $22,160 and no additional revenue as of June 30, 2006. QoVox is actively pursuing additional near–term sales opportunities with its existing customer and others for its Network Assurance System and anticipates realization of these opportunities in the near–term.

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

CASCommunications had no recorded assets as of June 30, 2006 and had a loss before minority interest of zero for the three months ended June 30, 2006 due to the lack of activity in 2006. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of June 30, 2006.

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

On July 1, 2005, our wholly owned subsidiary, QoVox Corporation, filed Articles of Amendment to its Articles of Incorporation, changing its corporate name from North Electric Company, Inc. to QoVox Corporation. The new corporate name better reflects QoVox’s core business of helping service providers assure the quality of Voice over Internet Protocol (VoIP) and other next generation IP–based services.

The Company operates under the name of Datameg Corporation and trades under the symbol DTMG on the OTC–BB. The Company’s sole active subsidiary is QoVox Corporation, which the Company wholly owns.

d10qsb_htm_toc

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

The consolidated financial statements and notes are presented as required by Form 10–QSB and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10–KSB for the year ended December 31, 2005.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Share–Based Payment

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share–Based Payment" ("SFAS 123R"), which requires the measurement and recognition of compensation cost at fair value for all share–based payments including stock options. The adoption of SFAS 123R did not have an impact on the Company’s financial position or results of operations as the Company had previously followed the fair value method under SFAS No. 123.

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140" which is effective for fiscal years beginning after September 15, 2006. This statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The provisions of SFAS 155 are not expected to have an impact recorded at adoption.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140", which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

C. INVENTORY

Inventory at December 31, 2005 and June 30, 2006 was $159,788 and $152,478, respectively, and all inventory was comprised of either raw materials and or finished goods.

	December 31, 2005	June 30, 2006 (unaudited)
Raw Materials Inventory	$48,364	$44,062
Finished Goods	$111,424	$108,416
Total Inventory	$159,788	$152,478

The Company assembles finished goods for specific sale on approval contracts.

D. CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of these debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were convertible into common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of common stock. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2005 and June 30, 2006, respectively. Interest accrued related to the unconverted subordinated debentures was approximately $20,000 and $21,449 at December 31, 2005 and June 30, 2006, respectively, and is included in accounts payable and accrued expenses. The Company is in default related to payments of interest and principal at June 30, 2006.

E. CONVERTIBLE NOTES:

In the period April through December 2004, the Company entered into agreements to issue convertible notes in the aggregate amount of $1,088,995 and convertible into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2005, the discount amortized to interest expense was approximately $847,000. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $8,000. The remaining balance of $322,600 has been reclassified from Convertible promissory notes to Liability for stock to be issued as of June 30, 2006.

F. CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

In the period January through December 2005, the Company entered into agreements to issue convertible notes with detachable warrants in the amount of $1,627,507. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 30,244,538 shares. During 2005, we issued approximately 25,065,372 of these shares pursuant to conversions under these agreements. The detachable warrants issued during 2005 were valued under a Black–Scholes model and a debt discount of approximately $500,000 was recorded and added to paid in capital. During the three months ended June 30, 2006, the debt discount related to the value of the warrants and amortized to interest was approximately $30,450. In addition, a beneficial conversion value was recognized as additional debt discount and paid–in capital was added in the approximate amount of $910,000. The principal balance owed on these notes at June 30, 2006 was $51,138.

G. DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2005 and June 30, 2006, the Company was indebted to officers and stockholders in the amount of $56,760 for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation. Interest was not imputed due to its immaterial impact on the financial statements.

H. PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $969,000 and $1,013,800 as of December 31, 2005 and June 30, 2006, respectively.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s former Chairman. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $396,000 and $426,000 as of December 31, 2005 and June 30, 2006, respectively.

On March 28, 2006, the Company issued unsecured promissory notes for back compensation due in the aggregate of $224,206 to 3 Ohio software consultants. These notes are to be paid in 6 quarterly installments and bear interest of 7% per annum.

I. OTHER LIABILITIES

On December 18, 2001 the Company entered into a short–term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s Chairman for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid–in–capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2005 and June 30, 2006 and is recorded in accounts payable and accrued expenses.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The balance was paid in full on May 25, 2006, resulting in a $0 liability as of June 30, 2006.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of June 30, 2006, the balance remaining was approximately $34,000.

J. RELATED PARTY TRANSACTIONS

As of December 31, 2005 and June 30, 2006, the Company was indebted to officers and stockholders in the amount of $56,760 for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

K. COMMITMENTS AND CONTINGENCIES

Commitments:

In November 2003, the Company entered into an exclusive distribution agreement for the sale of QoVox products in the Pacific Rim. The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007. Under the distribution agreement, QoVox is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products. As of June 30, 2006, no products have been sold under this agreement.

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

On May 13, 2005, the Company entered into a Mutual General Release with Yes International, Inc. settling any and all claims either company may have had. The terms of the release provided that the Company pays Yes International $5,000 per month beginning in May for five months for a total of $25,000. The Company made its first payment of $5,000 on May 31, 2005 and has subsequently made $3,500 of additional payments. The Company is in default with respect to this agreement.

On July 1, 2005, we appointed Joshua E. Davidson to the position of Vice President, Finance. Effective as of July 1, 2005, Datameg and Mr. Davidson entered into a letter agreement, under which the Company agreed to pay to Mr. Davidson $700 per day (or $350 per half day) that he performs services for Datameg. On December 29, 2005 we amended the contract with Mr. Davidson changing the rate of pay to $75 per hour. In connection with his appointment as Vice President, Finance, Datameg granted to Mr. Davidson a one–time signing bonus of one million restricted shares of Datameg common stock, of which 50% (500,000 shares) were issued in 2005 and the remaining 50% (500,000 shares) vested on January 3, 2006, but remained unissued at June 30, 2006.

On July 25, 2005, we entered into an Option Agreement with Mark P. McGrath, our then Chairman, Chief Executive Officer and President, under which we granted a non–qualified stock option to acquire 2,500,000 shares of our common stock to Mr. McGrath. Also on July 25, 2005, we entered into a substantially identical Option Agreement with Joshua E. Davidson under which we granted a non–qualified stock option to acquire 2,500,000 shares of our common stock to Mr. Davidson. Each option (a) carries an exercise price of $0.06 per share (subject to adjustment for stock splits, stock dividends, reverse splits and the like), (b) becomes exercisable (vests) as to 500,000 shares on the first business day of each of the next five calendar quarters, beginning on October 3, 2005 and ending on October 2, 2006 and (c) has an expiration date of July 25, 2010. Mr. McGrath resigned from the Company on December 29, 2005 and his non–qualified stock option to acquire 2,500,000 shares lapsed on March 29, 2006. Mr. Davidson resigned from the Company effective August 4, 2006.

On December 29, 2005, James Murphy was appointed Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Murphy’s compensation consists of: an annual salary of $150,000; stock options to purchase 2,500,000 shares of common stock of the Company at $.10 per share, subjecting to vesting as approved by the Board of Directors; standard Company benefits; and an annual discretionary bonus up to 75% of annual salary depending on his contribution to the Company and the Company’s commercial success, as determined by the Board of Directors. The stock options to purchase 2,500,000 shares were awarded on January 15, 2006 with immediate vesting.

On March 9, 2006, the Company entered into a contract with Robert B. Nelson appointing him Vice President, Worldwide Sales, for QoVox, Inc. Mr. Nelson’s compensation is comprised of a base salary with incentives for reaching specific gross sales and field trial goals; options to purchase 50,000 shares of the Company’s unregistered stock. The stock options to purchase 50,000 shares agreement have not been issued and no compensation was paid by June 30, 2006.

On March 13, 2006, the Company entered into a contract with Michael West appointing him Senior Vice President, National Accounts, for QoVox, Inc. Mr. West’s compensation is comprised of a base salary with incentives for reaching specific sales goals; a stock grant of 1,000,000 shares of the Company’s unregistered stock, with 500,000 shares due upon execution of Mr. West’s contract and 500,000 shares due upon the Company’s receipt of new revenue. The initial stock grant of 500,000 shares has been issued and no compensation was paid by June 30, 2006.

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

On June 23, 2006, the Board of Directors of Datameg Corporation and former Director William J. Mortimer have agreed that he shall receive 2 million Datameg common shares in full satisfaction of his compensation earned under his Restricted Stock Agreement. A balance of 10 million common shares will be returned to the authorized and unissued stock of Datameg Corporation without a repurchase payment.

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

Contingencies:

During 1999, the Company entered into an agreement with a consulting firm for services rendered over the period October 1999 through June 2000. The agreement with the consultant may call for additional consideration totaling 4% of outstanding stock in warrants or warrants for 1,320,000 shares of the Company’s common stock at a strike price of $2.30 per share, contingent upon the consummation of the share exchange. The Company performed an analysis of the value of the warrants to determine the amount of a possible expense under SFAS No. 123. Using the Black–Scholes model, if the warrants had been issued, when the agreement was signed, they would have been valued at approximately $704,000. The Company believes that no such additional compensation is due to the consultant under the terms of the agreement. No amount has been recorded related to the possible requirements to issue warrants.

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

On April 27, 2005, the Company entered into a Mutual General Release with Andrew Benson whereby each of the Company and Mr. Benson agreed to unconditionally and completely release and discharge the other party (and his or its respective past, present, and future employees, officers, directors, agents, attorneys, representatives, affiliates, predecessors, heirs, successors and assigns) of and from all debts, actions, causes of action, agreements, obligations and liabilities. As a result of this agreement, contingent payroll tax liabilities previously indemnified by the former Chairman have become the contingent liabilities of the Company. The range of projected loss related to these contingent liabilities cannot be estimated at this time. Chief outside legal counsel has advised the Company that it is his opinion that said Mutual General Release is voidable as to Mr. Benson but the matter would be an issue determined in any court action.

On July 25, 2005, we entered into a Restricted Stock Agreement with William J. Mortimer, the then General Manager of the Company’s wholly–owned subsidiary, QoVox Corporation. Pursuant to the Restricted Stock Agreement, Mr. Mortimer purchased 12,000,000 shares of our common stock for a purchase price of $0.006 per share. These shares were issued in October 2005. Mr. Mortimer paid for those shares by forgoing receipt of consulting fees to which he was otherwise entitled under the agreement. We have a right to repurchase these shares at the original purchase price, in the event that Mr. Mortimer ceases to serve as a full–time employee or consultant to QoVox prior to achieving each respective vesting milestone. On December 12, 2005, Mr. Mortimer resigned his position as General Manager. Effective December 29, 2005 Mr. Mortimer resigned as a director of the Company.

A stock certificate for 12,000,000 restricted shares, which was according to his agreement to be held in escrow, was inadvertently issued to Mr. Mortimer. Approximately $151,000 was expensed during the quarter ended September 30, 2005 based on estimated vesting milestones. The Company and Mr. Mortimer disagreed as to what portion of the 12 million shares vested and what portion should be returned to the Company at the price paid by Mr. Mortimer. Since the Company issued the shares to Mr. Mortimer and since no further consulting services were received, the Company expensed the remaining compensation value of the shares of approximately $410,000 during the quarter ended December 31, 2005, representing total compensation value expensed at approximately $560,000. The Company has entered into an agreement with Mr. Mortimer that 2 million shares have vested and 10 million shares shall be returned at no cost. The return will result in the recording of a gain of $466,667 in the third quarter of 2006.

In some of its former standard Stock Purchase Agreements, the Company granted some purchasers stock registration rights including a 2% monthly penalty for delayed registration. As of June 30, 2006, the Company has not met some of the registration requirements. While the Company intends to proceed with registration, legal counsel has advised the Company that in his opinion the penalty is against Massachusetts’ public policy and is not payable or enforceable.

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

M. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2006
Net Loss (numerator)	$ (1,861,841)	$ (267,955)	$ (3,032,322)	$ (827,873)
Weighted Average Shares (denominator)	296,961,011	340,813,359	296,961,011	340,813,359
Basic and diluted net loss per commons share	$(0.01	$(0.00)	$(0.01)	$(0.00)

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options and warrants granted as of June 30, 2006 and 2005 are not included in the calculation of diluted EPS as their inclusion would be anti–dilutive.

N. OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At June 30, 2006, current liabilities exceeded current assets by $4,981,716. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

O. SUBSEQUENT EVENTS

On July 14, 2006, the foregoing agreements were amended:

    The option agreement dated January 1, 2004 granting Mr. Benson the right to exercise 5 million options to purchase a like number of Datameg common shares is revived in all terms and conditions, except that the option exercise price is reduced from $.20 per share to $.05 per share.
    The option agreement dated April 17, 2005 granting Andrew Benson the right to exercise 10 million options to purchase a like number of Datameg common shares is canceled and said option agreement shall be destroyed by Datameg Corporation. The Board of Directors so agreed.

On July 12, 2006, Investment banker Byron J. Collier, was appointed to the Advisory Board of Datameg Corporation by CEO James Murphy.

On July 21, 2006, the Company (Obligor) signed a settlement and mutual release and promissory note with the law firm of Gibson, Dunn & Crutcher (Holder). Obligor shall pay Holder the principal sum of $155,000 plus interest at the Stated Interest Rate as follows: $10,000.00 on or before December 1, 2006, $15,000.00 on or before March 15, 2007, $10,000.00 on or before June 15, 2007, $10,000.00 on or before September 15, 2007, $10,000.00 on or before December 15, 2007, $10,000.00 on or before March 15, 2008, $10,000.00 on or before June 15, 2008, $10,000.00 on or before September 15, 2008, $10,000.00 on or before December 15, 2008, $10,000.00 on or before March 15, 2009, and $50,000.00 plus all accrued and unpaid interest on or before June 15, 2009. Notwithstanding the payment schedule in the preceding sentence, Holder agrees to waive all accrued and unpaid interest if Obligor pays the sum of $155,000.00 by December 1, 2007. The balance on the promissory note accrues interest at a rate of 6% per annum.

Having received and considered a report by outside legal counsel on July 31, 2006, the Board of Directors of Datameg Corporation directed outside legal counsel to affect the move of the principal office of the Company from Massachusetts to Utah on or before September 29, 2006.

On July 31, 2006, the Company received a letter from counsel for Joshua E. Davidson, giving Mr. Davidson’s notice of termination as the Company Comptroller and Acting Chief Financial Officer. The letter further demands $17,500 to satisfy Mr. Davidson’s claims against the Company, with the potential for multiple damages for willful deceptive and unfair acts and practices if the matter proceeds to suit. Outside legal counsel is evaluating Mr. Davidson’s claims and the Company’s claims against Mr. Davidson.

On August 2, 2006, Former Director and Chief Executive Mark P. McGrath canceled his option agreement dated April 17, 2005 for 5 million shares.

On August 3, 2006, the Company dismissed Fitzgerald, Snyder & Co., P.C. ("Fitzgerald, Snyder") as the Company’s independent registered public accounting firm and engaged Child, Van Wagoner & Bradshaw, PLLC ("CVB") as its new independent registered public accounting firm for FY 2006.

Item 2. Plan of Operation

Plan of Operation

We are a development–stage technology company focused on providing service assurance systems products and services for network operators in the telecommunications industry. Our target customers are telecom operators and cable operators worldwide. We focus specifically on voice services over traditional circuit–switched and managed IP networks.

Through our wholly–owned subsidiary, QoVox Corporation, we design, develop and sell an active voice quality test system, capable of monitoring and providing analytical/statistical data that characterizes the connectivity and measurement of voice quality across communications networks. We are working on tools and techniques for network–wide fault identification, isolation and troubleshooting.

Communication service providers, such as telecom operators and cable operators, are challenged to deliver high–quality voice services, at the lowest cost, over managed IP infrastructures and interworking with traditional circuit–switched networks. To do this effectively, service providers must monitor and measure their voice service offering, proactively detect problems and resolve them quickly and cost–effectively, ideally before their customers experience any problem or service degradation. Additionally, if customers do report service problems, operators must be able to effectively identify the cause and fix the problem. QoVox provides the systems (products) and services to address these challenges.

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

VoIP service providers include local and long distance telephone companies, such as SBC, Verizon, Bellsouth, Qwest, Sprint, AT&T, MCI and others; cable multi–service operators (MSOs) such as Cablevision, Comcast, Cox, Rogers, Time Warner Cable and others; and emerging service providers, such as Vonage and others.

In November 2004, Frost & Sullivan reported the VoIP Monitoring market in 2004 was $50 million. By 2008, the VoIP Monitoring market is forecasted to reach $297 million, representing a 56% compounded annual growth rate from 2004 through 2008.

Business Challenge Driving Demand for New Tools and Services

Enterprise and residential customers expect and demand that their voice services are high quality and are offered at the lowest possible cost. To meet these expectations, communication service providers must save significant capital costs and operating expenses through deploying and operating next generation networks. These next generation networks utilize packet switching technology that is different from the traditional circuit–switched networks. Some service operators expect to save between 40% to 50% of their capital and operating expenditures.

Service providers are deploying and operating these next generation networks today, often interworking with traditional circuit–switched networks. Service providers need tools and services, like those QoVox offers, to report statistically and analytically the performance of their service and to isolate, diagnose and fix problems. Many service providers who have limited experience in managing these emerging networking technologies are focused today on deployment and need help to report on the service performance and to identify and troubleshoot problems. To deploy and operate these networks and services, service providers must buy tools and develop new expertise to deploy, operate and manage these new networks and services. This is the business opportunity that QoVox targets.

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

We have been conducting one field trial with Time Warner Cable, a large cable operator and another with Sprint, a large telecom operator. Our products are installed in multiple points throughout their networks and we have been actively characterizing the connectivity and measuring the voice quality across portions of these networks. These field trials have convinced us we have a differentiated product capability and value–added services offerings. These differentiators are: we provide a combination of hardware, software and services; we provide active 24/7 monitoring and testing, other competitors provide only passive testing when there is a report of voice quality or call failure; we can integrate across both the current Public Switched Telephone Network (PSTN) and the next generation network or VoIP; and we can replicate call testing. QoVox views the services capabilities it plans to develop as a significant value–add to customers and a significant potential enhancement to our revenue model.

QoVox has its office in Raleigh, North Carolina. At present, QoVox has two in–house sales representatives.

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

QoVox plans to provide and sell value–added services to operate customers’ network and service management systems for a subscription fee on an ongoing basis. On an agreed periodic schedule, QoVox will execute a test campaign, collect and analyze the test results and will produce a test report characterizing the network and service health. QoVox will identify and diagnose detected functional or performance problems.

Marketing and Sales

QoVox plans to develop a global sales and support channel, comprised of:

•	direct QoVox sales representatives, sales engineers and support specialists;
•	a network of specialized manufacturer’s representatives (MR) and value–added distributors; and
•	a small number of operational support system vendors, equipment manufacturers and system integrators who will provide referrals or resell the QoVox products and services.

In the next two years, QoVox expects to fully develop the sales and support channel:

•	in the U.S. and Canada, covering Tier 1 and Tier 2 wireline and mobile telecom operators and the Top 25 cable operators;
•	in western and eastern Europe; and
•	in Japan, China, Korea and India.

In the subsequent years, QoVox expects to develop the sales and support channel:

•	in South and Central America, with an emphasis on Mexico and Brazil;
•	across the rest of Asia; and
•	in the Middle East and Africa;

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

Short–Term Milestones

We have identified six milestones that we believe are important indications that we are on track to achieve our short–term business goals.

First, the sales cycle for these types of systems solutions is often 12–15 months, from the start of the vendor selection to the customer acceptance of the installed system. With the early phases of the two field trials completed, we are now seeking orders from these companies, as we work with them to plan their deployment and operation. We anticipate orders in the fourth quarter of 2006. These contracts typically require systems to be deployed in numerous sites across the service providers’ network; therefore, the time to install the systems can be significant. We anticipate revenue recognition by the end of year 2006.

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

Fifth, we plan to build our global sales and support organization. If we successfully raise the working capital, we expect to recruit and hire sales and support engineers by the later part of the first quarter of calendar 2007. We plan to put in place teams of sales representatives and sales engineers. We expect to sign agreements with specialized manufacturer’s representatives and distributors worldwide. We will seek global reseller agreements with other leading solution providers and systems integrators.

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

Liquidity and Capital Resources

Current cash on hand and projected cash on hand is inadequate to execute our plan of operation. We continue to seek additional financing through the offering and sale of our securities in order to satisfy our immediate and short–term cash needs. Given the losses incurred to date and the lack of substantial revenue generated, we have little or no access to conventional debt markets. Funding to support both short and mid–term requirements for product development and launch will be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from customer revenue in the future. The Company expects significant revenue in the second half of 2006. However, until the Company’s products generate significant revenue from a customer, future cash flows cannot be meaningfully projected.

In the period April through June 2006, the Company entered into subscription agreements to issue shares of unregistered stock most with detachable warrants with approximately nine (9) investors in the amount of $160,500. Additional information is provided below in Item 5. These funds were used to fund operations during the second three months of 2006. There can be no assurance that we will be able to raise additional capital on acceptable terms or at all. If we are unable to raise additional capital, we would need to curtail or reduce some or all of our operations, and some or all of QoVox’s operations.

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

Revenue Recognition

The Company derives revenue from three primary sources: (1) system hardware component sales revenue, (2) software license revenue and (3) services and maintenance and right to use revenue, which include support, maintenance, right to use fees and consulting. Revenue on system hardware component sales is recognized upon delivery to, and acceptance by the customer. Software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97–2, "Software Revenue Recognition," ("SOP 97–2") issued by the American Institute of Certified Public Accountants. The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or performs the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (4) collection is probable and (5) vendor–specific objective evidence ("VSOE") of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement.

Multiple Element Arrangements

The Company typically enters into arrangements with customers that include perpetual software licenses, system hardware, maintenance and right to use fees. Software licenses are sold on a per copy basis. Per copy licenses give customers the right to use a single copy of licensed software for exclusive use on the Company’s system hardware. Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98–9. Under the residual method, the Company allocates and defers revenue for the undelivered elements, based on VSOE of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement is deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which the Company cannot establish VSOE, the Company will recognize the entire arrangement fees ratably over the maintenance and support term.

System hardware is hardware that is installed at a customer site for the purpose of utilizing the licensed software and as such, does not qualify as a separately deliverable element. The timing of revenue recognition from the sale of system hardware is therefore dependent upon the recognition of revenue for the related software licenses.

Maintenance and right to use fees include updates (unspecified product upgrades and enhancements) on a when–and–if–available basis, telephone support and bug fixes or patches and maintenance of the systems hardware, which would include repairs or replacement as necessary. VSOE of fair value for maintenance and right to use fees is based upon stated annual renewal rates. Maintenance and right to use fees revenue is recognized ratably over the maintenance and right to use term.

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

Cost of Revenue

Cost of revenue includes costs related to user license, systems hardware and maintenance and right to use fees revenue. Cost of user license revenue includes material, packaging, shipping and other production costs and third–party royalties. Cost of systems hardware includes the cost of goods sold and installation costs. Cost of maintenance and right to use fees and consulting fees include related personnel costs, and hardware repair costs. Third–party consultant fees are also included in cost of services.

Inventory

The Company’s inventory is stated at the lower of cost or market value. Cost is determined using the first–in, first–out method. Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations.

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including but not limited to, those related to software development costs, goodwill and identifiable intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. An explanation of significant estimates and related judgments made in these areas are noted below. Since June 30, 2006, there have been no significant changes to our critical accounting policies.

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

Share–Based Payment

The Company follows guidance provided in SFAS No. 123R, "Share–Based Payment", which requires companies to recognize expense for stock–based awards based on their estimated fair value on the grant date. The Company uses the fair value method of SFAS No. 123R to account for all stock options including those issued to employees.

Income Taxes

The Company, a C–corporation, accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, start–up costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

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

Accounting for Convertible Notes

During 2004 the Company issued convertible debt securities with non–detachable and automatic conversion features. During 2005 the Company issued convertible debt securities with non–detachable and automatic conversion features and with detachable warrants. The note holders have the right to have the notes converted into a number of shares of the Company’s Common Stock at conversion prices ranging $0.033 to $0.12 per share.  The conversion prices on all the convertible notes issued in 2004 and most issued in 2005 were "in the money" on the date of the agreement resulting in a beneficial conversion feature. The note proceeds are allocated to the warrants and the beneficial conversion feature based on the relative fair values. The Company computes the fair value of the warrants using a Black–Scholes model. The Company computes the fair value of the beneficial conversion feature and the warrants based on the intrinsic method that computes the difference between the conversion price and the fair market price of the Company’s stock on the date of the agreement. The Company records the fair value of the beneficial conversion feature as an increase to paid in capital and a debt discount. The debt discount is amortized over the period between the date of the agreement and the automatic conversion date. The amortized debt discount is recorded as interest expense.

Risk Factors

Business Risks

Early Stage Development Company; Profitability Uncertain. Since our inception, we have been principally engaged in product and business development activities for our network monitoring system. Our technology demonstration programs with certain IP telephony service providers, including Sprint and Time Warner Cable, confirm the QoVox Network Assurance System’s performance and value to the communications industry. We believe that our initial demonstration and evaluation programs with certain carriers support the performance and efficacy of our system and will result in long–term implementation agreements. However, we can not assure you that commercial viability will be demonstrated for the QoVox Network Assurance Systems, or that other competitive network monitoring solutions will not be chosen as alternatives to our QoVox solutions. Should competitor products displace our products in the market, our prospects for profitability may not be realized.

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to June 30, 2006, we generated less than $100,000 in total revenue. We have a cumulative net loss of approximately $35,200,000 since inception through June 30, 2006. These losses are principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. We expect our net losses to continue, and we do not know if or when we will reach profitability.

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

Selling Price/Manufacturing Cost Reduction. We assume that our selling price per unit of product will be reduced over time as production is increased and target unit manufacturing costs are achieved. Selling price reduction and cost reductions are necessary to improve unit price–performance ratios and remain competitive. We can not assure you that we will successfully achieve target cost goals. Furthermore, our product costs may not be competitive with other commercially available network monitoring technologies.

Management of Growth. Our further development, and our goal to transition into a profitable going–concern, will require additional management as well as improved operational and financial systems. In addition, to achieve broader market acceptance, we will need to expand our marketing and sales staff, our employee base and the scope of our operations, all of which will require additional personnel and associated costs. We can not assure you that we will successfully manage such transition or the expansion of our operations, and our failure to do so could have an adverse effect on our Company. In general, our business plan calls for significant growth over the next five years. Our failure to manage our growth effectively could have a material adverse effect on our business, financial condition and operating results.

Technological Risks

Products Fail to Perform. We have operated our network demonstration systems on live client network conditions. We designed our technology to operate consistent with telephony standards, but we cannot assure you that our products will work uniformly over the entire range of network conditions. While our network monitoring tools are based on well–known and robust microelectronics components, we have limited commercial experience with our products. Accordingly, we lack information on maintenance and returns that might result from less than expected product performance.

Technological Obsolescence. Network monitoring and performance assurance technology is rapidly evolving and highly competitive. We can not assure you that our research and product development efforts will remain up–to–date given research efforts and technological activities of others, including initiatives and activities of governments, major research facilities and other corporations, nearly all of which enjoy far greater resources than we do.

Intellectual Property Risks. We do not own any patents. We rely primarily on trade secret laws, copyright law, unfair competition law and confidentiality agreements to protect our intellectual property. Our lack of ownership of patents, together with the trend toward litigation regarding patent and other intellectual property rights in the telecommunications and networking industries, mean that litigation by third parties is a possibility. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products or services. Any litigation regarding patents or other intellectual property could be costly and time–consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us, or at all. In addition, third parties may infringe our intellectual property, and we may expend significant resources enforcing our rights or suffer competitive injury.

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

Financing Risks

Need for Additional Financing; Dilution . We must raise working capital from private and public sources and prospectively from corporate alliances to fund our operations to the point of being self–funding. Should we fail to raise the necessary funding at the levels planned, we may be required to scale back or cease operations. We will be required to seek additional financing in the future. We can not assure you that adequate additional financing, on acceptable terms or at all, will be available when needed, or that future financing would not further dilute shareholders’ interests. In addition, as a result of our inability to generate sufficient cash flow, we have historically issued stock and options to our executives, employees and consultants in lieu of cash compensation. Additional dilution to our shareholders’ interests may occur.

Item 3. Controls and Procedures

(a)  Disclosure Controls and Procedures

The Company does not maintain a formal or written set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.   Later in 2006, the Company plans to hire a financial executive to design disclosure controls and procedures in advance of the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers.  The Company’s current informal disclosure controls and procedures would not constitute effective internal control over financial reporting as of June 30, 2006.

(b)  Internal Control Over Financial Reporting

During the course of the Company’s preparation of its 2004 financial statements, including the audit of those financial statements by the Company’s independent registered public accounting firm, five material weaknesses in the Company’s internal control over financial reporting were identified.  These material weakness were (1) the lack of an independent audit committee, (2) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (3) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (4) the lack of a significant segregation of duties or review of financial transactions and (5) the lack of documentation of controls and accounting procedures. Although some improvements have been made, these material weaknesses still exist as of June 30, 2006,

In connection with the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers in 2006, the Company plans to hire a financial executive to design effective disclosure controls and procedures.  The Company also plans to expand its Board of Directors, recruit independent directors, form an audit committee comprised solely of independent directors and otherwise remedy the material weaknesses and significant deficiencies in internal control over financial reporting that currently exist.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $969,000 and $1,013,800 as of December 31, 2005 and June 30, 2006, respectively.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The reduced settlement was paid in full on May 25, 2006, resulting in a $0 liability as of June 30, 2006.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of June 30, 2006, the balance remaining was approximately $34,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The disclosure requirements for this item have been disclosed in Item 2 of this report under the caption "Liquidity and Capital Resources" and are incorporated herein by reference. In addition, Item 5 below is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of these debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were convertible into common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of common stock. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2005 and June 30, 2006, respectively. Interest accrued related to the unconverted subordinated debentures was approximately $20,000 and $21,449 at December 31, 2005 and June 30, 2006, respectively. The Company is in default related to payments of interest and principal at June 30, 2006.

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $969,000 and $1,013,800 as of December 31, 2005 and June 30, 2006, respectively.

On December 18, 2001, the Company entered into a short–term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s former Chairman for the principal, interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s former Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid–in–capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2005 and June 30, 2006 and is recorded in accounts payable and accrued expenses.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s Chairman. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $396,000 and $426,000 as of December 31, 2005 and June 30, 2006, respectively.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

During the second quarter of 2006 and from the end of said quarter to the date of filing of this report, we issued the following subscription agreements and associated warrants.
Date of Agreement	Number of Securities	Type of Securities	Cash Consideration	Price per Share	Attached Warrants	Warrant Strike Price	Warrant Expiration Date

04/04/06	444,444	Common	$20,000	0.045	111,111	$0.09	4/4/2008
04/05/06	142,257	Common	$5,000	0.035	35,564	$0.07	4/4/2008
04/10/06	888,888	Common	$40,000	0.045	222,222	$0.09	4/10/2008
04/11/06	100,000	Common	$5,000	0.05	25,000	$0.10	4/11/2008
04/20/06	500,000	Common	$25,000	0.05	125,000	$0.10	4/20/2008
05/17/06	500,000	Common	$10,000	0.02	0	–	–
05/18/06	500,000	Common	$20,000	0.04	0	–	–
05/27/06	285,714	Common	$10,000	0.035	71,429	$0.07	4/4/2008
6/12/2006	714,285	Common	$25,000	0.035	178,571	$0.07	4/4/2008
6/20/2006	14,285	Common	$500		0	–	–
Totals	4,089,873		$160,500		768,897
7/11/2006	80,000	Common	$2,000	0.025	20,000	$0.05	7/11/2008
7/11/2006	100,000	Common	$2,500	0.025	25,000	$0.05	7/11/2008
7/11/2006	100,000	Common	$2,500	0.025	25,000	$0.05	7/11/2008
7/11/2006	500,000	Common	$10,000	0.02	0	–	–
7/12/2006	100,000	Common	$2,500	0.02	0	–	–
7/13/2006	500,000	Common	$10,000	0.02	0	–	–
7/18/2006	400,000	Common	$10,000	0.025	100,000	$0.05	7/18/2008
7/20/2006	500,000	Common	$15,000	0.03	0	–	–
Totals	2,280,000		$54,500		170,000

In addition, we issued stock to the following individuals and reduced the accounts payable accordingly:

None

During the second quarter of 2006, we granted the following stock options for our common stock to employees and consultants. All options listed below vested per the footnotes below.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8–K

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.1	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.2	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

5.1	Opinion of Duane Morris LLP as to legality of securities being registered.

10.1	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)

10.2	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, noteholder, amount and conversion price.(2)

10.3	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)

10.4	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)

10.5	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)

10.6	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)

10.7	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)

10.8	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)

10.9	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)

10.10	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)

10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)

10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)

10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)

10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)

10.18	Stock Lock–up Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)

10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)

10.20	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)

10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)

10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)

10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)

10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)

10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)

10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)

10.29	Resignation by William J. Mortimer as General Manager of QoVox, Inc.(11)

10.30	Appointment of James Murphy as its Chief Executive Officer, President and Chairman of the Board of Directors.(12)

10.31	Appointment of Lehman Bros. Managing Director John T. Grady Jr. to Board of Directors.(13)

10.32	Appointment of Bob Nelson as Vice President, Worldwide Sales, for QoVox.(14)

10.33	Appointment of Michael West as Senior Vice President, National Accounts, for QoVox.(15)

10.34	Benson And Gordon Compensation Amendments.(16)

10.35	Director Mark P. McGrath resignation. (17)

10.36	Investment banker Byron J. Collier appointed to the Advisory Board (18)

10.37	Director William J. Mortimer receives 2 million Datameg common shares, returns 10 million under RSA (19)

10.38	Benson Amendment And Utah Move (20)

10.39	Former Director and Chief Executive Mark P. McGrath canceled his option agreement for 10 million shares. (21)

10.40	Changes in Registrant’s Certifying Accountant (22)

21.1	Subsidiaries of the Registrant.(3)

99.1	Exhibit of Unregistered Sales of Securities.(7)

99.2	Press Release dated September 1, 2005.(3)

(1)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on May 4, 2005.

(2)	Incorporated by reference to the Form SB–2/A filed by Datameg NY on June 14, 2004.

(3)	Incorporated by reference to the Form SB–2 filed by Datameg Corporation on September 1, 2005.

(4)	Incorporated by reference to the Quarterly Report on Form 10–QSB/A filed by Datameg NY on November 26, 2004.

(5)	Incorporated by reference to the Annual Report on Form 10–KSB filed by Datameg NY on April 14, 2004.

(6)	Incorporated by reference to the Annual Report on Form 10–KSB/A filed by Datameg NY on April 20, 2005.

(7)	Incorporated by reference to the Quarterly Report on Form 10–QSB/A filed by Datameg Corporation on August 29, 2005.

(8)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on September 22, 2005.

(9)	Incorporated by reference to the Form SB–2/A filed by Datameg NY on February 27, 2004.

(10)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on December 14, 2005.
(12)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on January 17, 2006.
(13)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on February 23, 2006.
(14)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on March 1, 2006.
(15)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on March 14, 2006.
(16)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on April 20, 2006

(17)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on June 7, 2006
(18)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on July 12, 2006
(19)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on July 14, 2006
(20)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on July 31, 2006
(21)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on August 4, 2006
(22)	Incorporated by reference to the Current Report on Form 8–K filed by Datameg Corporation on August 7, 2006
(*)	Management contract or compensatory plan.

Exhibits (attached) to Form 10–QSB

31.1 Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1 Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	September 19, 2006

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES–OXLEY ACT OF 2002

I, James Murphy, certify that:

1. I have reviewed this quarterly report on Form 10–QSB of Datameg Corporation for the three months ended June 30, 2006;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the small business issuer and have:

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

By:	/s/ JAMES MURPHY
James Murphy
Chairman and Chief Executive Officer
September 19, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES–OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Datameg Corporation, a Delaware corporation (the "Company"), on Form 10–QSB for the three months ending June 30, 2006, as filed with the Securities and Exchange Commission (the "Report"), I, James Murphy, Chairman and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ JAMES MURPHY
James Murphy
Chief Executive Officer
September 19, 2006

End of Filing