Form 10QSB
period 2006-09-30
DATAMEG CORP
filed 2006-11-20
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Issuer’s telephone number: (866) 739-3945

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

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 359,394,435 shares of common stock outstanding as of November 17, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

PART I

Item 1. Financial Statements

INDEX

Datameg Corporation and Subsidiaries

(A Development Stage Enterprise)

Condensed Consolidated Financial Statements (unaudited)

For the Three and Nine Months Ended September 30, 2005 and 2006

DATAMEG CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)

ASSETS
	September 30,	December 31,
	2006	2005
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$ 11,190	$ 6,872
Accounts receivable, net	-	7,100
Inventory	152,478	159,788

Total Current Assets	163,668	173,760

PROPERTY AND EQUIPMENT - NET	11,532	91,718

OTHER ASSETS

Goodwill	206,746	206,746
Prepaid expenses	392	1,187
Deposits	7,218	7,218

Total Other Assets	214,356	215,151

TOTAL ASSETS	$ 389,556	$ 480,629

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 1,776,397	$ 1,750,663
Deferred revenue	9,704	7,343
Accrued compensation	1,438,870	1,469,827
Due to related parties	75,710	56,760
Capital lease obligation	8,302	8,302
Convertible promissory notes, net of amortization	252,378	284,510
Convertible subordinated debentures	20,000	20,000
Notes payable	1,087,689	843,809

Total Current Liabilities	4,669,050	4,441,214

NOTES PAYABLE - LONG-TERM PORTION	155,000	-

TOTAL LIABILITIES	4,824,050	4,441,214

MINORITY INTEREST	(67,939)	(67,939)

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value; 493,000,000 shares authorized,
345,388,485 and 330,458,313 shares issued and outstanding, respectively	34539	33,047
Additional paid-in capital	27,234,893	25,523,996
Liability for stock to be issued	280,813	279,263
Stock subscriptions receivable	(469,556)	(469,556)
Stock options	3,759,040	4,750,667
Accumulated deficit during development stage	(35,206,284)	(34,010,063)

Total Stockholders' Deficit	(4,366,555)	(3,892,646)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 389,556	$ 480,629

The accompanying notes are an integral part of these consolidated financial statements.

DATAMEG CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(unaudited)
					From Inception
					on January 13,
	For the Three Months		For the Nine Months		1999 Through
	Ended September 30,		Ended September 30,		September 30,
	2006	2005	2006	2005	2006

NET SALES	$ -	$ 3,722	$ 26,039	$ 20,665	$ 117,641
COST OF SALES	-	13,856	10,195	20,884	76,837

GROSS MARGIN	-	(10,134)	15,844	(219)	40,804

OPERATING EXPENSES
General and administrative	314,115	1,426,237	932,065	3,017,852	23,581,981
Selling and marketing	-	27,684	63,164	97,469	2,329,481
Research and development	-	234,131	94,259	694,430	6,210,393

Total Operating Expenses	314,115	1,688,052	1,089,488	3,809,751	32,121,855

LOSS FROM OPERATIONS	(314,115)	(1,698,186)	(1,073,644)	(3,809,970)	(32,081,051)

OTHER INCOME (EXPENSES)
Interest expense	(42,366)	(445,875)	(110,710)	(1,338,713)	(2,956,449)
Interest income	-	-	-	-	225
Gain (loss) on disposal of property
and equipment	-	-	-	12	(1,422)
Loss on litigation	(11,867)	-	(11,867)	-	(171,107)
Loss on acquisition fee	-	-	-	-	(123,950)
Loss on impairment of patents	-	-	-	-	(127,274)
Realized gain on sale of securities	-	-	-	-	8,530

Total Other Income (Expenses)	(54,233)	(445,875)	(122,577)	(1,338,701)	(3,371,447)

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST	(368,348)	(2,144,061)	(1,196,221)	(5,148,671)	(35,452,498)

PROVISION FOR INCOME TAXES	-	-	-	-	-

MINORITY INTEREST IN
SUBSIDIARIES LOSSES	-	-	-	-	246,214

NET LOSS	$ (368,348)	$ (2,144,061)	$ (1,196,221)	$ (5,148,671)	$ (35,206,284)

BASIC AND DILUTED:
Net loss per common share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted average shares outstanding	343,100,922	302,338,825	339,368,379	294,782,093

The accompanying notes are an integral part of these consolidated financial statements

DATAMEG CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
			From Inception
			on January 13,
	For the Nine Months		1999 Through
	Ended September 30,		September 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,196,221)	$ (5,148,671)	$ (35,206,284)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	11,753	25,068	139,068
Common stock issued in lieu of cash for services rendered	182,372	226,371	8,873,817
Common stock issued for assets	-	-	870,600
Common stock issued for debt	-	-	2,797,631
Common stock issued for expenses	-	-	140,250
Stock options issued in lieu of cash for services rendered	103,470	1,574,903	5,282,909
Property & equipment given in lieu of cash for services rendered	-	-	15,475
Loss on write-down of inventory	-	13,822	13,822
Realized gains on sales of investments	-	-	(8,530)
Gain on sale of property and equipment	-	(12)	(37)
Loss on sale of property and equipment	-	-	1,459
Loss on acquisition fee	-	-	123,950
Loss on patent impairment	-	-	127,274
Loss on litigation	-	-	159,240
Minority interest in subsidiaries losses	-	-	(154,550)
Changes in operating assets and liabilities:
Accounts receivable	7,100	50	50
Inventory	7,310	(71,567)	(166,299)
Prepaid expenses	795	27,885	22,725
Deposits	-	-	(66,780)
Accounts payable and accrued expenses	36,900	276,645	2,438,075
Deferred revenue	2,361	15,624	9,704
Accrued compensation	(30,957)	185,313	1,544,451
Liability for stock to be issued	1,550	-	1,520,513

Net Cash Used by Operating Activities	(873,567)	(2,874,569)	(11,521,467)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,919)	(87,689)	(206,901)
Proceeds from sale of property and equipment	-	25	25
Payments for intangible assets	-	-	(127,274)
Investments in subsidiary	-	-	(124,312)
Purchases of investments	-	-	(20,000)
Sales of investments	-	-	28,530

Net Cash Used by Investing Activities	(22,919)	(87,664)	(449,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from due related parties	18,950	-	311,210
Payments on due to related parties	-	(9,286)	(26,000)
Proceeds from notes payable	398,880	2,990,099	6,740,832
Payments on notes payable	(32,132)	-	(222,134)
Net proceeds from issuance of common stock	515,106	1,000	5,279,073
Proceeds from issuance of warrants	-	-	25,000
Payment to reacquire common stock	-	-	(125,392)

Net Cash Provided by Financing Activities	$ 900,804	$ 2,981,813	$ 11,982,589

NET INCREASE IN CASH AND CASH EQUIVALENTS	$ 4,318	$ 19,580	$ 11,190

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,872	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 11,190	$ 19,580	$ 11,190

DATAMEG CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(unaudited)
			From Inception
			on January 13,
	For the Nine Months		1999 Through
	Ended September 30,		September 30,
	2006	2005	2006
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$ -	$ -	$ 6,612
Income taxes	$ -	$ -	$ -

Non-Cash Investing and Financing Activities

Capital lease for equipment	$ -	$ -	$ 42,540
Common stock issued for prommissory notes	$ -	$ 1,265,847	$ 2,244,064
Common stock issued for stock liability	$ -	$ 1,626,414	$ 4,334,398
Common stock issued for other debt	$ -	$ -	$ 187,650
Common stock issued in acquisition of subsdiary	$ -	$ -	$ 483,658
Stock options issued for debt	$ -	$ -	$ 250,500

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

During the first quarter ended March 31, 2006, QoVox recorded revenue of approximately $22,160 and no additional revenue as of September 30, 2006. QoVox is actively pursuing additional near-term sales opportunities with its existing customer and others for its Network Assurance System and anticipates realization of these opportunities in the near-term.

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

CASCommunications had no recorded assets as of September 30, 2006 and had a loss before minority interest of zero for the three months ended September 30, 2006 due to the lack of activity in 2006. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of September 30, 2006.

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

C. INVENTORY

Inventory at December 31, 2005 and September 30, 2006 was $159,788 and $152,478, respectively, and all inventory was comprised of either raw materials and or finished goods.

	December 31, 2005	September 30, 2006 (unaudited)
Raw Materials Inventory	$48,364	$44,062
Finished Goods	$111,424	$108,416
Total Inventory	$159,788	$152,478

The Company assembles finished goods for specific sale on approval contracts.

D. CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of these debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were convertible into common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of common stock. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2005 and September 30, 2006.

E. CONVERTIBLE NOTES:

In the period April through December 2004, the Company entered into agreements to issue convertible notes in the aggregate amount of $1,088,995 and convertible into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2005, the discount amortized to interest expense was approximately $847,000. The unamortized balance of $322,600, has been reclassified to Liability for Stock to be Issued at September 30, 2006.

F. CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

In the period January through December 2005, the Company entered into agreements to issue convertible notes with detachable warrants in the amount of $1,627,507. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 30,244,538 shares. During 2005, we issued approximately 25,065,372 of these shares pursuant to conversions under these agreements. The detachable warrants issued during 2005 were valued under a Black-Scholes model and a debt discount of approximately $500,000 was recorded and added to paid in capital. During the three months ended September 30, 2006, the debt discount related to the value of the warrants and amortized to interest was approximately $31,676. A beneficial conversion value in 2005 was recognized as additional debt discount and paid-in capital was added in the approximate amount of $910,000. The principal balance owed on these notes at September 30, 2006 and December 31, 2005 was $252,378 and $284,510, respectively.

G. DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2005 and September 30, 2006, the Company was indebted to officers and stockholders in the amounts of $56,760 and $75,710 respectively for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation. Interest was not imputed due to its immaterial impact on the financial statements.

H. PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $969,000 and $1,036,200 as of December 31, 2005 and September 30, 2006, respectively.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through September 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s former Chairman. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $396,000 and $440,481 as of December 31, 2005 and September 30, 2006, respectively.

On March 28, 2006, the Company issued unsecured promissory notes for back compensation due in the aggregate of $224,206 to 3 Ohio software consultants. These notes are to be paid in 6 quarterly installments and bear interest of 7% per annum.

I. OTHER LIABILITIES

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s Chairman for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,398 at December 31, 2005 and September 30, 2006 and is recorded in accounts payable and accrued expenses.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The balance was paid in full on May 25, 2006, resulting in a $0 liability as of September 30, 2006.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of September 30, 2006, the balance remaining was approximately $34,000.

J. RELATED PARTY TRANSACTIONS

As of December 31, 2005 and September 30, 2006, the Company was indebted to related parties in the amount of $56,760 and $75,710, respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.

K. COMMITMENTS AND CONTINGENCIES

Commitments:

In November 2003, the Company entered into an exclusive distribution agreement for the sale of QoVox products in the Pacific Rim. The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007. Under the distribution agreement, QoVox is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products. As of September 30, 2006, no products have been sold under this agreement.

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

On July 1, 2005, we appointed Joshua E. Davidson to the position of Vice President, Finance. Effective as of July 1, 2005, Datameg and Mr. Davidson entered into a letter agreement, under which the Company agreed to pay to Mr. Davidson $700 per day (or $350 per half day) that he performs services for Datameg. On December 29, 2005 we amended the contract with Mr. Davidson changing the rate of pay to $75 per hour. In connection with his appointment as Vice President, Finance, Datameg granted to Mr. Davidson a one-time signing bonus of one million restricted shares of Datameg common stock, of which 50% (500,000 shares) were issued in 2005 and the remaining 50% (500,000 shares) vested on January 3, 2006, but remained unissued at September 30, 2006. On July 28, 2006, Mr. Davidson resigned his position and filed suit in Boston municipal court claiming $14,900 in additional compensation. The Company has denied his claim and has counter claimed for damages.

On July 25, 2005, we entered into an Option Agreement with Mark P. McGrath, our then Chairman, Chief Executive Officer and President, under which we granted a non-qualified stock option to acquire 2,500,000 shares of our common stock to Mr. McGrath. Also on July 25, 2005, we entered into a substantially identical Option Agreement with Joshua E. Davidson under which we granted a non-qualified stock option to acquire 2,500,000 shares of our common stock to Mr. Davidson. Each option (a) carries an exercise price of $0.06 per share (subject to adjustment for stock splits, stock dividends, reverse splits and the like), (b) becomes exercisable (vests) as to 500,000 shares on the first business day of each of the next five calendar quarters, beginning on October 3, 2005 and ending on October 2, 2006 and (c) has an expiration date of July 25, 2010. Mr. McGrath resigned from the Company on December 29, 2005 and his non-qualified stock option to acquire 2,500,000 shares lapsed on March 29, 2006. Mr. Davidson resigned from the Company effective August 4, 2006 his non-qualified stock option to acquire 2,500,000 shares lapsed on November 4, 2006.

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

On March 9, 2006, the Company entered into a contract with Robert B. Nelson appointing him Vice President, Worldwide Sales, for QoVox, Inc. Mr. Nelson’s compensation is comprised of a base salary with incentives for reaching specific gross sales and field trial goals; options to purchase 50,000 shares of the Company’s unregistered stock. The stock options to purchase 50,000 shares agreement have not been issued as of September 30, 2006.

On March 13, 2006, the Company entered into a contract with Michael West appointing him Senior Vice President, National Accounts, for QoVox, Inc. Mr. West’s compensation is comprised of a base salary with incentives for reaching specific sales goals; a stock grant of 1,000,000 shares of the Company’s unregistered stock, with 500,000 shares due upon execution of Mr. West’s contract and 500,000 shares due upon the Company’s receipt of new revenue. The initial stock grant of 500,000 shares has been issued.

On March 13, 2006, the Company terminated its Sales Representation Agreement with Omni Solutions, Inc. by entering into a mutual settlement and release agreement. Omni Solutions, Inc. acknowledged receipt of 12,000,000 common shares together with $87,000 of previously accrued liabilities payable in 6 equal monthly installments in full satisfaction of amounts due under the Sales Representation Agreement that was included with accounts payable and accrued expenses as of December 31, 2005.

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

On June 23, 2006, the Board of Directors of Datameg Corporation and former Director William J. Mortimer have agreed that he shall receive 2 million Datameg common shares in full satisfaction of his compensation earned under his Restricted Stock Agreement. As of September 30, 2006, a balance of 10 million common shares was returned to the authorized and unissued stock of Datameg Corporation without a repurchase payment and the Company received a credit of $466,667.

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

Having received and considered a report by outside legal counsel on July 31, 2006, the Board of Directors of Datameg Corporation directed outside legal counsel to affect the move of the principal office of the Company from Massachusetts to Utah on or before September 29, 2006. The move took place effective August 22, 2006 and new Company contact details are in the heading of this report.

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

On April 27, 2005, the Company entered into a Mutual General Release with Andrew Benson whereby each of the Company and Mr. Benson agreed to unconditionally and completely release and discharge the other party (and his or its respective past, present, and future employees, officers, directors, agents, attorneys, representatives, affiliates, predecessors, heirs, successors and assigns) of and from all debts, actions, causes of action, agreements, obligations and liabilities. As a result of this agreement, contingent payroll tax liabilities previously indemnified by the former Chairman have become the contingent liabilities of the Company. The range of projected loss related to these contingent liabilities cannot be estimated at this time. Chief outside legal counsel has advised the Company that it is his opinion that said Mutual General Release is voidable by the Company as to Mr. Benson but the matter would be an issue determined in any court action.

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

A stock certificate for 12,000,000 restricted shares, which was according to his agreement to be held in escrow, was inadvertently issued to Mr. Mortimer. Approximately $151,000 was expensed during the quarter ended September 30, 2005 based on estimated vesting milestones. The Company and Mr. Mortimer disagreed as to what portion of the 12 million shares vested and what portion should be returned to the Company at the price paid by Mr. Mortimer. Since the Company issued the shares to Mr. Mortimer and since no further consulting services were received, the Company expensed the remaining compensation value of the shares of approximately $410,000 during the quarter ended December 31, 2005, representing total compensation value expensed at approximately $560,000. The Company entered into an agreement with Mr. Mortimer that 2 million shares have vested and 10 million shares shall be returned at no cost. The return resulted in the recording of a gain of $466,667 in the third quarter of 2006.

In some of its former standard Stock Purchase Agreements, the Company granted some purchasers stock registration rights including a 2% monthly penalty for delayed registration. As of September 30, 2006, the Company has not met some of the registration requirements. While the Company intends to proceed with registration, legal counsel has advised the Company that in his opinion the penalty is against Massachusetts’ public policy and is not payable or enforceable.

On July 31, 2006, the Company received a letter from counsel for Joshua E. Davidson, giving Mr. Davidson’s notice of termination as the Company Comptroller and Acting Chief Financial Officer. The letter further demands $17,500 to satisfy Mr. Davidson’s claims against the Company, with the potential for multiple damages for willful deceptive and unfair acts and practices if the matter proceeds to suit. On September 22, 2006, Mr. Davidson filed suit against the Company and the Company’s CEO, individually, in Boston municipal court for $14,900 and multiple damages. The Company obtained litigation counsel and on October 16, 2006, defendants filed their answers denying all Mr. Davidson’s claims with the Company filing counter claims against Mr. Davidson and removing the matter to a court of increased jurisdiction.

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

M. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006
Net Loss (numerator)	(2,144,061)	(368,348)	(5,148,671)	(1,196,221)
Weighted Average Shares (denominator)	302,338,825	343,100,922	294,782,093	339,368,379
Basic and diluted net loss per commons share	(0.01)	0.00	(0.02)	0.00

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options and warrants granted as of September 30, 2006 and 2005 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

N. OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. *At September 30, 2006, current liabilities exceeded current assets by $4,279,494. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

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

Second, we anticipate more field trials in various telecom and service providers throughout the industry and we expect this to increase once we have developed our sales channel. These are important evaluations and a critical phase in the sales cycle. If successful, they generally lead to the purchase and deployment of the system. We anticipate starting a couple of field trials with leading cable and telecom operators each quarter beginning in 2007.

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates, including but not limited to, those related to software development costs, goodwill and identifiable intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. An explanation of significant estimates and related judgments made in these areas are noted below. Since September 30, 2006, there have been no significant changes to our critical accounting policies.

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to September 30, 2006, we generated less than $100,000 in total revenue. We have a cumulative net loss of approximately $35,200,000 since inception through September 30, 2006. These losses are principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. We expect our net losses to continue, and we do not know if or when we will reach profitability.

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

Item 3. Controls and Procedures

(a)  Disclosure Controls and Procedures

The Company does not maintain a formal or written set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.   Later in 2006, the Company plans to hire a financial executive to design disclosure controls and procedures in advance of the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers.  The Company’s current informal disclosure controls and procedures would not constitute effective internal control over financial reporting as of September 30, 2006.

(b)  Internal Control Over Financial Reporting

During the course of the Company’s preparation of its 2004 financial statements, including the audit of those financial statements by the Company’s independent registered public accounting firm, five material weaknesses in the Company’s internal control over financial reporting were identified.  These material weakness were (1) the lack of an independent audit committee, (2) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (3) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (4) the lack of a significant segregation of duties or review of financial transactions and (5) the lack of documentation of controls and accounting procedures. Although some improvements have been made, these material weaknesses still exist as of September 30, 2006,

In connection with the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers in 2006, the Company plans to hire a financial executive to design effective disclosure controls and procedures.  The Company also plans to expand its Board of Directors, recruit independent directors, form an audit committee comprised solely of independent directors and otherwise remedy the material weaknesses and significant deficiencies in internal control over financial reporting that currently exist.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $969,000 and $1,013,800 as of December 31, 2005 and September 30, 2006, respectively.

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The reduced settlement was paid in full on May 25, 2006, resulting in a $0 liability as of September 30, 2006.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of September 30, 2006, the balance remaining was approximately $34,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The disclosure requirements for this item have been disclosed in Item 2 of this report under the caption "Liquidity and Capital Resources" and are incorporated herein by reference. In addition, Item 5 below is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of these debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were convertible into common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of common stock. The remaining convertible subordinated debentures totaled $20,000 at December 31, 2005 and September 30, 2006, respectively. Interest accrued related to the unconverted subordinated debentures was approximately $20,000 and $21,449 at December 31, 2005 and September 30, 2006, respectively. The Company is in default related to payments of interest and principal at September 30, 2006.

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $969,000 and $1,013,800 as of December 31, 2005 and September 30, 2006, respectively.

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s former Chairman for the principal, interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s former Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $56,000 at December 31, 2005 and September 30, 2006 and is recorded in accounts payable and accrued expenses.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through September 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s Chairman. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $396,000 and $426,000 as of December 31, 2005 and September 30, 2006, respectively.

On March 28, 2006, the Company issued unsecured promissory notes for back compensation due in the aggregate of $224,206 to 3 Ohio software consultants. These notes are to be paid in 6 quarterly installments and bear interest of 7% per annum. As the September 30, 2006, each of these notes was in default.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

During the second quarter of 2006 and from the end of said quarter to the date of filing of this report, we issued the following subscription agreements and associated warrants.
Date of Agreement	Number of Securities	Type of Securities	Cash Consideration	Price per Share	Attached Warrants	Warrant Strike Price	Warrant Expiration Date

04/04/06	444,444	Common	$20,000	0.045	111,111	$0.09	4/4/2008
04/05/06	142,257	Common	$5,000	0.035	35,564	$0.07	4/4/2008
04/10/06	888,888	Common	$40,000	0.045	222,222	$0.09	4/10/2008
04/11/06	100,000	Common	$5,000	0.05	25,000	$0.10	4/11/2008
04/20/06	500,000	Common	$25,000	0.05	125,000	$0.10	4/20/2008
05/17/06	500,000	Common	$10,000	0.02	0	-	-
05/18/06	500,000	Common	$20,000	0.04	0	-	-
05/27/06	285,714	Common	$10,000	0.035	71,429	$0.07	4/4/2008
6/12/2006	714,285	Common	$25,000	0.035	178,571	$0.07	4/4/2008
6/20/2006	14,285	Common	$500		0	-	-
Totals	4,089,873		$160,500		768,897
7/11/2006	80,000	Common	$2,000	0.025	20,000	$0.05	7/11/2008
7/11/2006	100,000	Common	$2,500	0.025	25,000	$0.05	7/11/2008
7/11/2006	100,000	Common	$2,500	0.025	25,000	$0.05	7/11/2008
7/11/2006	500,000	Common	$10,000	0.02	0	-	-
7/12/2006	100,000	Common	$2,500	0.02	0	-	-
7/13/2006	500,000	Common	$10,000	0.02	0	-	-
7/18/2006	400,000	Common	$10,000	0.025	100,000	$0.05	7/18/2008
7/20/2006	500,000	Common	$15,000	0.03	0	-	-
Totals	2,280,000		$54,500		170,000

In addition, we issued stock to the following individuals and reduced the accounts payable accordingly:

During the second quarter of 2006, we granted the following stock options for our common stock to employees and consultants. All options listed below vested per the footnotes below.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.1	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.2	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

5.1	Opinion of Duane Morris LLP as to legality of securities being registered.

10.1	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)

10.2	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, noteholder, amount and conversion price.(2)

10.3	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)

10.4	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)

10.5	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)

10.6	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)

10.7	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)

10.8	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)

10.9	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)

10.10	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)

10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)

10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)

10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)

10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)

10.18	Stock Lock-up Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)

10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)

10.20	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)

10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)

10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)

10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)

10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)

10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)

10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)

10.29	Resignation by William J. Mortimer as General Manager of QoVox, Inc.(11)

10.30	Appointment of James Murphy as its Chief Executive Officer, President and Chairman of the Board of Directors.(12)

10.31	Appointment of Lehman Bros. Managing Director John T. Grady Jr. to Board of Directors.(13)

10.32	Appointment of Bob Nelson as Vice President, Worldwide Sales, for QoVox.(14)

10.33	Appointment of Michael West as Senior Vice President, National Accounts, for QoVox.(15)

10.34	Benson And Gordon Compensation Amendments.(16)

10.35	Director Mark P. McGrath resignation. (17)

10.36	Investment banker Byron J. Collier appointed to the Advisory Board (18)

10.37	Director William J. Mortimer receives 2 million Datameg common shares, returns 10 million under RSA (19)

10.38	Benson Amendment And Utah Move (20)

10.39	Former Director and Chief Executive Mark P. McGrath canceled his option agreement for 10 million shares. (21)

10.40	Changes in Registrant’s Certifying Accountant (22)

10.41	QoVox received its 4th purchase order from the Time Warner Cable Raleigh Division. (23)

10.42	Patrick J. Glennon was appointed to the Company’s advisory board. (24)

10.43	Dr. Jim DeCoste was appointed to the Company’s advisory board. (25)

21.1	Subsidiaries of the Registrant.(3)

99.1	Exhibit of Unregistered Sales of Securities.(7)

99.2	Press Release dated September 1, 2005.(3)

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on June 14, 2004.
(3)	Incorporated by reference to the Form SB-2 filed by Datameg Corporation on September 1, 2005.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg NY on November 26, 2004.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB filed by Datameg NY on April 14, 2004.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB/A filed by Datameg NY on April 20, 2005.
(7)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg Corporation on August 29, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 22, 2005.
(9)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on February 27, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 14, 2005.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 17, 2006.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 23, 2006.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 1, 2006.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 14, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2006
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 7, 2006
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 12, 2006
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 14, 2006
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 31, 2006
(21)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 4, 2006
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 7, 2006
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 5, 2006
(24)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 19, 2006
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 26, 2006
(*)	Management contract or compensatory plan.

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

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	November 20, 2006

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Datameg Corporation for the three months ended September 30, 2006;

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
November 20, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Datameg Corporation, a Delaware corporation (the "Company"), on Form 10-QSB for the three months ending September 30, 2006, as filed with the Securities and Exchange Commission (the "Report"), I, James Murphy, Chairman and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ JAMES MURPHY
James Murphy
Chief Executive Officer
November 20, 2006

End of Filing