Form 10KSB
period 2006-12-31
DATAMEG CORP
filed 2007-05-18
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Issuers telephone number: (866) 739-3945

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

State the issuers revenues for the most recent fiscal year: $43,244

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b2 of the Exchange Act.) $ $14,203,305 as of April 30, 2007.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 359,394,435 shares of common stock outstanding as of December 31, 2006 and 361,509,315 shares of common stock outstanding as of April 30, 2007.

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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

ITEM 1.                              DESCRIPTION OF BUSINESS

Overview

Datameg is a holding company and through its subsidiaries is a development stage technology company focused on providing service assurance systems products and services for the network operators in the telecommunications industry. Our target customers are telecom operators and cable operators worldwide. We focus specifically on voice services over traditional circuit switched and managed IP networks. The Company operates under the name of Datameg Corporation and trades under the symbol DTMG on the OTCBB.

Through our wholly owned subsidiary, QoVox Corporation, we design, develop and sell an active voice quality test system, capable of monitoring and providing analytical/statistical data that characterizes the connectivity and measurement of voice quality across communications networks. We are working on tools and techniques for network wide fault identification, isolation and troubleshooting.

Communication service providers, such as telecom operators and cable operators, are challenged to deliver high quality voice services, at the lowest cost, over managed IP infrastructures and inter working with traditional circuit switched networks. To do this effectively, service providers must monitor and measure their voice service offering, proactively detecting problems and resolving them quickly and cost effectively, ideally before their customers experience any problem or service degradation. Additionally, if customers do report service problems, operators must be able to effectively identify the cause and fix the problem. QoVox provides the systems (products) and services to address these challenges.

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

On April 27, 2005, we entered into an Agreement and Plan of Merger with New York Datameg setting forth the terms of our re-incorporation from New York to Delaware. As part of the re-incorporation the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common stock. The Company also changed its par value from $0.01 to $0.0001 per share.

On July 1, 2005, our wholly owned subsidiary, QoVox Corporation, filed Articles of Amendment to its Articles of Incorporation, changing its corporate name from North Electric Company, Inc. to QoVox Corporation. The new corporate name better reflects QoVox’s core business of helping service providers assure the quality of Voice over Internet Protocol (VoIP) and other next generation IP based services.

Datameg Corporation has two subsidiaries: CASCommunications, Inc., a Florida corporation, of which the Company owns 40%, and QoVox Corporation, a North Carolina corporation that the Company wholly owns. QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. Datameg and its subsidiaries individually and collectively are a development stage enterprise. CASCommunications is an inactive company. Datameg does not expect CASCommunications to generate any revenue in 2007. QoVox focuses on becoming a provider of network assurance products and services. QoVox’s network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. QoVox has developed their Network Assurance System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types.

As of April 30, 2007, we had a total of four fulltime employees and three part time independent contractors or consultants. Of these, six individuals serve in administrative and senior management capacities at our subsidiary QoVox, Inc. The balance is comprised of one fulltime employee, our Datameg CEO.

Recent Developments

On February 16, 2006 the Company announced that it appointed Lehman Bros. Managing Director John T. Grady Jr. to its Board of Directors.

On Feb. 27, 2006, the Company announced that it has appointed Robert B. Nelson as Vice President, Worldwide Sales, for its QoVox subsidiary. Reporting to Jim Murphy, Chairman of Datameg, Nelson will be responsible for sales and marketing of QoVox's VoIP quality assurance technology suite to telecommunications service providers and enterprise customers.

On March 9, 2006, the Company entered into a contract with Robert B. Nelson appointing him Vice President, Worldwide Sales, for QoVox, Inc. Mr. Nelson’s compensation is comprised of a base salary with incentives for reaching specific gross sales and field trial goals; options to purchase 50,000 shares of the Company’s unregistered stock. The stock options to purchase 50,000 shares agreement had not been issued as of December 31, 2006.

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

On March 13, 2006, the Company terminated its Sales Representation Agreement with Omni Solutions, Inc. by entering into a mutual settlement and release agreement. Omni Solutions, Inc. acknowledged receipt of 12,000,000 common shares together with $87,500 of previously accrued liabilities payable in 6 equal monthly installments in full satisfaction of amounts due under the Sales Representation Agreement that were included with accounts payable and accrued expenses as of December 31, 2005.

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

On June 23, 2006, the Board of Directors of Datameg Corporation and former Director William J. Mortimer agreed that he shall receive 2 million Datameg common shares in full satisfaction of his compensation earned under his Restricted Stock Agreement. As of September 30, 2006, a balance of 10 million of his previously issued 12 million common shares was returned to the authorized and unissued stock of Datameg Corporation .

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

On July 12, 2006, Investment banker Byron J. Collier was appointed to the Advisory Board of Datameg Corporation by CEO James Murphy.

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

On November 16, 2006, QoVox Corporation, a wholly owned subsidiary of Datameg Corporation, announced that it had retained Mark Ragusa to provide Sales, Business Development and Chief Marketing Officer services.

Products in Development

Our product and product in development is the Network Assurance System.

Network Assurance System

From the middle of 2002 to now, our primary development focus has been on the Network Assurance System. We are designing this product to ensure the integrity and full functionality of communications networks and to quickly and automatically determine if the networks are meeting the quality and service expectations of customers. We believe that this product will enable communications network operators and service providers to quickly, efficiently and automatically determine if their networks are meeting their quality and service expectations through active testing and monitoring, automatic detection and location of errors and confirmation that any corrective actions have been successful. We are accepting customer orders that can be delivered 30 days after the order is received.

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

Communication service providers, such as telecom operators and cable operators, are challenged to deliver high quality voice services, at the lowest cost, over managed IP infrastructures inter-working with traditional circuit switched networks. To do this effectively, service providers must monitor and measure their voice service offering, proactively detect problems and resolve them quickly and cost effectively, ideally before their customers experience any problem or service degradation. Additionally, when customers do report service problems, operators must be able to effectively identify the cause and fix the problem. QoVox provides the systems (products) and services to address these challenges.

The next generation of networks, such as Internet-based telephony, is introducing new capabilities and opportunities for the sale of new products and services. However, for network operators and service providers, the implementation of new network technologies introduces a new set of operational challenges. Many of these challenges arise from the integration of innovative communications systems technologies with existing operational infrastructure. Service providers and enterprise network operators must verify that the new technologies have been installed and are working properly within the framework of their existing network. This verification process and actions to correct detected errors can be very labor intensive and may negatively affect customers by lowering the level of quality below the service level guaranteed to customers. This network assurance market segment is the focus and target of our current and future technologies that will assist our customers in satisfying their obligations to customers with respect to agreed upon levels of service quality.

Integrated and automated network monitoring, testing and automatic detection and location of errors are essential to reliable communications on which enterprise customers depend for mission critical business communications. Our research and development is dedicated towards products and services which will solve the challenging aspects of deploying new technologies into the advanced networks and network services of the future, and monitoring and testing those technologies.

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

TEST EQUIPMENT VS. NETWORK MANAGEMENT SYSTEMS

The market for operational support systems is generally divided between the test equipment vendors, who make specialized equipment designed to test particular functions in a piece of networking equipment, and the network management system vendors, who make systems that provide integrative overviews of the network status. We are developing a system that will enable automation of test equipment deployed around a network. With this system in place, a network operator in a single location will have the ability to assess the networks quality of service and to identify and locate errors. This puts us in the path of potential expansion from both the established test equipment vendors seeking to expand their product line into systems level products, and the network management system vendors seeking to broaden their integrated control of the network to include the network test functions previously provided by test equipment vendors.

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

Research and Development

QoVox is now the only operating unit that is performing research and development and through which we conduct most of our business. For the years ended December 31, 2006 and 2005, our research and development expenses were approximately $250,000 and $900,000, respectively.

Business Overview of CASCommunications

CASCommunications, Inc., a Florida corporation in which we hold a 40% equity interest, halted development of its devices related to high speed broadband access in 2004 due to a lack of sufficient capital. CASCommunications is inactive and we do not expect that CASCommunications will generate any revenue in 2007.

For the years ended December 31, 2004 and 2005, research and development expenses related to the development of CASCommunications technology were approximately $0 (zero) and $0 (zero), respectively.

ITEM 2.                              DESCRIPTION OF PROPERTY

Datameg leases for its wholly owned subsidiary, QoVox, approximately 2,600 square feet of space at One Springfield Center, 6131 Falls of the Neuse, Raleigh, North Carolina 27609. The term of the lease is for 37 months beginning December 1, 2004 and expiring January 31, 2008. The monthly rent is approximately $5,000. The property is being used to market and develop QoVox’s products. Our management believes that our insurance coverage is adequate.

ITEM 3.                              LEGAL PROCEEDINGS

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The balance was paid in full on May 25, 2006, resulting in a $0 liability as of December 31, 2006.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of December 31, 2006, the balance remaining was approximately $34,000. The company may seek legal advice from Florida counsel regarding the validity of the original default judgment.

On July 31, 2006, the Company received a letter from counsel for Joshua E. Davidson, giving Mr. Davidson’s notice of termination as the Company Comptroller and Acting Chief Financial Officer. The letter further demands $17,500 to satisfy Mr. Davidson’s claims against the Company, with the potential for multiple damages for willful deceptive and unfair acts and practices if the matter proceeds to suit. On September 22, 2006, Mr. Davidson filed suit against the Company and the Company’s CEO, individually, in Boston municipal court for $14,900 and multiple damages. The Company obtained litigation counsel and on October 16, 2006, defendants filed their answers denying all Mr. Davidson’s claims with the Company filing counter claims against Mr. Davidson and asking for removal of the action to a court of increased jurisdiction.

On February 9, 2007, QoVox filed suit the United States District Court, East District of North Carolina, Western Division, No. 5:07CV00046BO against its former CEO and a team of Ohio software consultants and business entities, alleging as to some or all of them, among other things, breach of contract, conspiracy, fraud, conversion, violation of the North Carolina Trade Secrets Act. Defendants have retained counsel and appeared and their responses were due on April 13, 2007.

On February 15, 2007, Datameg received a letter from collection counsel for Merrill Communications LLC for electronic and paper printing work allegedly incurred in 2004 by past outside corporate counsel. Datameg has paid $41,490 and Merrill claims and additional $21,928.56. Datameg contends Merrill has been paid in full and that it is further entitled to reimbursement of $10,179 for over billing.

On March 14, 2007, Datameg received a letter from collection counsel for RR Donnelley for electronic and paper printing work allegedly incurred in 2005 by past outside corporate counsel. Donnelley claims it is owed $29,694.97. Datameg outside legal counsel has requested additional documentation necessary to evaluate Donnelley claim.

On March 14, 2007, QoVox was sued in the General District Court of Justice for $7,200 by Joseph L. Turgeon, a past consultant, concerning consulting fees alleged to be owed from March 2004. Outside counsel is evaluating the complaint.

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

PART II

ITEM 5.                              MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Over-the-Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol DTMG.OB since September 19, 2000.

The following table sets forth the range of high and low bid prices for the our common stock as reported on the Over the Counter Bulletin Board for each quarter since January 2003 for the periods indicated, as reported by the Over the Counter Bulletin Board for the each period mentioned below. Such information reflects inter dealer prices without retail markup, mark down or commissions and may not represent actual transactions.

	Low	High
January 1, 2004 through March 31, 2004	$0.14	$0.29
April 1, 2004 through June 30, 2004	$0.06	$0.19
July 1, 2004 through September 30, 2004	$0.09	$0.20
October 1, 2004 through December 31, 2004	$0.07	$0.11
January 1, 2005 through March 31, 2005	$0.05	$0.15
April 1, 2005 through June 30, 2005	$0.06	$0.13
July 1, 2005 through September 30, 2005	$0.06	$0.14
October 1, 2005 through December 31, 2005	$0.04	$0.08
January 1, 2006 through March 31, 2006	$0.03	$0.08
April 1, 2006 through June 30, 2006	$0.02	$0.07
July 1, 2006 through September 30, 2006	$0.01	$0.03
October 1, 2006 through December 31, 2006	$0.04	$0.08

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

Holders of Record of Common Stock

As of April 30, 2007, we had outstanding 361,509,315 shares of our common stock and approximately 544 holders of record.

Equity Compensation Plan Information

In addition, we have granted options and warrants to employees and consultants to purchase up to 150,210,430 shares of our common stock at prices ranging from $0.01 to $5 per share from inception (January 13, 1999) through December 31, 2006. As of December 31, 2006, options and warrants which would permit the purchase of 10,080,238 shares were exercised and options and warrants for which would permit the purchase of 37,390,949 shares expired or were terminated. The remaining options and warrants to purchase up to 102,739,243 shares expire between July2007 and January 2013.

The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be issued upon exercise of oustanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	54,043,602	$0.14

Securities that were not registered under the Securities Act but were issued under equity compensation plans:

Date of Issuance	Purchaser	Number of Securities	Type of Securities	Non Cash Consideration	Non Cash Consideration Description	Fair Value Per Share (1)

01/04/06	William Mortimer	1,200,000	Common Stock	$60,000	In Lieu of Compensation	0.050
01/04/06	Mark McGrath	2,000,000	Common Stock	$100,000	In Lieu of Compensation	0.050
01/04/06	Constantine Theodoropulos	600,000	Common Stock	$30,000	In Lieu of Compensation	0.050
05/09/06	Michael West	500,000	Common Stock	$25,500	In Lieu of Compensation	0.051
05/22/06	Joshua Davidson	500,000	Common Stock	$20,000	In Lieu of Compensation	0.040
	TOTAL	4,800,000		$235,500

(1) The Fair Value Price may not equate with share closing price on the date of share issuance.

Recent Sales of Unregistered Securities:

Purchased	Investor	Amount	Share Price	Number of Shares	Strike Price	Warrants	Expiration

10/5/2006	Christiane C. Hermstedt	$10,000	0.020	500,000	0.040	125,000	10/5/2008
10/11/2006	Christiane C. Hermstedt	$10,000	0.020	500,000	0.040	125,000	10/11/2008
10/12/2006	Patricia J. Thompson	$5,000	0.020	250,000	0.040	62,500	10/12/2008
10/16/2006	Sharon Judith Reibman	$10,000	0.020	500,000	0.040	125,000	10/16/2008
10/16/2006	The Harriet Reibman Living Trust	$10,000	0.020	500,000	0.040	125,000	10/16/2008
10/17/2006	Paul Mikulas	$5,000	0.020	250,000	0.040	62,500	10/17/2008
10/17/2006	Wanita J. Schrag	$5,000	0.020	250,000	0.040	62,500	10/17/2008
10/17/2006	Chaim Slomiuc	$10,000	0.020	500,000
10/18/2006	Patricia J. Thompson	$5,000	0.025	200,000
10/19/2006	John Dexter	$5,000	0.025	200,000
10/20/2006	W. Kevin King	$10,000	0.030	333,333
10/20/2006	Richard Feaster	$25,000	0.025	1,000,000
10/4/2006	Rajaraman Krishna (1)	$2,000	0.010	200,000
11/11/2006	Helga Revenaugh	$5,000	0.030	166,666
12/1/2006	Lisa M. Johnson-Potts	$3,000	0.030	100,000
11/30/2006	Dorothy Sawarin	$10,000	0.035	285,714
12/5/2006	Lois J. Davis	$3,000	0.030	100,000
12/14/2006	Patricia M. Rados	$3,000	0.040	75,000
12/21/2006	Paul Gallagher	$60,000	0.050	1,200,000
	Totals	$196,000		7,110,713		687,500

(1) Exercise of options

During the year ended December 31, 2006 and the first quarter of 2007, we issued approximately 33,938,323 shares of our common stock in exempt transactions entered into during 2006. In consideration, we have received approximately $859,000 in cash, and services with a fair value of $235,500. These issuances were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act and the transaction did not involve a distribution or public offering.

Issuance of Convertible Notes

In the period April through December 2004, the Company entered into agreements to issue convertible notes with approximately fifty (50) investors in the aggregate amount of $1,088,995. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between issuance and six months of the original issuance date of the notes into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates reducing the convertible promissory note balance to a net of $13,660 at December 31, 2004 and increasing the liability to issue stock account by $1,042,245. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $847,000. For the twelve months ended December 31, 2005, the discount amortized to interest expense was approximately $8,000. By December 31, 2006 all shares due to conversion of the 2004 notes had been issued.

In the period January through December 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately one hundred twenty two (122) investors in the amount of $1,647,507. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted into 30,494,538 shares. During 2005, we issued 25,542,871 of these shares pursuant to conversions under these agreements. The balance of 4,951,667 shares was issued in the first and second quarters of 2006. The detachable warrants issued during 2005 were valued under a Black Scholes model and approximately $725,000 was recorded and added to paid in capital. A beneficial conversion value of approximately $1,300,000 was recognized as a debt discount and added to paid in capital and amortized to interest expense during 2005.

ITEM 6.                              PLAN OF OPERATION

Datameg is a holding company, but through its subsidiary, Qovox, is a development stage technology company focused on providing service assurance systems products and services for network operators in the telecommunications industry. Our target customers are telecom operators and cable operators worldwide. We focus specifically on voice services over traditional circuit switched and managed IP networks.

Through our wholly owned subsidiary, QoVox Corporation, we design, develop and sell an active voice quality test system, capable of monitoring and providing analytical/statistical data that characterizes the connectivity and measurement of voice quality across communications networks. We are working on tools and techniques for network wide fault identification, isolation and troubleshooting.

Communication service providers, such as telecom operators and cable operators, are challenged to deliver high quality voice services, at the lowest cost, over managed IP infrastructures and interworking with traditional circuit switched networks. To do this effectively, service providers must monitor and measure their voice service offering, proactively detect problems and resolve them quickly and cost effectively, ideally before their customers experience any problem or service degradation. Additionally, if customers do report service problems, operators must be able to effectively identify the cause and fix the problem. QoVox provides the systems (products) and services to address these challenges.

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

VoIP service providers include local and long distance telephone companies, such as SBC, Verizon, Bellsouth, Qwest, Sprint, AT&T, MCI and others; cable multi service operators (MSO's) such as Cablevision, Comcast, Cox, Rogers, Time Warner Cable and others; and emerging service providers, such as Vonage and others.

In November 2004, Frost & Sullivan reported the VoIP Monitoring market in 2004 was $50 million. By 2008, the VoIP Monitoring market is forecasted to reach $297 million, representing a 56% compounded annual growth rate from 2004 through 2008.

Business Challenge Driving Demand for New Tools and Services

Enterprise and residential customers expect and demand that their voice services are high quality and are offered at the lowest possible cost. To meet these expectations, communication service providers must save significant capital costs and operating expenses through deploying and operating next generation networks. These next generation networks utilize packet switching technology that is different from the traditional circuit switched networks. Some service operators expect to save between 40% to 50% of their capital and operating expenditures.

Service providers are deploying and operating these next generation networks today, often interworking with traditional circuit switched networks. Service providers need tools and services, like those QoVox offers, to report statistically and analytically the performance of their service and to isolate, diagnose and fix problems. Many service providers who have limited experience in managing these emerging networking technologies are focused today on deployment and need help to report on the service performance and to identify and troubleshoot problems. To deploy and operate these networks and services, service providers must buy tools and develop new expertise to deploy, operate and manage these new networks and services. This is the business opportunity that QoVox targets.

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

Our goal is to be the leading supplier of active voice quality test systems within three years. Thus, we have an immediate business focus on expanding our relationships with our customer base through value-added services while developing a new platform to increase revenue through systems sales. There are three important elements to achieve this:

Develop a new platform with extensive correlation and analytic capabilities to detect and isolate problems in our customer’s networks
Invest heavily in Internet Protocol (IP) measurement technology
Convert our current trials into service engagements.

We plan to leverage our existing TDM and Analog solutions and combine them with new IP based solutions to provide the market with the most complete service assurance platform for converged / next-generation networks. While investing heavily in our new platform, we will continue to grow customer relationships and accelerate revenue generation through offering professional services. Services overcome the obstacles of lengthy sales cycles while more rapidly solving customer problems.

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

We have been conducting one field trial with Time Warner Cable, a large cable operator and another with Sprint, a large telecom operator. Our products are installed in multiple points throughout their networks and we have been actively characterizing the connectivity and measuring the voice quality across portions of these networks. These field trials have convinced us we have valuable solutions, however we have not been able to close these trials for revenue. The two main obstacles to recognizing revenue in these trials are lack of IP tests and insufficient server based correlation and analytics of the measurement results.

The objectives for 2007 address these shortcomings and will enable us to provide industry-leading solutions in TDM and IP services testing.

QoVox has its office in Raleigh, North Carolina. At present, QoVox has a vice-president of sales and is pursuing 1 additional in-house sales representative and is in discussion with several of the largest distributors in North America..

Business Strategy and Direction

QoVox intends to develop and sell systems products and services.

QoVox intends to continue to target telecom operators and cable operators.

QoVox plans to develop its business first in the U.S. and Canada. Asian and European markets will be addressed in 2008.

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

QoVox will pursue the following strategy to achieve our business objectives:

Develop industry’s premier service assurance system that enables customers to Assess, Monitor and Troubleshoot IP based services.
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

Product Development

QoVox has products and services that help service providers deploy and manage voice services. To date the majority of product development activity has been centered on analog and TDM probe hardware. This investment was necessary to establish the company in the test and measurement market. To enable QoVox to become the premier service assurance provider, additional investment will be in the following areas:

  Server Software: In complex networks the most pressing need is to be able to correlate and analyze measurement information along with network elements statistics to pinpoint where problems are occurring. We will be developing this capability in 2007.
  IP Measurement technology: QoVox now has as employees IP measurement experts that have developed award winning products that have been very successful commercially. This team will introduce IP measurement solutions in 2007 that will be the most advanced in the industry.
  Leverage Existing products: The value of the current system will be integrated into the new server platform and operate in conjunction with the new IP probes and software agents. This will greatly enhance the value of existing technology.

Our products are deployed throughout the service providers network. Our products check that calls can be connected properly across these network and measure the voice quality between various points in the network.

Services Offering

At present, QoVox operates a Network Operations Center in Raleigh, NC, for a small number of network operators.

QoVox plans to aggressively convert our existing sales opportunities to services offerings in 2007. Customers are still wary of large capital budget outlays causing an extended sales cycle that can extend over 18 months. Our customers have immediate problems and the current QoVox solutions can solve many of their issues. Therefore, we are working with our trial partners to move to a services engagement that is based on their expense budget and can be done quickly. We will offer Assessment testing, Service Assurance Monitoring and Consulting as professional services.

Marketing and Sales

QoVox plans to develop a global sales and support channel, comprised of:

direct QoVox sales representatives, sales engineers and support specialists;
High end distributors that offer system integration in this market a small number of operational support system vendors, equipment manufacturers and system integrators who will provide referrals or resell the QoVox products and services.

In the next three years, QoVox expects to fully develop the sales and support channel:

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

QoVox plans to organize and host regional Industry Leadership Forums, bringing together industry leaders

Competition

There are a number of competitors in the VoIP Monitoring business. These companies can be segmented into Enterprise and Service Provider markets.

Enterprise focused competitors feature lower cost solutions that are not designed to scale to requirements of service providers. Vendors such as NetIQ and Viola fall into the Enterprise segment.

The Service Provider segment is comprised of traditional Service Assurance vendors such as Spirent , JDSU and Agilent. These companies come from a physical layer test background and are attempting to gain market share in the IP services market that involves significant investment.

There are 3 key areas of competitive differentiation for QoVox:

  Software based approach. Competitors are very hardware based in their solutions which limits the flexibility of instrumenting networks for service assurance and causes their price points to be very high. QoVox’s solutions will be software based to overcome these challenges
  Active & Passive Analysis. Most competitors rely on providing measurements through active testing (generating real calls on a network) or passive monitoring (analyzing customers calls as they occur). Customers realize there are merits to both methods and QoVox will provide passive analysis in addition to its existing active capabilities.
  Media & Signaling. Competitors such as Agilent rely on Signaling analysis to verify user status in VoIP. Other vendors such as JDSU and Sprint focus on analyzing the media streams (actual calls) to verify the quality. In reality to measure the user experience and to isolate problems when they occur both media and signaling need to be measured. QoVox is currently adding signaling capabilities to its media stream technology.

CasCommunications

We own 40% of CasCommunications, an inactive development stage entity. We do not expect CasCommunications to generate any revenue in 2007.

Liquidity and Capital Resources

Current cash on hand and projected cash on hand is inadequate to execute our plan of operation. We continue to seek additional financing through the offering and sale of our securities in order to satisfy our immediate and short term cash needs. Given the losses incurred to date and the lack of substantial revenue generated, we have little or no access to conventional debt markets. Funding to support both short and midterm requirements for product development and launch will be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from customer revenue in the future. The Company expects significant revenue in the second half of 2007. However, until the Company’s products generate significant revenue from a customer, future cash flows cannot be meaningfully projected.

In the period January through December 2006, the Company entered into private placement agreements to issue stock, and in some case warrants, with approximately sixty (60) investors in the amount of $859,000 These funds were used to fund operations during 2006. The warrants were valued using the Black Scholes model and an amount of $80,000 was added to paid in capital.

Since December 31, 2006 we issued the following subscription agreements and associated warrants (if any):
Purchased	Investor	Amount	Share Price	Common Shares
1/22/2007	John O'Connell	$200,000	0.050	4,000,000
3/14/2007	Jim Currie	$85,000	0.050	1,700,000
3/14/2007	Wanda Bond	$15,000	0.050	300,000
3/23/2007	John O'Connell	$7,400	0.050	148,000
		$307,400		6,148,000

Since December 31, 2006 we issued 187,500 shares of restricted stock. We issued the following restricted stock pursuant to subscription agreements with the following:
Purchased	Investor	Amount	Share Price	Common Shares
1/12/2007	Wanita J. Schrag	$2,500	0.040	62,500
1/12/2007	The Harriette Reibman Living Trust	$5,000	0.040	125,000

There can be no assurance that we will be able to raise additional capital on acceptable terms or at all. If we are unable to raise additional capital, we would need to curtail or reduce some or all of our operations, and some or all of QoVox's operations.

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

Revenue Recognition

The Company derives revenue from three primary sources: (1) system hardware component sales revenue, (2) software license revenue and (3) services and maintenance and right to use revenue, which include support, maintenance, right to use fees and consulting. Revenue on system hardware component sales is recognized upon delivery to, and acceptance by the customer. Software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition, (SOP 97-2) issued by the American Institute of Certified Public Accountants. The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (4) collection is probable and (5) vendor specific objective evidence (VSOE) of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement.

Multiple Element Arrangements

The Company typically enters into arrangements with customers that include perpetual software licenses, system hardware, maintenance and right to use fees. Software licenses are sold on a per copy basis. Per copy licenses give customers the right to use a single copy of licensed software for exclusive use on the Company’s system hardware. Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9, "Modification of SOP 97-2: Software Revenue Recognition." Under the residual method, the Company allocates and defers revenue for the undelivered elements, based on VSOE of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement is deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which the Company cannot establish VSOE, the Company will recognize the entire arrangement fees ratably over the maintenance and support term.

System hardware is hardware that is installed at a customer site for the purpose of utilizing the licensed software and as such, does not qualify as a separately deliverable element. The timing of revenue recognition from the sale of system hardware is therefore dependent upon the recognition of revenue for the related software licenses.

Maintenance and right to use fees include updates (unspecified product upgrades and enhancements) on a when and if available basis, telephone support and bug fixes or patches and maintenance of the systems hardware, which would include repairs or replacement as necessary. VSOE of fair value for maintenance and right to use fees is based upon stated annual renewal rates. Maintenance and right to use fees revenue is recognized ratably over the maintenance and right to use term.

Revenue Recognition Criteria

The Company defines revenue recognition criteria as follows:

Persuasive Evidence of an Arrangement Exists. It is the Company’s customary practice to have a purchase order prior to recognizing revenue on an arrangement.

Delivery has Occurred. The Company’s software and systems hardware are physically delivered and installed at its customer’s site. The Company considers delivery complete when the software and system hardware products have been installed and the testing phase completed. The Company defers all the revenue until the testing phase has been completed and the Company receives customer acceptance.

The Vendors Fee is Fixed or Determinable. The Company’s customary payment terms are generally within 30 days after the invoice date.

Collection is Probable. Due to a lack of customer history upon which a judgment could be made as to the collectibility of a particular receivable, revenue is currently recognized upon receipt of payment assuming all other conditions of the sale have been met.

Cost of Revenue

Cost of revenue includes costs related to user license, systems hardware and maintenance and right to use fees revenue. Cost of user license revenue includes material, packaging, shipping and other production costs and third party royalties. Cost of systems hardware includes the cost of goods sold and installation costs. Cost of maintenance and right to use fees and consulting fees include related personnel costs, and hardware repair costs. Third party consultant fees are also included in cost of services.

Inventory

The Company’s inventory is stated at the lower of cost or market value. Cost is determined using the first in, first out method. Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations.

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

Software Development Costs

Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. In 2004, certain costs were incurred subsequent to the establishment of technological feasibility and prior to the readiness of general release. These expenses were immaterial in nature and in total and therefore not capitalized. We also license from a third party the use of certain software that we utilize in our products. These computer software license fees are expensed as incurred.

Fair Value of Financial Instruments

The carrying value of cash, notes receivable, accounts payable and accrued expenses and notes payable approximate fair value because of the relatively short maturity of these instruments.

Stock Based Compensation

The Company follows guidance provided in SFAS No. 123(R), "Accounting for Stock Based Compensation," which requires companies to recognize expense for stock based awards issued to employees or outside consultants based on their estimated fair value on the grant date. We have elected to use the Black-Scholes Pricing Model to value these awards.

Income Taxes

The Company, a "C" corporation, accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, startup costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

Consolidation of Variable Interest Entities

In January 2003 and revised December 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires consolidation by business enterprises of variable interest entities, as defined, when certain conditions are met. Pursuant to FIN No. 46, the Company continues to consolidate CASCommunications, Inc.

Accounting for Convertible Notes

During 2004 the Company issued convertible debt securities with non-detachable and automatic conversion features. During 2005 the Company issued convertible debt securities with non-detachable and automatic conversion features and with detachable warrants. The note holders have the right to have the notes converted into a number of shares of the Company’s Common Stock at conversion prices ranging $0.033 to $0.12 per share.  The conversion prices on all the convertible notes issued in 2004 and most issued in 2005 were in the money on the date of the agreement resulting in a beneficial conversion feature. The note proceeds are allocated to the warrants and the beneficial conversion feature based on the relative fair values. The Company computes the fair value of the warrants using the Black Scholes model. The Company computes the fair value of the beneficial conversion feature based on the intrinsic method that computes the difference between the conversion price and the fair market price of the Company’s stock on the date of the agreement. The Company records the fair value of the beneficial conversion feature as an increase to paid in capital and a debt discount. The debt discount is amortized over the period between the date of the agreement and the automatic conversion date. The amortized debt discount is recorded as interest expense.

Risk Factors

Business Risks

Early Stage Development Company; Profitability Uncertain. Since our inception, we have been principally engaged in product and business development activities for our network monitoring system. Our technology demonstration programs with certain IP telephony service providers, including Sprint and Time Warner Cable, confirm the QoVox Network Assurance Systems performance and value to the communications industry. We believe that our initial demonstration and evaluation programs with certain carriers support the performance and efficacy of our system and will result in long-term implementation agreements. However, we cannot assure you that commercial viability will be demonstrated for the QoVox Network Assurance Systems, or that other competitive network monitoring solutions will not be chosen as alternatives to our QoVox solutions. Should competitor products displace our products in the market, our prospects for profitability may not be realized.

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to December 31, 2006, we generated approximately $135,000 in total revenue. We have a cumulative net loss of approximately $35 million since inception through December 31, 2006. These losses are principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. We expect our net losses to continue, and we do not know if or when we will reach profitability.

Dependence Upon Distributor Acceptance. Our sales for the foreseeable future are expected to come from Internet telephony service providers and telecommunications network equipment OEMs. We expect that carriers will integrate our product into services they offer to their aggregated subscriber base. We expect OEMs will incorporate the QoVox Network Assurance Systems into their products once QoVox' Active Monitoring System becomes a network monitoring option. We cannot assure you that we will receive orders from our prospective distribution partners sufficient to provide cash from operations in amounts required to sustain profitable operations. Additionally, we cannot assure you that our products will be adopted at the rate we forecast. Any decrease in the adoption rate could adversely affect our performance.

Sales and Distribution. We now have dedicated sales and marketing personnel. Our larger potential competitors have stronger brand name recognition and significant sales and marketing infrastructures.

Dependence on Key Employees. Our success will depend upon the successful recruitment and retention of highly skilled and experienced managerial, technical, marketing and financial personnel such as the ones who have recently joined us. The competition for such personnel is intense and our competitors will have substantially greater financing and other resources to offer such personnel. Therefore, we cannot assure you that we will successfully recruit and retain necessary personnel.

New Products. QoVox products and services are in development and are based upon our proprietary core technology . We believe that our future success will depend on additional monitoring algorithms and equipment, and related services, and therefore, on our ability to develop and introduce additional variations on our core technology that provide measurable competitive performance and economic benefit compared to existing and future network monitoring alternatives.

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

Selling Price/Manufacturing Cost Reduction. We assume that our selling price per unit of product will be reduced over time as production is increased and target unit manufacturing costs are achieved. Selling price reduction and cost reductions are necessary to improve unit price/performance ratios and remain competitive. We cannot assure you that we will successfully achieve target cost goals. Furthermore, our product costs may not be competitive with other commercially available network monitoring technologies.

Management of Growth. Our further development, and our goal to transition into a profitable going concern, will require additional management as well as improved operational and financial systems. In addition, to achieve broader market acceptance, we will need to expand our marketing and sales staff, our employee base and the scope of our operations, all of which will require additional personnel and associated costs. We cannot assure you that we will successfully manage such transition or the expansion of our operations, and our failure to do so could have an adverse effect on our Company. In general, our business plan calls for significant growth over the next five years. Our failure to manage our growth effectively could have a material adverse effect on our business, financial condition and operating results.

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

Technological Obsolescence. Network monitoring and performance assurance technology is rapidly evolving and highly competitive. We cannot assure you that our research and product development efforts will remain up-to-date given research efforts and technological activities of others, including initiatives and activities of governments, major research facilities and other corporations, nearly all of which enjoy far greater resources than we do.

Intellectual Property Risks. We do not own any patents. We rely primarily on trade secret laws, copyright law, unfair competition law and confidentiality agreements to protect our intellectual property. Our lack of ownership of patents, together with the trend toward litigation regarding patent and other intellectual property rights in the telecommunications and networking industries, mean that litigation by third parties is a possibility. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products or services. Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us, or at all. In addition, third parties may infringe our intellectual property, and we may expend significant resources enforcing our rights or suffer competitive injury.

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

Financing Risks

Need for Additional Financing; Dilution . Until sufficient revenue is generated, we must raise working capital from private and public sources and prospectively from corporate alliances to fund our operations to the point of being self-funding. Should we fail to raise the necessary funding at the levels planned, we may be required to scale back or cease operations. We will be required to seek additional financing in the future. We cannot assure you that adequate additional financing, on acceptable terms or at all, will be available when needed, or that future financing would not further dilute shareholders’ interests. In addition, as a result of our inability to generate sufficient cash flow, we have historically issued stock and options to our executives, employees and consultants in lieu of cash compensation. Additional dilution to our shareholders’ interests is a possibility that may occur.

ITEM 7.                              FINANCIAL STATEMENTS

DATAMEG CORPORATION AND SUBSIDIARIES (A Development Stage Enterprise)

Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

CONTENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders’ Deficit
Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Datameg Corporation

We have audited the accompanying consolidated balance sheets of Datameg Corporation (a development stage company) (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and for the period of January 1, 2005 to December 31, 2006. The period of January 13, 1999 (inception) through December 31, 2004 was audited by other auditors who issued an unqualified opinion thereon. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datameg Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period of January 13, 1999 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Q to the consolidated financial statements, the Company has incurred losses since inception, and has generated minimal revenues from its planned principal operations. This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note Q. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Note T, the Company has restated its 2005 financial statements to more accurately reflect the balances as of and activities for the year ended December 31, 2005.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 30, 2007
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
	December 31,
	2006	2005
		(Restated – Note T)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 71,626	$ 11,936
Accounts receivable, net	-	7,100
Inventory (Note C)	163,400	159,788
Total Current Assets	235,026	178,824
PROPERTY AND EQUIPMENT – NET (Note D)	-	367

OTHER ASSETS
Goodwill	206,746	206,746
Prepaid and deferred expenses	8,750	27,187
Deposits	7,218	7,218
Total Other Assets	222,714	241,151
TOTAL ASSETS	$ 457,740	$ 420,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,765,551	$ 2,689,909
Deferred revenue	-	7,344
Due to related parties (Note G)	57,510	56,760
Convertible promissory notes, net of amortization (Note F)	-	267,949
Notes payable – current (Note H)	1,108,015	843,809
Total Current Liabilities	3,931,076	3,865,771

NOTES PAYABLE – LONGTERM (Note H)	100,000	-
TOTAL LIABILITIES	4,031,076	3,865,771

MINORITY INTEREST	(67,939)	(67,939)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 authorized
none issued and ouststanding	-	-
Common stock, $0.0001 par value; 493,000,000 shares authorized,
359,394,435 and 320,458,313 shares issued and outstanding at
December 31, 2006 and 2005, respectively	35,939	32,046
Additional paid-in capital	31,764,672	30,211,296
Stock subscriptions receivable (Note M)	(315,056)	(420,056)
Stock to be issued (Note I)	93,750	375,763
Accumulated deficit during development stage	(35,084,702)	(33,576,539)
Total Stockholders' Deficit	(3,505,397)	(3,377,490)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 457,740	$ 420,342
See accompanying notes to consolidated financial statements.

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
			From Inception
	Year Ended		(January 13, 1999) to
	December 31,		December 31,
	2006	2005	2006
		(Restated – Note T)
NET SALES	$ 43,244	$ 45,501	$ 134,845
COST OF SALES	(97)	(42,663)	(66,740)

GROSS MARGIN	43,147	2,838	68,105

OPERATING EXPENSES
General and administrative	1,093,477	4,060,169	23,813,812
Selling and marketing	103,035	139,569	2,381,707
Research and development	258,048	947,187	6,407,395
Total Operating Expenses	1,454,560	5,146,925	32,602,914

LOSS FROM OPERATIONS	(1,411,413)	(5,144,087)	(32,534,809)

OTHER INCOME (EXPENSES)
Interest expense	(139,379)	(1,474,289)	(2,947,465)
Interest income	-	-	225
Gain (loss) on disposal of property	-	12	(1,422)
Loss on litigation	(11,867)	-	(171,107)
Loss on acquisition fee	-	-	(123,950)
Loss on impairment of patents	-	-	(127,274)
Realized gain on sale of securities	-	-	8,530
Write-off of debt	54,496	511,860	566,356
Total Other Income (Expenses)	(96,750)	(962,417)	(2,796,107)

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST	(1,508,163)	(6,106,504)	(35,330,916)

PROVISION FOR INCOME TAXES	-	-	-

MINORITY INTEREST IN
SUBSIDIARY LOSSES	-	-	246,214

NET LOSS	$ (1,508,163)	$ (6,106,504)	$ (35,084,702)

BASIC AND DILUTED:
Net loss per common share	$ (0.004)	$ (0.020)

Weighted average shares outstanding	347,642,448	303,324,586

See accompanying notes to consolidated financial statements.
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $

Balance, January 13, 1999	$ -	$ -	$ -

January 13, 1999 stock issued for services at fair value to Benson, Phillips, Cairns	0	27,420,529	274,205
January 29, 1999 stock issued for cash	0.35	138,546	1,386
February 12, 1999 stock issued for cash	0.35	190,501	1,905
February 17, 1999 stock issued for cash	0.35	43,296	433
March 1, 1999 stock issued for cash	0.35	127,000	1,270
March 2, 1999 stock issued for cash	0.35	28,864	289
March 17, 1999 stock issued for cash	0.35	43,296	433
March 19, 1999 stock issued for cash	0.35	43,296	433
April 2, 1999 stock issued for cash	0.35	101,023	1,010
April 9, 1999 stock issued for cash	0.35	42,141	421
April 13, 1999 stock issued for cash	0.35	14,432	144
April 14, 1999 stock issued for cash	0.35	9,236	92
April 15, 1999 stock issued for cash	0.35	57,727	577
April 16, 1999 stock issued for cash	0.35	28,864	289
April 23, 1999 stock issued for cash	0.35	187,614	1,876
April 26, 1999 stock issued for services at fair value Driscoll	0.35	28,864	289
May 3, 1999 stock issued for cash	0.35	101,023	1,010
July 19, 1999 stock issued for cash	0.46	75,958	760
July 26, 1999 stock issued for cash	0.46	21,703	217
July 30, 1999 stock issued for services at fair value BarrHaneau	0.35	21,648	216
July 30, 1999 stock issued for services at fair value Titus		28,864	289
August 2, 1999 stock issued for cash	0.46	21,706	217
August 4, 1999 stock issued for cash	0.46	23,091	231
August 10, 1999 stock issued for cash	0.46	28,864	289
August 23, 1999 stock issued for cash	0.46	52,737	529
August 24, 1999 stock issued for cash	0.46	43,734	437
September 13, 1999 stock issued for cash	0.46	57,727	577
September 17, 1999 stock issued for cash	0.46	237,430	2,374
October 15, 1999 stock issued for cash	0.46	17,318	173
October 21, 1999 stock issued for cash	0.46	86,808	868
October 22, 1999 stock issued for cash	0.46	111,333	1,113
October 25, 1999 stock issued for cash	0.46	119,478	1,195
October 26, 1999 stock issued for cash	0.46	36,080	361
November 5, 1999 stock issued for cash	0.46	43,405	434
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
November 5, 1999 stock issued for cash	10	100	1
November 9, 1999 stock issued for cash	10.05	995	10
November 18, 1999 stock issued for cash	10.05	995	10
November 23, 1999 stock issued for cash	10.06	11,406	114
December 3, 1999 stock issued for cash	10.05	1,194	12
December 7, 1999 stock issued for cash	10.05	2,488	25
December 16, 1999 stock issued for cash	10.05	398	4
December 17, 1999 stock issued for cash	10.05	995	10
December 31, 1999 stock issued for cash	10.05	995	10
December 31, 1999 adjust stock issued for cash		141
Net loss (comprehensive net loss)
Balance, December 31, 1999		$ 29,653,843	$ 296,538

January 3, 2000 stock issued for cash	10.05	$ 1,991	$ 20
January 14, 2000 stock issued for cash	5.02	4,977	50
January 14, 2000 stock issued for services at fair value Infocall	5.02	3,981	40
February 9, 2000 stock issued for cash	10.05	1,991	20
February 10, 2000 stock issued for cash	10.05	1,493	15
February 14, 2000 stock issued for cash	10.04	498	5
February 15, 2000 stock issued for cash	10.05	995	10
February 22, 2000 stock issued for cash	10.05	5,424	54
February 25, 2000 stock issued for cash	10.05	1,294	13
February 28, 2000 stock issued for cash	10.05	1,692	17
February 29, 2000 stock issued for cash	10.05	1,991	20
March 2, 2000 stock issued for cash	10.05	597	6
March 7, 2000 stock issued for cash	10.05	199	2
March 8, 2000 stock issued for cash	10.05	13,138	131
March 10, 2000 stock issued for cash	10.05	995	10
March 13, 2000 stock issued for cash	10.05	995	10
March 16, 2000 stock issued for cash	10.05	995	10
March 20, 2000 stock issued for cash	10.05	2,389	24
March 23, 2000 stock issued for cash	10.05	199	2
March 24, 2000 stock issued for cash	10.05	3,981	40
March 29, 2000 stock issued for cash	10.05	995	10
March 30, 2000 stock issued for cash	10.05	995	10
April 19, 2000 stock issued for cash	10.05	995	10
April 27, 2000 stock issued for cash	10.05	1,891	19
May 10, 2000 stock issued for cash	10.05	995	10
May 12, 2000 stock issued for cash	10.05	16,920	169
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
May 19, 2000 stock issued for cash	10.05	2,030	20
June 19, 2000 stock issued for cash	10.05	2,986	30
June 21, 2000 stock issued for cash	10.05	4,180	42
June 30, 2000 adjust stock issued for cash	20	1,660	17
June 30, 2000 adjust stock issued for cash	20	(4,620)	(31)
July 1, 2000 adjust stock issued for cash -Driscoll)	0.69	(14,500)
July 1, 2000 adjust stock issued for cash-Wallet)	3.88	(3,093)
August 18, 2000 share exchange adjustment		(14,467)	(350)
August 18, 2000 stock issued as part of merger Viola Group	0	3,300,007	33,000
August 18, 2000 stock options granted and exercised for services at fair value Clever	2.42	25,000	250
August 18, 2000 stock options granted and exercised for subscription receivable Benson		93,750	937
August 18, 2000 stock options granted and exercised for subscription receivable, Phillips		93,750	937
August 18, 2000 stock options granted and exercised for subscriptions receivable Cairns		32,500	325
August 22, 2000 stock options granted at fair value Kaiser
October 1, 2000 payment of subscription receivable for services at fair value Clever
October 1, 2000 payment of subscription receivable for services at fair value Benson
October 23, 2000 stock options granted and exercised for services at fair value Clever	2.25	25,000	250
October 30, 2000 stock options granted and exercised for services at fair value Benson	2.9	93,750	938
October 30, 2000 stock options granted and exercised for services at fair value Phillips	4.6	93,750	937
October 30, 2000 stock options granted and exercised for services at fair value Cairns	2.92	32,500	325
November 14, 2000 stock issued services at fair value Infocall	1.91	990,000	9,900
November 28, 2000 stock issued for services at fair value Net Connection Corp	2.71	340,000	3,400
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
November 28, 2000 stock issued for services at fair value Clever	2.25	25,000	250
November 28, 2000 stock issued for services at fair value Dodrill	2.56	40,000	400
November 28, 2000 stock issued for services at fair value Richfield	2.56	20,000	200
November 28, 2000 share exchange adjustment -Benson, Phillips, Cairns, miscellaneous)		117,180	1,186
December 20, 2000 stock options granted at fair value Adams
December 21, 2000 conversion of debentures	2.5	38,000	380
December 21, 2000 stock options granted, exercised and issued -3rd Round Investors)	0.09	174,590	1,746
December 21, 2000 stock options granted at fair value Rivero
December 31, 2000 stock options granted at fair value Jacobs
December 31, 2000 stock options granted at fair value Royal
December 31, 2000 stock options granted at fair value Shewmaker
Net loss -comprehensive net loss)
Balance, December 31, 2000		$ 35,235,402	$ 352,354

January 2, 2001 stock issued for services at fair value Net Connection Corp.	2.84	$ 340,000	$ 3,400
January 29, 2001 stock issued for services at fair value Richfield	3	30,000	300
January 29, 2001 stock issued for services at fair value Kolb	1.56	200,000	2,000
January 29, 2001 stock issued for services at fair value Silvasy	2.56	5,000	50
January 29, 2001 stock issued for services at fair value Young	2.56	2,500	25
January 29, 2001 stock issued for services at fair value Adams	2.56	5,000	50
January 29, 2001 stock issued for services at fair value Transmedia	2.92	9,000	90
January 29, 2001 stock options exercised and issued for cash 3rd round investors	0.1	27,993	280
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
January 29, 2001 stock issued for cash	3	30,800	308
January 29, 2001 conversion of debentures	2.5	8,000	80
March 29, 2001 stock options exercised and issued for cash 3rd round investors	0.16	34,615	346
March 31, 2001 payment of subscription receivable for services at fair value Benson
March 31, 2001 payment of subscription receivable for services at fair value Phillips
March 31, 2001 payment of subscription receivable for services at fair value Cairns
March 31, 2001 adjust stock issued for cash		(12)
April 4, 2001 stock issued for services at fair value Kolb	2.16	50,000	500
April 4, 2001 stock issued for services at fair value Annis	1.1	5,000	50
May 1, 2001 stock options granted at fair value Kaiser
May 4, 2001 stock issued for services at fair value Dove	1.54	30,000	300
May 21, 2001 stock issued for services at fair value Dove	0.83	30,000	300
May 21, 2001 stock issued for services at fair value Cairns	1.22	32,500	325
June 5, 2001 stock issued for services at fair value Young	0.83	5,000	50
June 5, 2001 stock issued for services at fair value Silvasy	1.1	5,000	50
June 12, 2001 stock issued for services at fair value Kolb	4.11	60,000	600
June 12, 2001 stock issued for services at fair value DeanDastvan	0.6	20,000	200
June 12, 2001 adjust merger shares		2,508	25
June 25, 2001 stock issued for services at fair value Dove	0.86	30,000	300
July 5, 2001 stock issued for services at fair value Young	1.05	20,000	200
July 5, 2001 stock issued for services at fair value Silvasy	1.17	30,000	300
July 5, 2001 stock issued for services at fair value McGrath	0.69	10,000	100
July 12, 2001 stock issued for services at fair value DeanDastvan	0.81	20,000	200
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
July 12, 2001 stock issued for services at fair value Annis	2.54	10,000	100
July 25, 2001 stock issued for services at fair value Dove	0.92	30,000	300
July 25, 2001 stock issued for services at fair value Kolb	1.31	100,000	1,000
August 13, 2001 stock issued for services at fair value Dodrill	0.66	10,515	105
August 13, 2001 stock issued for services at fair value Silvasy	0.28	10,000	100
August 13, 2001 stock issued for services at fair value Young	0.36	10,000	100
August 13, 2001 stock issued for services at fair value McGrath	0.29	15,000	150
August 20, 2001 stock issued for services at fair value Net Connection Corp.	0.49	150,000	1,500
August 23, 2001 stock issued for services at fair value Dodrill	0.49	40,000	400
August 23, 2001 stock issued for services at fair value Hester	0.38	40,000	400
August 23, 2001 stock issued for services at fair value DeVal	0.39	40,000	400
August 23, 2001 stock issued for services at fair value Noser	0.39	40,000	400
August 23, 2001 stock issued for services at fair value Aro	0.39	40,000	400
August 23, 2001 stock issued for services at fair value Holzworth	0.4	40,000	400
August 23, 2001 stock issued for services at fair value Silvasy	0.33	5,000	50
August 23, 2001 stock issued for services at fair value Young	0.35	5,000	50
August 23, 2001 stock issued for services at fair value McGrath	0.32	10,000	100
October 1, 2001 stock issued for services at fair value DeVal	0.16	30,000	300
October 1, 2001 stock issued for services at fair value Holzworth	0.25	30,000	300
October 1, 2001 stock issued for services at fair value Hester	0.37	30,000	300
October 1, 2001 stock issued for services at fair value Noser	0.27	30,000	300
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
October 1, 2001 stock issued for services at fair value Silvasy	0.28	5,000	50
October 1, 2001 stock issued for services at fair value Young	0.3	5,000	50
October 1, 2001 stock issued for services at fair value DeanDastvan	0.13	30,000	300
October 1, 2001 stock issued for services at fair value Dodrill	0.26	40,000	400
October 1, 2001 stock issued for services at fair value Kolb	0.4	30,000	300
October 1, 2001 stock options granted at fair value Dove
October 15, 2001 stock issued for services at fair value Hester	0.26	250,000	2,500
October 15, 2001 stock issued for services at fair value DeanDastvan	0.13	30,000	300
October 15, 2001 stock issued for services at fair value DeVal	0.09	27,000	270
October 15, 2001 stock issued for services at fair value Noser	0.16	27,000	270
October 15, 2001 stock issued for services at fair value Holzworth	0.15	27,000	270
October 15, 2001 stock issued for services at fair value Dodrill	0.34	50,000	500
November 5, 2001 stock issued for services at fair value Dove	0.12	55,000	550
November 5, 2001 stock issued for services at fair value Adams	0.25	12,000	120
November 5, 2001 stock issued for services at fair value Calver	0.25	8,000	80
November 7, 2001 stock issued for services at fair value Hester	0.16	250,000	2,500
November 7, 2001 stock issued for services at fair value Kolb	0.14	30,000	300
December 6, 2001 stock issued for services at fair value Dodrill, Hester, Kolb, Dove)	0.12	200,000	2,000
December 6, 2001 stock issued for services at fair value Hester	0.12	500,000	5,000
December 6, 2001 stock issued for services at fair value Kolb	0.09	40,000	400
December 6, 2001 stock issued for services at fair value Dove	0.16	30,000	300
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
December 21, 2001 stock issued for deferred financing at fair value		1,500,000	15,000
December 21, 2001 stock issued for services at fair value Hester	0.11	500,000	5,000
December 31, 2001 stock options expired (Rivero, Jacobs, Royal, Shewmaker)
Net loss (comprehensive net loss)
Balance, December 31, 2001		$ 40,639,821	$ 406,398

January 2, 2002 financing fees recognized
January 7, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	0.08	$ 500,000	$ 5,000
January 9, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	0.07	430,000	4,300
February 1, 2002 stock issued for services at fair value Dodrill	0.05	100,000	1,000
February 1, 2002 stock issued for services at fair value Dove	0.03	100,000	1,000
February 1, 2002 stock issued for services at fair value Benson	0.03	1,000,000	10,000
February 1, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	0.02	500,000	5,000
February 8, 2002 stock issued for services at fair value Kristoff	0.03	100,000	1,000
February 14, 2002 stock issued for cash	0.04	5,000,000	50,000
February 20, 2002 stock issued for services at fair value Dodrill	0.06	100,000	1,000
March 6, 2002 stock issued for services at fair value DeanDastvan	0.02	100,000	1,000
March 31, 2002 stock options granted at fair value Dove
April 23, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	0.02	1,000,000	10,000
May 1, 2002 stock issued for services at fair value DeanDastvan	0.02	1,000,000	10,000
May 1, 2002 stock issued for services at fair value Dodrill	0.01	400,000	4,000
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
May 1, 2002 stock issued for services at fair value Kristoff	0.02	300,000	3,000
May 6, 2002 stock issued for services at fair value Orr	0.02	500,000	5,000
May 7, 2002 stock issued for service at fair value Collins	0.01	200,000	2,000
May 7, 2002 stock issued for service at fair value DeVal	0.01	200,000	2,000
May 7, 2002 stock issued for service at fair value Holzworth	0.03	200,000	2,000
May 20, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	0.03	15,000,000	150,000
May 21, 2002 stock issued for services at fair value Kristoff	0.01	500,000	5,000
May 21, 2002 stock issued for services at fair value Kaiser	0.02	200,000	2,000
May 28, 2002 stock options granted at fair value Gibson	0.04
May 29, 2002 stock options granted at fair value Bragg
June 6, 2002 stock issued for services at fair value Ashley Associates	0.03	2,500,000	25,000
June 12, 2002 stock options granted at fair value Erickson
June 13, 2002 stock options granted at fair value Tate
June 21, 2002 stock options granted at fair value Rugerro
June 30, 2002 stock warrants granted at fair value QAT
July 5, 2002 stock issued for services at fair value Galpern	0.02	1,500,000	15,000
July 5, 2002 stock issued for services at fair value Sellars	0.02	350,000	3,500
July 5, 2002 stock issued for services at fair value Cella	0.02	350,000	3,500
July 12, 2002 stock options granted at fair value Tanzini
July 12, 2002 stock options granted at fair value Krishnan
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
July 31, 2002 stock issued for services at fair value Seymour	0.02	300,000	3,000
August 18, 2002 adjust issuances to investor to satisfy litigation La Jolla Cove Investors
August 19, 2002 stock issued to satisfy litigation with investor at fair value La Jolla Cove Investors	0.01	5,000,000	50,000
August 19, 2002 stock issued to satisfy note payable litigation at fair value North Atlantic Partners	0.03	3,272,727	32,727
August 19, 2002 stock issued for services at fair value DeanDastvan	0.01	1,000,000	10,000
August 19, 2002 stock issued for services at fair value Dodrill	0.01	1,000,000	10,000
August 19, 2002 stock issued for cash	0.01	5,500,000	55,000
August 21, 2002 stock warrants granted to investor (La Jolla Cove Investors)	0.01
August 22, 2002 stock options expired Kaiser
August 22, 2002 stock options granted at fair value Kaiser
August 29, 2002 stock options granted at fair value Erickson
September 12, 2002 stock issued for services at fair value BJG Holdings	0.03	600,000	6,000
September 30, 2002 stock warrants granted at fair value QAT
October 9, 2002 stock issued for services at fair value Adam		400,000	4,000
October 9, 2002 stock issued for services at fair value Mottayaw		400,000	4,000
October 9, 2002 stock issued for services at fair value Ference		1,600,000	16,000
October 9, 2002 stock issued for services at fair value Erickson		300,000	3,000
October 9, 2002 stock issued for services at fair value Noser		300,000	3,000
October 9, 2002 stock issued for services at fair value Hester		600,000	6,000
October 16, 2002 stock issued for cash	0.01	1,339,286	13,392
October 18, 2002 stock issued for cash	0.02	921,659	9,217
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
October 18, 2002 adjust stock warrant grant to investor (La Jolla Cove Investors)
October 23, 2002 stock issued for service at fair value Kaiser		650,000	6,500
October 23, 2002 stock warrants exercised and issued	0	250,000	2,500
October 23, 2002 stock issued for cash	0.02	921,659	9,217
October 25, 2002 stock issued for services at fair value Benson	0.01	6,000,000	60,000
October 30, 2002 stock warrants exercised and issued	0	1,500,000	15,000
November 5, 2002 stock issued for cash	0.01	2,000,000	20,000
November 6, 2002 stock issued for cash	0.01	904,977	9,050
November 6, 2002 stock warrants exercised and issued	0	500,000	5,000
November 8, 2002 stock issued for cash		132,836	1,329
November 12, 2002 stock options granted at fair value PMR
November 18, 2002 stock warrants exercised and issued	0	1,568,182	15,682
November 19, 2002 stock warrants exercised and issued	0	500,000	5,000
November 21, 2002 stock warrants exercised and issued	0	2,000,000	20,000
November 25, 2002 stock issued for services at fair value PMR Group	0.01	7,000,000	70,000
December 4, 2002 stock warrants granted to investor (La Jolla Cove Investors)
December 9, 2002 stock issued for cash	0.01	2,000,000	20,000
December 11, 2002 stock warrants exercised and issued	0	2,000,000	20,000
December 17, 2002 stock options granted at fair value Noser
December 17, 2002 stock options granted at fair value Adam
December 17, 2002 stock options granted at fair value Mottayaw
December 17, 2002 stock options granted at fair value Dickman
December 17, 2002 stock options granted at fair value McVey
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
December 19, 2002 stock warrants exercised and issued	0	1,680,843	16,808
December 31, 2002 adjust stock warrants exercised
December 31, 2002 writeoff deferred financing costs
December 31, 2002 stock warrants granted at fair value QAT
December 31, 2002 stock options expired
Net loss (comprehensive net loss)
Balance, December 31, 2002
		$ 124,911,990	$ 1,249,120

January 1, 2003 stock options granted at fair value PTR Group
January 6, 2003 stock issued for services at fair value Benson	0.04	$ 4,000,000	$ 40,000
January 1, 2003 stock issued for cash	0.01	1,000,000	10,000
January 7, 2003 stock issued in lieu of accounts payable at fair value La Jolla Cove Investors, Inc.	0.01	5,000,000	50,000
January 14, 2003 stock issued in lieu of accounts payable at fair value La Jolla Cove Investors, Inc.	0.01	5,000,000	50,000
January 31, 2003 stock issued for services at fair value Dodrill	0.02	3,000,000	30,000
January 31, 2003 stock issued for services at fair value Dove	0.02	3,000,000	30,000
January 31, 2003 stock options exercised and issued	0.04	3,000,000	30,000
February 3, 2003 stock issued for services at fair value Dickman	0.02	100,000	1,000
February 3, 2003 stock issued for services at fair value Adam	0.02	200,000	2,000
February 3, 2003 stock issued for services at fair value Mottayaw	0.02	200,000	2,000
February 3, 2003 stock issued for cash	0.01	1,688,000	16,880
February 4, 2003 stock options exercised and issued	0.01	928,571	9,286
February 4, 2003 stock issued for cash	0.01	928,571	9,286
February 5, 2003 Stock issued for services at fair value VanSchaik	0.02	200,000	2,000
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
February 5, 2003 Stock issued for cash	0.01	1,428,571	14,286
February 7, 2003 stock issued for services at fair value Brantley	0.02	3,000,000	30,000
February 10, 2003 stock issued for services at fair value Collins	0.02	775,000	7,750
February 10, 2003 stock issued for services at fair value McVey	0.02	200,000	2,000
February 12, 2003 stock issued for services at fair value Yes, International	0.02	200,000	2,000
February 14, 2003 stock issued for services at fair value Silvasy	0.07	330,000	3,300
February 21, 2003 stock issued for cash		750,000	7,500

February 26, 2003 stock issued for services at fair value Bevins	0.02	10,000,000	100,000
March 7, 2003 stock options granted at fair value QAT
March 12, 2003 Stock issued in partial satisfaction of note payable at fair value Coldwater Capital	0.02	3,272,727	32,727
March 12, 2003 stock issued for cash	0.01	423,077	4,230
March 31, 2003 deferred stock compensation earned
March 31, 2003 stock warrants granted at fair value QAT
April 1, 2003 consilidates subsidiary sale of additional shares
April 22, 2003 stock options granted for services at fair value QAT
April 22. 2003 stock options granted for services at fair value Gordon
May 7, 2003 stock issued for cash		750,000	7,500
May 20, 2003 conversion of debentures	0.17	28,837	288
May 30, 2003 stock options exercised	0.01	750,000	7,500
June 5, 2003 stock warrants exercised		5,000,000	50,000
June 6, 2003 10% stock dividend issued		13,999,900	140,000
June 9, 2003 stock warrants granted for services at fair value Brantley
June 11, 2003 stock issued for cash	0.1	3,083,333	30,833
June 11, 2003 stock options exercised Brantley	0.03	1,266,667	12,667
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
June 11, 2003 stock options exercised Dickman	0.05	105,000	1,050
June 11. 2003 stock options exercised Gibson	0.05	30,000	300
June 11. 2003 stock options exercised McVey	0.05	80,000	800
June 11. 2003 stock options exercised Brantley	0.07	500,000	5,000
June 11. 2003 stock options exercised Noser	0.05	105,000	1,050
June 11, 2003 stock options exercised Ruggero	0.05	180,000	1,800
June 11, 2003 stock options exercised Tate	0.05	150,000	1,500
June 11. 2003 stock issued for cash	0.01	800,000	8,000
June 11, 2003 stock issued for services at fair value Noser	0.17	300,000	3,000
June 13, 2003 purchase treasury stock
June 20, 2003 stock issued for services at fair value Yes, International	0.11	2,500,000	25,000
June 30, 2003 stock warrants granted at fair value QAT
June 30, 2003 adjust stock issued for cash
July 9, 2003 stock options exercised and stock issued for services		2,900,000	29,000
July 16, 2003 stock options exercised in lieu of cash for at fair value Solnet Technologies	0.05	450,000	4,500
July 16, 2003 stock options exercised Adam	0.05	105,000	1,050
July 16, 2003 stock options exercised Mottayaw	0.05	105,000	1,050
July 16, 2003 stock options exercised Tanzini	0.05	200,000	2,000
July 16, 2003 stock options exercised in lieu of cash for at fair value Erickson	0.05	325,000	3,250
July 16, 2003 stock issued for services at fair value Mottayaw	0.12	400,000	4,000
July 16, 2003 stock issued for services at fair value Adam	0.12	400,000	4,000
July 16, 2003 stock issued for services at fair value Erickson	0.2	300,000	3,000
July 23, 2003 stock issued for cash	0.11	750,000	7,500
July 23, 2003 stock issued for cash	0.09	1,000,000	10,000
July 23, 2003 stock issued for cash	0.06	4,166,000	41,660
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
August 15, 2003 stock options granted at fair value Polk
September 30, 2003 stock warrants granted at fair value QAT
September 30, 2003 adjust stock issued for cash
September 30, 2003 stock options issued for services at fair value Stroup
October 1, 2003 stock options granted at fair value Vuksich
October 3, 2003 adjust stock issued for cash
November 30, 2003 stock options granted for services at fair value Ference
December 1, 2003 stock options granted for services at fair value Stroup
December 16, 2003 stock issued for cash	0.17	100,000	1,000
December 16, 2003 stock issued for cash	0.17	90,000	900
December 16, 2003 stock and stock options issued for cash	0.11	11,823,528	118,235

December 31, 2003 treasury stock activities		(250,000)	(2,500)
December 31, 2003 adjust stock issued for cash
Net Loss (Comprehensive Net Loss)
Balance December 31, 2003		$ 226,029,772	$ 2,260,298

January 1, 2004 stock options issued for services as fair value Benson		$ -	$ -
January 7, 2004 stock options issued for services at fair value Polk
January 15, 2004 stock options issued for services at fair value Mitsunaga
January 27, 2004 stock issued for services at fair value AMT Management		250,000	2,500
January 29, 2004 stock subscription receivable payment received
February 2, 2004 stock options issued for services at fair value Giagtzis
February 12, 2004 stock options issued for services at fair value Gilberg
February 12, 2004 stock options issued for services at fair value Hershman
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
February 17, 2004 subscribed stock returned and cancelled Brantley		(1,784,874)	(17,849)
March 31, 2004 stock options issued for services at fair value Stroup
March 31, 2004 stock options issued for services at fair value Ference
March 31, 2004 stock options issued for services at fair Value Stroup
April 1, 2004 stock issued for stock subscription receivable	0.17	2,941,176	29,412
June 30, 2004 beneficial conversion for agreements to issue convertible promissory notes April through June 2004
June 30, 2004 stock options issued for services at fair value Giagtzis
June 30, 2004 stock options issued for services at fair value Stroup
June 30, 2004 stock options issued for services at fair value Ference
July 23, 2004 stock options issued for services at fair value Ference
August 2, 2004 stock issued for services at fair value Benson	0.13	5,000,000	50,000
August 5, 2004 stock issued for services at fair value Ference	0.16	2,000,000	20,000
August 5, 2004 stock issued for services at fair value Dove	0.14	3,000,000	30,000
August 6, 2004 stock issued for services at fair value Murphy	0.11	5,000,000	50,000
August 13, 2004 stock issued for services at fair value Noser	0.11	100,000	1,000
August 13, 2004 stock issued for services at fair value Erickson	0.11	100,000	1,000
August 13, 2004 stock issued for services at fair value Van Cooney	0.11	100,000	1,000
August 13, 2004 stock issued for services at fair value Fayette	0.11	100,000	1,000
August 13, 2004 stock issued for services at fair value Schwartz	0.11	100,000	1,000
August 13, 2004 stock issued for services at fair value Smith	0.11	100,000	1,000
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
August 13, 2004 stock issued for services at fair value Adam	0.11	100,000	1,000
August 13, 2004 stock issued for services at fair value Mottayaw	0.11	100,000	1,000
September 14, 2004 stock issued for services at fair value VanSchaik	0.11	100,000	1,000
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
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
September 30, 2004 stock options issued for services at fair value Smith
September 30, 2004 stock options issued for services at fair value Van Cooney/MRE
September 30, 2004 stock options issued for services at fair value Van Cooney/MRE
September 30, 2004 stock options issued for services at fair value Van Schaik/AT Soft
September 30, 2004 stock options issued for services at fair value Van Schaik/AT Soft
September 30, 2004 beneficial conversion for agreements to issue convertible promissory notes July through September 2004
October 29, 2004 stock issued for services at fair value Purohit	0.07	1,000,000	10,000
October 29, 2004 stock issued for services at fair value Hester	0.15	7,000,000	70,000
November 2, 2004 stock issued upon conversion of convertible promissory note Hughes	0.03	750,000	7,500
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
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders' Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Price Per Share $	Common Stock Shares Outstanding #	Common Stock $
December 31, 2004 stock options issued for services at fair value Schwartz
December 31, 2004 stock options issued for services at fair value Smith
December 31, 2004 stock options issued for services at fair value Van Cooney/MRE
December 31, 2004 stock options issued for services at fair value Van Schaik/AT Soft

Net Loss (Comprehensive Net Loss)
Balance December 31, 2004		$ 252,086,074	$ 2,520,861
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage

Balance, January 13, 1999	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

January 13, 1999 stock issued for services at fair value to Benson, Phillips, Cairns	(179,205)	(31,300)
January 29, 1999 stock issued for cash	46,614
February 12, 1999 stock issued for cash	64,095
February 17, 1999 stock issued for cash	14,567
March 1, 1999 stock issued for cash	42,730
March 2, 1999 stock issued for cash	9,711
March 17, 1999 stock issued for cash	14,567
March 19, 1999 stock issued for cash	14,567
April 2, 1999 stock issued for cash	33,990
April 9, 1999 stock issued for cash	14,179
April 13, 1999 stock issued for cash	4,856
April 14, 1999 stock issued for cash	3,158
April 15, 1999 stock issued for cash	19,423
April 16, 1999 stock issued for cash	9,711
April 23, 1999 stock issued for cash	63,124
April 26, 1999 stock issued for services at fair value Driscoll	9,711
May 3, 1999 stock issued for cash	33,990
July 19, 1999 stock issued for cash	34,240
July 26, 1999 stock issued for cash	9,783
July 30, 1999 stock issued for services at fair value BarrHaneau	7,284
July 30, 1999 stock issued for services at fair value Titus	(289)
August 2, 1999 stock issued for cash	9,783
August 4, 1999 stock issued for cash	10,309
August 10, 1999 stock issued for cash	13,011
August 23, 1999 stock issued for cash	23,773
August 24, 1999 stock issued for cash	19,714
September 13, 1999 stock issued for cash	26,023
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
September 17, 1999 stock issued for cash	107,031
October 15, 1999 stock issued for cash	7,807
October 21, 1999 stock issued for cash	39,132
October 22, 1999 stock issued for cash	50,187
October 25, 1999 stock issued for cash	53,859
October 26, 1999 stock issued for cash	16,264
November 5, 1999 stock issued for cash	19,566
November 5, 1999 stock issued for cash	999
November 9, 1999 stock issued for cash	9,990
November 18, 1999 stock issued for cash	9,990
November 23, 1999 stock issued for cash	114,686
December 3, 1999 stock issued for cash	11,988
December 7, 1999 stock issued for cash	24,975
December 16, 1999 stock issued for cash	3,996
December 17, 1999 stock issued for cash	9,990
December 31, 1999 stock issued for cash	9,990
December 31, 1999 adjust stock issued for cash
Net loss -comprehensive net loss								(1,046,928)
Balance, December 31, 1999	$ 863,869	$ (31,300)	$ -	$ -	$ -	$ -	$ -	$ (1,046,928)

January 3, 2000 stock issued for cash	$ 19,980	$ -	$ -	$ -	$ -	$ -	$ -	$ -
January 14, 2000 stock issued for cash	24,950
January 14, 2000 stock issued for services at fair value Infocall	19,960
February 9, 2000 stock issued for cash	19,980
February 10, 2000 stock issued for cash	14,985
February 14, 2000 stock issued for cash	4,995
February 15, 2000 stock issued for cash	9,990
February 22, 2000 stock issued for cash	54,446
February 25, 2000 stock issued for cash	12,987
February 28, 2000 stock issued for cash	16,983
February 29, 2000 stock issued for cash	19,980
March 2, 2000 stock issued for cash	5,994
March 7, 2000 stock issued for cash	1,998
March 8, 2000 stock issued for cash	131,869
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
March 10, 2000 stock issued for cash	9,990
March 13, 2000 stock issued for cash	9,990
March 16, 2000 stock issued for cash	9,990
March 20, 2000 stock issued for cash	23,976
March 23, 2000 stock issued for cash	1,998
March 24, 2000 stock issued for cash	39,960
March 29, 2000 stock issued for cash	9,990
March 30, 2000 stock issued for cash	9,990
April 19, 2000 stock issued for cash	9,990
April 27, 2000 stock issued for cash	18,981
May 10, 2000 stock issued for cash	9,990
May 12, 2000 stock issued for cash	169,831
May 19, 2000 stock issued for cash	20,380
June 19, 2000 stock issued for cash	29,972
June 21, 2000 stock issued for cash	41,958
June 30, 2000 adjust stock issued for cash	33,183
June 30, 2000 adjust stock issued for cash	(92,370)
July 1, 2000 adjust stock issued for cash -Driscoll	(10,000)
July 1, 00 adjust stock issued for cash-Wallet	(12,000)
August 18, 2000 share exchange adjustment	350
Aug. 18, 00 stock issued - merger Viola Group	(28,900)
August 18, 2000 stock options granted and exercised for services at fair value Clever	60,500	(250)
August 18, 2000 stock options granted and exercised for subscription receivable Benson	308,438	(309,375)
August 18, 2000 stock options granted and exercised for subscription receivable, Phillips	308,438	(309,375)
Aug. 18, 2000 stock options granted and exercised for subscriptions receivable Cairns	106,925	(107,250)
August 22, 2000 stock options granted at fair value Kaiser				45,420
October 1, 2000 payment of subscription receivable for services at fair value Clever		250
October 1, 2000 payment of subscription receivable for services at fair value Benson		31,300
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continiued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
October 23, 2000 stock options granted and exercised for services at fair value Clever	56,000
October 30, 2000 stock options granted and exercised for services at fair value Benson	308,436	37,638
October 30, 2000 stock options granted and exercised for services at fair value Phillips	308,438	121,885
October 30, 2000 stock options granted and exercised for services at fair value Cairns	106,925	(12,243)
November 14, 2000 stock issued services at fair value Infocall	1,883,475
November 28, 2000 stock issued for services at fair value Net Connection Corp	917,643
November 28, 2000 stock issued for services at fair value Clever	56,000
November 28, 2000 stock issued for services at fair value Dodrill	102,080
November 28, 2000 stock issued for services at fair value Richfield	51,040
November 28, 2000 share exchange adjustment -Benson, Phillips, Cairns	-1,186
December 20, 2000 stock options granted at fair value Adams				255,246
Dec. 21, 2000 conversion of debentures	94,610
December 21, 2000 stock options granted, exercised and issued -3rd Round Investors	15,713	-2,255
December 21, 2000 stock options granted at fair value Rivero				3,870
December 31, 2000 stock options granted at fair value Jacobs				2,153
December 31, 2000 stock options granted at fair value Royal				6,413
December 31, 2000 stock options granted at fair value Shewmaker				13,496
Net loss -comprehensive net loss								(6,957,807)
Balance, December 31, 2000	$ 6,213,690	$ (656,251)	$ -	$ 326,598	$ -	$ -	$ -	$ (6,957,807)

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
January 2, 2001 stock issued for services at fair value Net Connection Corp.	963,016
January 29, 2001 stock issued for services at fair value Richfield	89,700
January 29, 2001 stock issued for services at fair value Kolb	563,164				(253,864)
January 29, 2001 stock issued for services at fair value Silvasy	12,760
January 29, 2001 stock issued for services at fair value Young	6,380
January 29, 2001 stock issued for services at fair value Adams	12,760
January 29, 2001 stock issued for services at fair value Transmedia	26,203
January 29, 2001 stock options exercised and issued for cash 3rd round investors	2,520
January 29, 2001 stock issued for cash	92,092
January 29, 2001 conversion of debentures	19,920
March 29, 2001 stock options exercised and issued for cash 3rd round investors	3,115	2,198
March 31, 2001 payment of subscription receivable for services at fair value Benson		347,014
March 31, 2001 payment of subscription receivable for services at fair value Phillips		119,493
March 31, 2001 payment of subscription receivable for services at fair value Cairns		187,490
April 4, 2001 stock issued for services at fair value Kolb	107,618
April 4, 2001 stock issued for services at fair value Annis	5,458
May 1, 2001 stock options granted at fair value Kaiser				30,974
May 4, 2001 stock issued for services at fair value Dove	45,774
May 21, 2001 stock issued for services at fair value Dove	24,618

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
June 5, 2001 stock issued for services at fair value Young	4,110
June 5, 2001 stock issued for services at fair value Silvasy	5,460
June 12, 2001 stock issued for services at fair value Kolb	41,328				204,860
June 12, 2001 stock issued for services at fair value DeanDastvan	11,889
June 12, 2001 adjust merger shares	(25)
June 25, 2001 stock issued for services at fair value Dove	32,162				(6,653)
July 5, 2001 stock issued for services at fair value Young	20,899
July 5, 2001 stock issued for services at fair value Silvasy	34,901
July 5, 2001 stock issued for services at fair value McGrath	6,780
July 12, 2001 stock issued for services at fair value DeanDastvan	16,032
July 12, 2001 stock issued for services at fair value Annis	25,267
July 25, 2001 stock issued for services at fair value Dove	20,569				6,653
July 25, 2001 stock issued for services at fair value Kolb	80,635				49,004
August 13, 2001 stock issued for services at fair value Dodrill	6,866
August 13, 2001 stock issued for services at fair value Silvasy	2,660
August 13, 2001 stock issued for services at fair value Young	3,480
August 13, 2001 stock issued for services at fair value McGrath	4,165
August 20, 2001 stock issued for services at fair value Net Connection Corp.	72,450
August 23, 2001 stock issued for services at fair value Dodrill	19,280

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
August 23, 2001 stock issued for services at fair value Hester	14,760
August 23, 2001 stock issued for services at fair value DeVal	15,355
August 23, 2001 stock issued for services at fair value Noser	15,371
August 23, 2001 stock issued for services at fair value Aro	15,374
August 23, 2001 stock issued for services at fair value Holzworth	15,412
August 23, 2001 stock issued for services at fair value Silvasy	1,585
August 23, 2001 stock issued for services at fair value Young	1,690
August 23, 2001 stock issued for services at fair value McGrath	3,060
October 1, 2001 stock issued for services at fair value DeVal	4,633
October 1, 2001 stock issued for services at fair value Holzworth	7,245
October 1, 2001 stock issued for services at fair value Hester	10,771
October 1, 2001 stock issued for services at fair value Noser	7,937
October 1, 2001 stock issued for services at fair value Silvasy	1,330
October 1, 2001 stock issued for services at fair value Young	1,440
October 1, 2001 stock issued for services at fair value DeanDastvan	3,480
October 1, 2001 stock issued for services at fair value Dodrill	10,160
Oct. 1, 2001 stock issued for services at fair value Kolb	11,576
Oct. 1, 2001 k options granted at fair value Dove				58,278
October 15, 2001 stock issued for services at fair value Hester	62,007
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
October 15, 2001 stock issued for services at fair value DeanDastvan	3,480
October 15, 2001 stock issued for services at fair value DeVal	2,106
October 15, 2001 stock issued for services at fair value Noser	4,004
October 15, 2001 stock issued for services at fair value Holzworth	3,803
October 15, 2001 stock issued for services at fair value Dodrill	16,525
November 5, 2001 stock issued for services at fair value Dove	6,190
November 5, 2001 stock issued for services at fair value Adams	2,880
November 5, 2001 stock issued for services at fair value Calver	1,920
November 7, 2001 stock issued for services at fair value Hester	37,248
November 7, 2001 stock issued for services at fair value Kolb	3,912
December 6, 2001 stock issued for services at fair value Dodrill, Hester, Kolb, Dove	22,301
December 6, 2001 stock issued for services at fair value Hester	55,655
December 6, 2001 stock issued for services at fair value Kolb	3,069
Dec 6, 2001 stock issued for services at fair value Dove	4,500
December 21, 2001 stock issued for deferred financing at fair value	125,250						(140,250)
December 21, 2001 stock issued for services at fair value Hester	50,655
December 31, 2001 stock options expired -Rivero, Jacobs, Royal, Shewmaker	25,932			(25,932)
Net loss -comprehensive net loss								(2,806,599)
Balance, December 31, 2001	$ 9,209,768	$ (56)	$-	$ 389,918	$ -	$ -	$ (140,250)	$ (2,806,599)

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
January 2, 2002 financing fees recognized							$ 93,500
January 7, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	33,648
January 9, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	26,745
February 1, 2002 stock issued for services at fair value Dodrill	4,100
February 1, 2002 stock issued for services at fair value Dove	2,000
February 1, 2002 stock issued for services at fair value Benson	20,000
February 1, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	3,964
February 8, 2002 stock issued for services at fair value Kristoff	2,000
February 14, 2002 stock issued for cash	142,500
February 20, 2002 stock issued for services at fair value Dodrill	5,000
March 6, 2002 stock issued for services at fair value DeanDastvan	1,069
March 31, 2002 stock options granted at fair value Dove				21,192
April 23, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	8,792
May 1, 2002 stock issued for services at fair value DeanDastvan	6,842
May 1, 2002 stock issued for services at fair value Dodrill	-1,000
May 1, 2002 stock issued for services at fair value Kristoff	3,000
May 6, 2002 stock issued for services at fair value Orr	6,250
May 7, 2002 stock issued for service at fair value Collins	206
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
May 7, 2002 stock issued for service at fair value DeVal	(240)
May 7, 2002 stock issued for service at fair value Holzworth	3,011
May 20, 2002 stock issued towards purchase of subsidiary at fair value North Electric Company, Inc.	255,000
May 21, 2002 stock issued for services at fair value Kristoff
May 21, 2002 stock issued for services at fair value Kaiser	1,000
May 28, 2002 stock options granted at fair value Gibson				1,276
May 29, 2002 stock options granted at fair value Bragg				1,383
June 6, 2002 stock issued for services at fair value Ashley Associates	50,000
June 12, 2002 stock options granted at fair value Erickson				813
June 13, 2002 stock options granted at fair value Tate				975
June 21, 2002 stock options granted at fair value Rugerro				1,170
June 30, 2002 stock warrants granted at fair value QAT				8,900
July 5, 2002 stock issued for services at fair value Galpern	15,000
July 5, 2002 stock issued for services at fair value Sellars	3,500
July 5, 2002 stock issued for services at fair value Cella	3,500
July 12, 2002 stock options granted at fair value Tanzini				1,300
July 12, 2002 stock options granted at fair value Krishnan				2,925
July 31, 2002 stock issued for services at fair value Seymour	3,000
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
August 18, 2002 adjust issuances to investor to satisfy litigation La Jolla Cove Investors	(142,388)
August 19, 2002 stock issued to satisfy litigation with investor at fair value La Jolla Cove Investors	(4,000)
August 19, 2002 stock issued to satisfy note payable litigation at fair value North Atlantic Partners	52,469
August 19, 2002 stock issued for services at fair value DeanDastvan
August 19, 2002 stock issued for services at fair value Dodrill
August 19, 2002 stock issued for cash
August 21, 2002 stock warrants granted to investor -La Jolla Cove Investors			50,000
August 22, 2002 stock options expired Kaiser	76,394			(76,394)
August 22, 2002 stock options granted at fair value Kaiser				8,784
August 29, 2002 stock options granted at fair value Erickson				1,300
September 12, 2002 stock issued for services at fair value BJG Holdings	12,000
September 30, 2002 stock warrants granted at fair value QAT				8,900
October 9, 2002 stock issued for services at fair value Adam	(4,000)
October 9, 2002 stock issued for services at fair value Mottayaw	(4,000)
October 9, 2002 stock issued for services at fair value Ference	(16,000)
October 9, 2002 stock issued for services at fair value Erickson	(3,000)
October 9, 2002 stock issued for services at fair value Noser	(3,000)
October 9, 2002 stock issued for services at fair value Hester	(6,000)
October 16, 2002 stock issued for cash	1,606
October 18, 2002 stock issued for cash	10,029
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
October 18, 2002 adjust stock warrant grant to investor -La Jolla Cove Investors			25,000
October 23, 2002 stock issued for service at fair value Kaiser	(6,500)
October 23, 2002 stock warrants exercised and issued	(466)		(1,876)
October 23, 2002 stock issued for cash	10,783
October 25, 2002 stock issued for services at fair value Benson	21,000
October 30, 2002 stock warrants exercised and issued	(2,794)		(11,250)
November 5, 2002 stock issued for cash	(5,000)
November 6, 2002 stock issued for cash	950
November 6, 2002 stock warrants exercised and issued	(931)		(3,750)
November 8, 2002 stock issued for cash	(1,329)
November 12, 2002 stock options granted at fair value PMR				38,100
November 18, 2002 stock warrants exercised and issued	(2,921)		(11,761)
November 19, 2002 stock warrants exercised and issued	(931)		(3,750)
November 21, 2002 stock warrants exercised and issued	(3,725)		(15,000)
November 25, 2002 stock issued for services at fair value PMR Group	56,000				(47,400)
December 4, 2002 stock warrants granted to investor -La Jolla Cove Investors			25,000
December 9, 2002 stock issued for cash	(5,000)
December 11, 2002 stock warrants exercised and issued	(3,725)		(15,000)
December 17, 2002 stock options granted at fair value Noser				1,869
December 17, 2002 stock options granted at fair value Adam				1,869
December 17, 2002 stock options granted at fair value Mottayaw				1,869
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
December 17, 2002 stock options granted at fair value Dickman				1,869
December 17, 2002 stock options granted at fair value McVey				1,424
December 19, 2002 stock warrants exercised and issued	(3,131)		(12,606)
December 31, 2002 adjust stock warrants exercised			(7)
December 31, 2002 writeoff deferred financing costs
46,750
December 31, 2002 stock warrants granted at fair value QAT				8,900
December 31, 2002 stock options expired	255,246			(255,246)
Net loss -comprehensive net loss
Balance, December 31, 2002	$ 10,086,291	$ (56)	$ 25,000	$ 173,096	$ (47,400)	$ -	$ -	$ (13,718,686)

January 1, 2003stock options granted at fair value PTR Group	$ -	$ -	$ -	$ 12,000	$ -	$ -	$ -	$ -
January 6, 2003 stock issued for services at fair value Benson	120,000
January 1, 2003 stock issued for cash	(1,705)
January 7, 2003 stock issued in lieu of accounts payable at fair value La Jolla Cove Investor, Inc.
January 14, 2003 stock issued in lieu of accounts payable at fair value La Jolla Cove Investor, Inc.
January 31, 2003 stock issued for services at fair value Dodrill	15,000
January 31, 2003 stock issued for services at fair value Dove	42,296
January 31, 2003 stock options exercised and issued	46,100			(38,100)
February 3, 2003 stock issued for services at fair value Dickman	1,000
February 3, 2003 stock issued for services at fair value Adam	2,000

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
February 3, 2003 stock issued for services at fair value Mottayaw	2,000
February 3, 2003 stock issued for cash	(2,878)
February 4, 2003 stock options exercised and issued	914
February 4, 2003 stock issued for cash	(1,583)
February 5, 2003 Stock issued for services at fair value Van Schaik	2,000
February 5, 2003 Stock issued for cash	2,214
February 7, 2003 stock issued for services at fair value Brantley	30,000
February 10, 2003 stock issued for services at fair value Collins	8,455
February 10, 2003 stock issued for services at fair value McVey	2,000
February 12, 2003 stock issued for services at fair value Yes, International	2,000
February 14, 2003 stock issued for services at fair value Silvasy	20,700
February 21, 2003 stock issued for cash	2,500
February 26, 2003 stock issued for services at fair value Bevins	100,000
March 7, 2003 stock options granted at fair value QAT
March 12, 2003 Stock issued in partial satisfaction of note payable at fair value Coldwater Capital	29,992
March 12, 2003 stock issued for cash	1,270
March 31, 2003 deferred stock compensation earned					47,400
March 31, 2003 stock warrants granted at fair value QAT				8,900
April 1, 2003 consolidates subsidiary sale of additional shares	(60,943)
April 22, 2003 stock options granted for services at fair value QAT				266,000
April 22. 2003 stock options granted for services at fair value Gordon				85,000
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
May 7, 2003 stock issued for cash	(4,170)
May 20, 2003 conversion of debentures	4,712
May 30, 2003 stock options exercised	13,500			(12,000)
June 5, 2003 stock warrants exercised	(25,000)		(25,000)
June 6, 2003 10% stock dividend issued	(140,000)
June 9, 2003 stock warrants granted for services at fair value Brantley				330,200
June 11, 2003 stock issued for cash	262,084				(42,917)
June 11, 2003 stock options exercised Brantley	25,333
June 11, 2003 stock options exercised Dickman	6,069			(1,869)
June 11. 2003 stock options exercised Gibson	2,476			(1,276)
June 11. 2003 stock options exercised McVey	4,624			(1,424)
June 11. 2003 stock options exercised Brantley	115,000			(85,000)
June 11. 2003 stock options exercised Noser	6,069			(1,869)
June 11, 2003 stock options exercised Ruggero	8,370			(1,170)
June 11, 2003 stock options exercised Tate	6,975			(975)
June 11. 2003 stock issued for cash
June 11, 2003 stock issued for services at fair value Noser	48,000
June 13, 2003 purchase treasury stock						(50,000)
June 20, 2003 stock issued for services at fair value Yes, International	240,000
June 30, 2003 stock warrants granted at fair value QAT				8,900
June 30, 2003 adjust stock issued for cash	(64,096)
July 9, 2003 stock options exercised and stock issued for services	313,670			(266,000)
July 16, 2003 stock options exercised in lieu of cash for at fair value Solnet Technologies	20,925			(2,925)
July 16, 2003 stock options exercised Adam	6,069			(1,869)
July 16, 2003 stock options exercised Mottayaw	6,069			(1,869)
July 16, 2003 stock options exercised Tanzini	9,300			(1,300)
July 16, 2003 stock options exercised in lieu of cash for at fair value Erickson	15,113			(2,113)
July 16, 2003 stock issued for services at fair value Mottayaw	44,000
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
July 16, 2003 stock issued for services at fair value Adam	44,000
July 16, 2003 stock issued for services at fair value Erickson	57,000
July 23, 2003 stock issued for cash	78,000
July 23, 2003 stock issued for cash	78,000
July 23, 2003 stock issued for cash	208,340	-80,000
August 15, 2003 stock options granted at fair value Polk				232,250
September 30, 2003 stock warrants granted at fair value QAT				8,900
September 30, 2003 adjust stock issued for cash	59,201
September 30, 2003 stock options issued for services at fair value Stroup				11,700
October 1, 2003 stock options granted at fair value Vuksich				5,960
October 3, 2003 adjust stock issued for cash	200,000
November 30, 2003 stock options granted for services at fair value Ference				158,533
December 1, 2003 stock options granted for services at fair value Stroup				54,175
December 16, 2003 stock issued for cash	16,000
December 16, 2003 stock issued for cash	14,400
December16, 2003 stock and stock options issued for cash	792,465	-40,000		89,300
December 31, 2003 treasury stock activities	(47,500)					(25,392)
December 31, 2003 adjust stock issued for cash	42,054
Net Loss -Comprehensive Net Loss								(4,448,410)
Balance December 31, 2003	$ 12,916,675	$ (120,056)	$ -	$ 1,025,155	$ (42,917)	$ (75,392)	$ -	$ (18,167,096)

January 1, 2004 stock options issued for services as fair value Benson	$ -	$ -	$ -	$ 220,500	$ -	$ -	$ -	$ -
January 7, 2004 stock options issued for services at fair value Polk				35,600
January 15, 2004 stock options issued for services at fair value Mitsunaga				346,871

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
January 27, 2004 stock issued for services at fair value AMT Management	37,500
January 29, 2004 stock subscription receivable payment received		40,000
February 2, 2004 stock options issued for services at fair value Giagtzis				14,400
February 12, 2004 stock options issued for services at fair value Gilberg				131,800
February 12, 2004 stock options issued for services at fair value Hershman				65,900
February 17, 2004 subscribed stock returned and cancelled Brantley	(105,068)	80,000			42,917
March 31, 2004 stock options issued for services at fair value Stroup				35,100
March 31, 2004 stock options issued for services at fair value Ference				32,800
March 31, 2004 stock options issued for services at fair Value Stroup				57,225
April 1, 2004 stock issued for stock subscription receivable	470,588	(420,000)
June 30, 2004 beneficial conversion for agreements to issue convertible promissory notes April through June 2004	343,093
June 30, 2004 stock options issued for services at fair value Giagtzis				7,200
June 30, 2004 stock options issued for services at fair value Stroup				53,700
June 30, 2004 stock options issued for services at fair value Ference				32,799
July 23, 2004 stock options issued for services at fair value Ference				194,600
August 2, 2004 stock issued for services at fair value Benson	608,750
August 5, 2004 stock issued for services at fair value Ference	300,000
August 5, 2004 stock issued for services at fair value Dove	390,750
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
August 6, 2004 stock issued for services at fair value Murphy	494,000
August 13, 2004 stock issued for services at fair value Noser	10,050
August 13, 2004 stock issued for services at fair value Erickson	10,050
August 13, 2004 stock issued for services at fair value Van Cooney	10,050
August 13, 2004 stock issued for services at fair value Fayette	10,050
August 13, 2004 stock issued for services at fair value Schwartz	10,050
August 13, 2004 stock issued for services at fair value Smith	10,050
August 13, 2004 stock issued for services at fair value Adam	10,050
August 13, 2004 stock issued for services at fair value Mottayaw	10,050
September 14, 2004 stock issued for services at fair value Van Schaik	10,050
September 30, 2004 stock options issued for services at fair value Ference				32,800
September 30, 2004 stock options issued for services at fair value Adam				7,810
September 30, 2004 stock options issued for services at fair value Erickson				7,810
September 30, 2004 stock options issued for services at fair value Erickson				2,868
September 30, 2004 stock options issued for services at fair value Fayette				6,453
September 30, 2004 stock options issued for services at fair value Fayette				7,170
September 30, 2004 stock options issued for services at fair value Holzworth				10,397
September 30, 2004 stock options issued for services at fair value Holzworth				7,810

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
September 30, 2004 stock options issued for services at fair value Krishnan/Solnet				15,620
September 30, 2004 stock options issued for services at fair value Krishnan/Solnet				6,453
September 30, 2004 stock options issued for services at fair value Mottayaw				7,810
September 30, 2004 stock options issued for services at fair value Noser				6,453
September 30, 2004 stock options issued for services at fair value Noser				7,810
September 30, 2004 stock options issued for services at fair value Ruggero				3,155
September 30, 2004 stock options issued for services at fair value Ruggero				7,810
September 30, 2004 stock options issued for services at fair value Schwartz				3,226
September 30, 2004 stock options issued for services at fair value Schwartz				7,170
September 30, 2004 stock options issued for services at fair value Smith				2,151
September 30, 2004 stock options issued for services at fair value Smith				7,170
September 30, 2004 stock options issued for services at fair value Van Cooney/MRE				3,585
September 30, 2004 stock options issued for services at fair value Van Cooney/MRE				7,170
September 30, 2004 stock options issued for services at fair value Van Schaik/AT Soft				7,170
September 30, 2004 stock options issued for services at fair value Van Schaik/AT Soft				6,453
September 30, 2004 beneficial conversion for agreements to issue convertible promissory notes July through September 2004	494,635
October 29, 2004 stock issued for services at fair value Purohit	63,100
October 29, 2004 stock issued for services at fair value Hester	1,005,250
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)

	Additional Paid-in Capital	Common Stock Subscriptions Receivable	Common Stock Warrants	Common Stock Options Granted and Not Exercised	Deferred Compensation	Treasury Stock	Deferred Financing Costs	Deficit Accumulated During Development Stage
November 2, 2004 stock issued upon conversion of convertible promissory note Hughes	17,250
November 17, 2004 stock options issued for services at fair value Purohit				158,000
November 23, 2004 stock options issued for services at fair value McGrath				134,500
December 31, 2004 beneficial conversion of agreements to issue convertible promissory notes October through December 2004	17,600
December 31, 2004 stock options issued for services at fair value Ference				280,335
December 31, 2004 stock options issued for services at fair value Erickson				1,134
December 31, 2004 stock options issued for services at fair value Fayette				2,551
December 31, 2004 stock options issued for services at fair value Holzworth				4,111
December 31, 2004 stock options issued for services at fair value Krishnan/Solnet				2,551
December 31, 2004 stock options issued for services at fair value Noser				2,551
December 31, 2004 stock options issued for services at fair value Ruggero				1,248
December 31, 2004 stock options issued for services at fair value Schwartz				1,276
December 31, 2004 stock options issued for services at fair value Smith				850
December 31, 2004 stock options issued for services at fair value Van Cooney/MRE				1,418
December 31, 2004 stock options issued for services at fair value Van Schaik/AT Soft				2,551
Net Loss -Comprehensive Net Loss								(9,302,939)
Balance December 31, 2004	$ 17,144,573	$ (420,056)	$ -	$ 3,029,050	$ -	$ (75,392)	$ -	$ (27,470,035)

DATAMEG CORPORATION

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit (Continued)

Period of Inception (January 19, 1999) to December 31, 2006 (2005 Restated – Note T)

	Price pre Share	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscriptions Receivable	Treasury Stock	Deficit Accumulated During Development Stage	Total Stockholders' Deficit

Balance December 31, 2004		252,086,074	$ 25,209	$ 22,669,275	$ 1,488,463	$ (420,056)	$ (75,392)	$ (27,470,035)	$ (3,782,536)
Shares Issued for Services
January 11, 2005 stock issued for services at fair value Hester/Omni Solutions	0.18	1,750,000	175	314,825					315,000
January 11, 2005 stock issued for services at fair value Hester/Omni Solutions	0.07	5,000,000	500	368,400					368,900
January 25, 2005 stock issued for services at fair value McGrath	0.06	1,000,000	100	55,150					55,250
April 15, 2005 stock issued for services at fair value Purohit	0.10	350,000	35	35,665					35,700
April 20, 2005 stock issued for services at fair value Ference	0.13	1,770,000	177	224,140					224,317
April 20, 2005 stock issued for services at fair value Ference	0.15	500,000	50	76,450					76,500
April 20, 2005 stock issued for services at fair value Adam	0.11	160,000	16	18,065					18,081
April 20, 2005 stock issued for services at fair value Van Schaik	0.11	160,000	16	18,065					18,081
April 20, 2005 stock issued for services at fair value Mottayaw	0.11	160,000	16	18,065					18,081
May 19, 2005 stock issued for services at fair value Krishnan	0.11	100,000	10	11,040					11,050
May 19, 2005 stock issued for services at fair value Ruggero	0.11	100,000	10	11,040					11,050
May 19, 2005 stock issued for services at fair value Noser	0.09	160,000	16	13,584					13,600
May 19, 2005 stock issued for services at fair value Van Cooney	0.09	160,000	16	13,584					13,600
May 19, 2005 stock issued for services at fair value Schwartz	0.09	160,000	16	13,584					13,600

DATAMEG CORPORATION

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit (Continued)

Period of Inception (January 19, 1999) to December 31, 2006 (2005 Restated – Note T)

	Price pre Share	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscriptions Receivable	Treasury Stock	Deficit Accumulated During Development Stage	Total Stockholders' Deficit
July 13, 2005 stock issued for services at fair value Theodoropulos	0.06	1,000,000	100	62,900					63,000
September 30, 2005 cancellation of previously issued common stock		(260,000)	(26)	26					-
October 12, 2005 stock issued for services at fair value Davidson	0.05	500,000	50	25,450					25,500
October 12, 2005 stock issued for services at fair value Mortimer	0.05	14,000,000	1,400	736,400					737,800
November 17, 2005 stock issued for services at fair value Flannigan	0.04	150,000	14	6,360					6,374
December 31, 2005 cancellation of stock issued to Mortimer	0.05	(10,000,000)	(1,000)	(465,667)					(466,667)
Convertible Notes/Warrants
January 25, 2005 stock issued upon conversion of convertible promissory notes Jan 05	0.03	19,530,033	1,953	652,700	(414,062)				240,591
February 7, 2005 stock issued upon conversion of convertible promissory notes Feb. 05	0.04	2,538,500	254	106,135	(106,389)				-
March 7, 2005 stock issued upon conversion of convertible promissory notes Tocci	0.05	200,000	20	8,000	(8,020)				-
March 16, 2005 stock issued upon conversion of convertible promissory notes Mar. 05	0.04	5,025,000	502	201,000	(201,502)				-
March 28, 2005 stock issued upon conversion of convertible promissory notes Mar. 05	0.04	4,200,000	420	168,000	(168,420)				-
June 30, 2005 stock issued on conversion of 2Q convertible notes	0.05	6,216,141	622	310,185	(310,807)				-
August 1, 2005 stock issued on conversion of convertible note Sims	0.05	225,000	23	11,227					11,250
September 30, 2005 stock issued on conversion of 3Q convertible notes	0.05	9,824,231	982	510,618					511,600
Beneficial conversion expense				1,332,516					1,332,516
Value of detachable warrants issued with convertible notes				723,211					723,211

DATAMEG CORPORATION

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit (Continued)

Period of Inception (January 19, 1999) to December 31, 2006 (2005 Restated – Note T)

	Price pre Share	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscriptions Receivable	Treasury Stock	Deficit Accumulated During Development Stage	Total Stockholders' Deficit
Stock Options									-
January 28, 2005 stock options issued for services at fair value James Currie				181,000					181,000
March 22, 2005 stock option exercised Noser	0.01	100,000	10	990					1,000
April 17, 2005 stock options issued for services at fair value Benson				480,000					480,000
April 17, 2005 stock options issued for services at fair value Murphy				147,750					147,750
April 27, 2005 stock options issued for services at fair value McGrath				207,500					207,500
May 31, 2005 stock option exercised Ruggero	0.01	100,000	10	990					1,000
June 1, 2005 stock options issued for services at fair value Theodoropulos				40,700					40,700
July 22, 2005 stock options issued for services at fair value Noser				20,400					20,400
July 22, 2005 stock options issued for services at fair value Adam				20,400					20,400
July 22, 2005 stock options issued for services at fair value Mottayaw				20,400					20,400
July 22, 2005 stock options issued for services at fair value Van Schaik				20,400					20,400
August 22, 2005 stock options issued for services at fair value Kirwan				33,700					33,700
August 22, 2005 stock options issued for services at fair value Kirwan				30,750					30,750
August 25, 2005 stock options issued for services at fair value Currie				282,500					282,500
September 22, 2005 stock options issued for services at fair value Murphy				85,400					85,400
September 22, 2005 stock options issued for services at fair value Green				68,250					68,250

DATAMEG CORPORATION

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Deficit (Continued)

Period of Inception (January 19, 1999) to December 31, 2006 (2005 Restated – Note T)

	Price pre Share	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscriptions Receivable	Treasury Stock	Deficit Accumulated During Development Stage	Total Stockholders' Deficit
September 22, 2005 stock options issued for services at fair value Gordon				19,250					19,250
November 10, 2005 stock options issued for services at fair value Rogers				8,000					8,000
November 10, 2005 stock options issued for services at fair value Wisinger				8,000					8,000
November 10, 2005 stock options issued for services at fair value Bryant				8,000					8,000
November 15, 2005 stock options issued for services at fair value Polk				38,400					38,400
2005 vesting of previously issued stock options and incremental cost recorded on revision of option terms				141,265					141,265
Stock Issued for Cash
October 20, 2005 stock issued for cash Aeratus	0.05	2,000,000	200	89,800					90,000
December 5, 2005 stock issued for cash Currie	0.06	416,667	42	24,958					25,000
December 5, 2005 stock issued for cash K&S Sims	0.06	416,667	42	24,958					25,000
December 5, 2005 stock issued for cash K&H Sims	0.05	660,000	66	32,934					33,000
December 10, 2005 James Currie					53,500				53,500
December 10, 2005 Jacob Murphy					10,000				10,000
December 10, 2005 Kevin Sims					33,000				33,000
Other									-
June 29, 2005 cancellation of treasury stock				(75,392)			75,392		-
Net Loss (Comprehensive Net Loss)								(6,106,504)	(6,106,504)
Balance December 31, 2005		320,458,313	$ 32,046	$ 30,211,296	$ 375,763	$ (420,056)	$ -	$ (33,576,539)	$ (3,377,490)
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
		Price pre Share	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscriptions Receivable	Treasury Stock	Deficit Accumulated During Development Stage	Total Stockholders' Deficit

	Balance December 31, 2005		320,458,313	32,046	30,211,296	375,763	(420,056)	-	(33,576,539)	(3,377,490)

Stock Issued for Cash, Private Placements
01/04/06	Jerry VanDenBos	0.033	3,333,333	333	99,667					100,000
01/05/06	James Currie (Cash received December 2005)	0.05	1,070,000	107	53,393	(53,500)				-
01/05/06	Jacob Murphy (Cash received December 2005)	0.05	200,000	20	9,980	(10,000)				-
01/05/06	Kevin Sims (Cash received December 2005)	0.05	660,000	66	32,934	(33,000)				-
01/10/06	Ralph C. Townsend	0.035	714,285	71	24,929					25,000
01/13/06	E. James Grip	0.035	285,714	28	9,972					10,000
01/18/06	Michael Obzud	0.035	285,714	28	9,972					10,000
01/31/06	Bill & Charles Starks	0.035	142,857	14	4,986					5,000
02/06/06	Craig Econopouly	0.035	285,714	29	9,971					10,000
02/06/06	John Econopouly	0.035	28,571	3	997					1,000
02/10/06	Ray Imperial	0.035	285,714	29	9,971					10,000
02/24/06	Charles Mandracchia	0.030	666,666	67	19,933					20,000
02/24/06	Joseph R. White	0.030	666,666	67	19,933					20,000
02/28/06	Fergus Coyle	0.040	250,000	25	9,975					10,000
03/01/06	Charles Hopper	0.035	1,428,571	143	49,857					50,000
03/02/06	Mark D. Williams	0.035	857,142	85	29,915					30,000
03/10/06	Angel Valentin	0.040	125,000	13	4,987					5,000
03/10/06	Jeff Zenoniani	0.040	125,000	13	4,987					5,000
03/17/06	Chaim Slomivc	0.040	250,000	25	9,975					10,000
03/24/06	Raymond E. Imperial	0.035	142,857	14	4,986					5,000

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
		Price pre Share	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscriptions Receivable	Treasury Stock	Deficit Accumulated During Development Stage	Total Stockholders' Deficit

03/24/06	Martin J. Hennessey	0.035	300,000	30	10,470					10,500
03/26/06	Thad Daber	0.035	142,857	14	4,986					5,000
04/04/06	George& Bernice Gordon	0.045	444,444	44	19,956					20,000
04/10/06	Jim Omer Jr.	0.045	888,888	89	39,911					40,000
04/11/06	Michael Brennan	0.050	100,000	10	4,990					5,000
04/20/06	Dorothy Sawarin	0.050	500,000	50	24,950					25,000
05/17/06	Joe White	0.040	500,000	50	19,950					20,000
05/18/06	Ralph Kittell	0.040	500,000	50	19,950					20,000
05/27/06	James &Carol Ciaccio	0.035	285,714	29	9,971					10,000
06/12/06	Frank Seymour	0.035	714,285	71	24,929					25,000
06/20/06	Marie Frankenberger	0.035	14,285	1	499					500
07/11/06	Jeff Moore	0.025	80,000	8	1,992					2,000
07/11/06	Jerime Blackman	0.025	100,000	10	2,490					2,500
07/11/06	Margaret Miller	0.025	100,000	10	2,490					2,500
07/11/06	Al Cochran	0.020	500,000	50	9,950					10,000
07/12/06	Shelton Hogan	0.025	100,000	10	2,490					2,500
07/13/06	Clifford Willy	0.020	750,000	75	14,925					15,000
07/18/06	Paul Kleiber	0.025	400,000	40	9,960					10,000
07/20/06	Paul Gallagher	0.030	500,000	50	14,950					15,000
08/17/06	Richard Feaster	0.025	1,200,000	120	29,880					30,000
08/17/06	Paul Data	0.025	500,000	50	12,450					12,500
09/18/06	Richard Feaster	0.015	2,000,000	200	29,800					30,000
09/26/06	Michael Conville	0.015	1,333,333	133	19,867					20,000
09/26/06	John O'Connell	0.015	400,000	40	5,960					6,000

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
		Price pre Share	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscriptions Receivable	Treasury Stock	Deficit Accumulated During Development Stage	Total Stockholders' Deficit

10/05/06	Christiane C. Hermstedt	0.020	500,000	50	9,950					10,000
10/11/06	Christiane C. Hermstedt	0.020	500,000	50	9,950					10,000
10/12/06	Patricia J. Thompson	0.020	250,000	25	4,975					5,000
10/16/06	Sharon Judith Reibman	0.020	500,000	50	9,950					10,000
10/16/06	The Harriet Reibman Living Trust	0.020	500,000	50	9,950					10,000
10/17/06	Paul Mikulas	0.020	250,000	25	4,975					5,000
10/17/06	Wanita J. Schrag	0.020	250,000	25	4,975					5,000
10/17/06	Chaim Slomiuc	0.020	500,000	50	9,950					10,000
10/18/06	Patricia J. Thompson	0.025	200,000	20	4,980					5,000
10/19/06	John Dexter	0.025	200,000	20	4,980					5,000
10/20/06	W. Kevin King	0.030	333,333	33	9,967					10,000
10/20/06	Richard Feaster	0.025	1,000,000	100	24,900					25,000
	Valuation of detachable warrants				80,000					80,000
	Helga Revenaugh (Shares issued January 07)					5,000				5,000
	Lisa M. Johnson-Potts (Shares issued January 07)					3,000				3,000
	Dorothy Sawarin (Shares issued January 2007)					10,000				10,000
	Lois J. Davis (Shares issued January 2007)					3,000				3,000
	Patricia M. Rados (Shares issued January 2007)					3,000				3,000
	Paul Gallagher (Shares issued January 2007)					60,000				60,000

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
		Price pre Share	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscriptions Receivable	Treasury Stock	Deficit Accumulated During Development Stage	Total Stockholders' Deficit

Stock Issued for Services, Fair Value
01/04/06	William Mortimer	0.050	1,200,000	120	59,880					60,000
01/04/06	Mark McGrath	0.050	2,000,000	200	99,800					100,000
01/04/06	Constantine Theodoropulos	0.050	600,000	60	29,940					30,000
05/09/06	Michael West	0.051	500,000	50	25,450					25,500
05/22/06	Joshua Davidson	0.040	500,000	50	19,950					20,000
Stock Issued, Covertible Notes
03/06/06	Stephen LaGree	0.060	416,667	42	24,958	(25,000)				-
03/06/06	Jerold Christie & Jane Larkin	0.080	125,000	13	9,987	(9,513)				487
03/06/06	Joeseph T. & Marian R. Rubbico	0.060	416,667	42	24,958	(25,000)				-
03/06/06	Stephen LaGree	0.060	60,000	6	3,594					3,600
03/06/06	Don McLeod & Jennifer Cushman	0.060	1,416,667	142	84,858	(85,000)				-
03/06/06	Steven Gangi	0.060	250,000	25	14,975	(15,000)				-
03/06/06	Buford Brewer	0.100	100,000	10	9,990	(10,000)				-
03/06/06	Steven Murray	0.100	100,000	10	9,990	(10,000)				-
03/06/06	Kevin Loop	0.080	250,000	25	19,975	(20,000)				-
03/06/06	J G Products	0.060	833,333	83	49,917	(50,000)				-
03/06/06	Roy & Dianne Williams	0.100	100,000	10	9,990	(10,000)				-
03/06/06	Roy Williams II & David Williams	0.100	100,000	10	9,990	(10,000)				-
05/22/06	Robert A. Wiiliams,. Jr.	0.060	166,667	17	9,983					10,000
05/22/06	Edith Eavenson	0.080	250,000	25	19,975					20,000
05/22/06	Ralph D. Gannon	0.100	100,000	10	9,990					10,000

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Period of Inception (January 13, 1999) to December 31, 2006 (2005 Restated – Note T)
		Price pre Share	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscriptions Receivable	Treasury Stock	Deficit Accumulated During Development Stage	Total Stockholders' Deficit

05/22/06	Fabio Aguirre	0.100	100,000	10	9,990					10,000
06/02/06	Drue Huffines	0.060	166,667	17	9,983					10,000
Stock Options
01/15/06	Stock options issued for services at fair value Murphy				10,000					10,000
01/30/06	Stock options issued for services at fair value Green				6,931					6,931
09/20/06	Stock options issued for services at fair value Sknner				4,400					4,400
10/04/06	Exercise of options Krishnan	0.010	200,000	20	1,980					2,000
11/15/06	Stock options issued for services at fair value Ragusa				2,000					2,000
12/31/06	Stock options issued for services at fair value Ference				64,800					64,800
	Vesting of stock options previously issued				240,229					240,229

	Other Transactions
12/31/2006	Write-down of Lee stock receivable						105,000			105,000
12/31/2006	Cancellation of shares		(156,489)	(16)	(293,675)					(293,691)
	Net Loss								(1,508,163)	(1,508,163)

	Balance December 31, 2006		359,394,435	$ 35,939	$ 31,764,672	$ 93,750	$ (315,056)	$ -	$ (35,084,702)	$ (3,505,397)

See accompanying notes to consolidated financial statements.
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows
			From Inception
	Year Ended		(January 13, 1999) to
	December 31,		December 31,
	2006	2005	2006
		(Restated – Note T)
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$ (1,508,163)	$ (6,106,504)	$ (35,084,702)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATIONS:
Depreciation	367	518	91,301
Stock issued for purchase of in-process research and development	-	-	870,600
Write-down of common stock subscription receivable	105,000	-	105,000
Common shares issued for services or reimbursement	235,500	1,558,817	12,898,947
Vesting of stock options issued for services	328,360	1,862,065	5,631,626
Property and equipment given in lieu of cash for services	-	-	15,475
Realized gain on sale of investments	-	-	(8,530)
(Gain) Loss on sale of property and equipment	-	(12)	13
Loss on acquisition fee	-	-	123,950
Loss on disposal of property and equipment	-	-	1,459
Loss on impairment of patent	-	-	127,274
Loss on litigation	11,867	-	171,107
Minority interest	-	-	(154,550)
Stock issued in lieu of financing costs	-	-	140,250
Write-off of debt	(54,496)	(511,860)	(566,356)
Amortization of beneficial conversion	-	1,332,516	1,332,516
CHANGES IN OPERATING ASSETS
AND LIABILITIES:
(Increase) Decrease in accounts receivable	7,100	(7,050)	-
Increase in inventory	(3,612)	(43,381)	(163,400)
(Increase) Decrease in prepaid and deferred expenses	18,437	(10,320)	1,367
Decrease in deposits	-	-	24,752
Increase in accounts payable and accrued expenses	74,924	186,957	2,952,907
Decrease in deferred revenues	(7,344)	(2,112)	-
Increase (Decrease) in related party payables	750	(27,866)	248,432
NET CASH USED IN OPERATIONS	(791,310)	(1,768,232)	(11,240,562)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,339)	(96,957)
Payments for intangible assets	-	-	(127,274)
Payments for security deposits	-	-	(91,532)
Investment in subsidiary	-	-	(149,312)
Purchase of investments	-	-	(20,000)
Sales of investments	-	-	28,530
NET CASH USED IN INVESTING ACTIVITIES	-	(1,339)	(456,545)
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
			From Inception
	Year Ended		(January 13, 1999) to
	December 31,		December 31,
	2006	2005	2006
		(Restated – Note T)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	-	-	26,000
Payments on shareholder loan	-	-	(26,000)
Proceeds from short-term loans	-	-	130,909
Payments on capital lease obligation	-	-	(32,002)
Proceeds from issuance of common stock	777,000	175,000	5,289,967
Proceeds from stock to be issued	84,000	96,500	2,027,963
Proceeds from investment in subsidiary	-	-	25,000
Proceeds from issuance of warrants	-	-	25,000
Payments on promissory notes	(10,000)	(137,500)	(148,000)
Payment for treasury stock	-	-	(125,392)
Proceeds from issuance of convertible notes	-	1,647,507	2,501,672
Proceeds from issuance of promissory notes and debentures	-	-	2,073,616
NET CASH PROVIDED BY FINANCING ACTIVITIES	851,000	1,781,507	11,768,733

NET CHANGE IN CASH	59,690	11,936	71,626

CASH, BEGINNING OF PERIOD	11,936	-	-

CASH, END OF PERIOD	$ 71,626	$ 11,936	$ 71,626

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of property and equipment with capital lease	$ -	$ -	$ 42,540
Issuance of stock in exchange for notes receivable	$ -	$ -	$ 656,251
Issuance of stock in exchange for promissory notes	$ -	$ -	$ 304,155
Stock issued as a reduction of ’Stock to be Issued’	$ 366,013	$ 1,209,200	$ 4,283,197
Stock issued in lieu of deferred financing costs	$ -	$ -	$ 140,250
Stock issued in lieu of deferred compensation	$ -	$ -	$ 47,400
Stock issued in purchase of subsidiary	$ -	$ -	$ 483,658
Stock issued as a reduction of amounts due to stockholders	$ -	$ -	$ 220,500
Conversion of notes payable to common stock	$ 64,087	$ 763,441	$ 827,528

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ 6,612
Income taxes paid	$ -	$ -	$ -

See accompanying notes to consolidated financial statements.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

A. BASIS OF PRESENTATION AND ORGANIZATION

Datameg Corporation is a technology holding company focused through the Company’s subsidiaries on developing new technologies, software applications, and products primarily serving the telecommunications sector.

Datameg Corporation has two subsidiaries: CASCommunications, Inc., a Florida corporation, of which the Company owns 40%, and QoVox Corporation, a North Carolina corporation that the Company wholly owns. QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. Datameg and its subsidiaries individually and collectively are a development stage enterprise. CASCommunications is an inactive company. Datameg does not expect CASCommunications to generate any revenue in 2007.

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

During the years ended December 31, 2006 and 2005, QoVox recorded revenue of approximately $43,000 and $45,500, respectively, and had deferred revenue of approximately $0 and $7,000 as of December 31, 2006 and 2005, respectively. QoVox is actively pursuing additional near term sales opportunities with its existing customer and others for its Network Assurance System and anticipates realization of these opportunities in the near term.

These consolidated financial statements reflect those of Datameg Corporation, CASCommunications, Inc. and QoVox Corporation. In accordance with the Financial Accounting Standards Board (FASB) interpretation (FIN) 46R, "Consolidation of Variable Interest Entities," and interpretation of ARB No. 51, the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

CASCommunications had no recorded assets as of December 31, 2005 and had a loss before minority interest of zero for the years ended December 31, 2006 and 2005 due to the lack of activity during those years. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of December 31, 2006.

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

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

A. BASIS OF PRESENTATION AND ORGANIZATION (CONTINUED)

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

Having received and considered a report by outside legal counsel on July 31, 2006, the Company’s Board of Directors directed outside legal counsel to affect the move of the principal office of the Company from Massachusetts to Utah on or before September 29, 2006. The move took place effective August 22, 2006.

The Company operates under the name of Datameg Corporation and trades under the symbol DTMG on the OTCBB. The Company’s sole active subsidiary is QoVox Corporation, which the Company wholly owns.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements present the consolidation of the financial statements of Datameg Corporation, its partially owned subsidiary, CASCommunications, Inc., and its wholly owned subsidiary, QoVox Corporation. Material inter company transactions and balances have been eliminated in the consolidation.

Consolidation of Variable Interest Entities:

In January 2003 and revised December 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities."  This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," requires consolidation by business enterprises of variable interest entities, as defined, when certain conditions are met. Pursuant to FIN No. 46, the Company continues to consolidate CASCommunications, Inc.

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

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory:

The Company’s inventory is stated at the lower of cost or market value. Cost is determined using the first in, first out method. Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations.

Property and Equipment:

Property and equipment are stated at cost. Depreciation and amortization is determined using the straight-line method over estimated useful lives ranging from three to seven years.

Intangible assets:

Intangible assets as of December 31, 2006 and 2005 consisted of goodwill related to the North Electric Company, Inc. merger in April 2002. Effective January 2002, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill and impairment. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. The Company ascertained the fair value of its only reporting unit, QoVox Corporation, and determined that there was no impairment of goodwill as of December 31, 2006 and 2005. The fair value of the reporting unit was determined primarily through an income based valuation approach. Valuation methods based on the income approach utilize the expected economic earnings capacity of the reporting unit to estimate value. The expected future cash flows for the reporting unit were discounted at an appropriate risk adjusted discount rate. A market based valuation approach based on the Company’s quoted stock price was also considered but not heavily relied on because the Company’s stock is thinly traded at small dollar volumes. Additionally, there were no publicly traded guideline companies similar to the reporting unit for comparison.

Accounting for Convertible Notes:

During 2004 the Company issued convertible debt securities with non-detachable and automatic conversion features. During 2005 the Company issued convertible debt securities with non-detachable and automatic conversion features and with detachable warrants. The note holders have the right to have the notes converted into a number of shares of the Company’s Common Stock at conversion prices ranging $0.033 to $0.12 per share.  The conversion prices on all the convertible notes issued in 2004 and most issued in 2005 were in the money on the date of the agreement resulting in a beneficial conversion feature. The note proceeds are allocated to the warrants and the beneficial conversion feature based on the relative fair values. The Company computes the fair value of the warrants using the Black Scholes Pricing Model. The Company computes the fair value of the beneficial conversion feature based on the intrinsic method that computes the difference between the conversion price and the fair market price of the Company’s stock on the date of the agreement. The Company records the fair value of the beneficial conversion feature as an increase to paid in capital and a debt discount. The debt discount is amortized over the period between the date of the agreement and the automatic conversion date. The amortized debt discount is recorded as interest expense.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Capital Structure:

SFAS No. 129, "Disclosure of Information about Capital Structure," requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company’s outstanding stock is comprised of 359,394,435 and 320,458,313 shares of voting common stock as of December 31, 2006 and 2005, respectively. In April 2003, the Company amended its certificate of incorporation with the state of New York to increase the number of authorized shares of stock to 340,000,000 of common stock. In January 2003, the Company announced a ten percent stock dividend that was payable to shareholders of record as of Wednesday, January 8, 2003 and was paid in June 2003. The number of shares issued and outstanding on January 8, 2003 was approximately 139,999,000 resulting in a stock dividend issuance of 13,999,900 shares in June 2003. As a result of the stock dividend, common stock increased and paid in capital decreased in the amount of $139,999 and there was no impact on the statement of operations. However, all earnings per share calculations were retroactively restated to include the stock dividend. In April 2005 we entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common stock. The Company also changed its par value from $0.01 to $0.0001 per share.

Reclassifications:

Some of the prior year audited balances have been reclassified to conform to current year presentation.

Revenue Recognition:

The Company derives revenue from three primary sources: (1) system hardware component sales revenue, (2) software license revenue and (3) services and maintenance and right to use revenue, which include support, maintenance, right to use fees and consulting.  Revenue on system hardware component sales is recognized upon delivery to, and acceptance by the customer.  Software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," (SOP 97-2) issued by the American Institute of Certified Public Accountants.  The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period.  For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is probable and (5) vendor specific objective evidence (VSOE) of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Multiple Element Arrangements:

The Company typically enters into arrangements with customers that include perpetual software licenses, system hardware, maintenance and right to use fees. Software licenses are sold on a per copy basis. Per copy licenses give customers the right to use a single copy of licensed software for exclusive use on the Company’s system hardware. Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9, "Modification of SOP 97-2: Software Revenue Recongition." Under the residual method, the Company allocates and defers revenue for the undelivered elements, based on VSOE of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement is deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which the Company cannot establish VSOE, the Company will recognize the entire arrangement fees ratably over the maintenance and support term.

System hardware is hardware that is installed at a customer site for the purpose of the utilizing the licensed software and as such, does not qualify as a separately deliverable element. The timing of revenue recognition from the sale of system hardware is therefore dependent upon the recognition of revenue for the related software licenses.

Maintenance and right to use fees includes updates (unspecified product upgrades and enhancements) on a when and if available basis, telephone support and bug fixes or patches and maintenance of the systems hardware, which would include repairs or replacement as necessary. VSOE of fair value for maintenance and right to use fees is based upon stated annual renewal rates. Maintenance and right to use fees revenue is recognized ratably over the maintenance and right to use term.

Revenue Recognition Criteria:

The Company defines revenue recognition criteria as follows:

      Persuasive Evidence of an Arrangement Exists. It is the Company’s customary practice to have a purchase order prior to recognizing revenue on an arrangement.

      Delivery has Occurred. The Company’s software and systems hardware are physically delivered and installed at its customer’s site. The Company considers delivery complete when the software and system hardware products have been installed and the testing phase completed. The Company defers all the revenue until the testing phase has been completed and the Company receives customer acceptance.

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

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cost of Revenue:

Cost of revenue includes costs related to user license, systems hardware and maintenance and right to use fees revenue. Cost of user license revenue includes material, packaging, shipping and other production costs and third party royalties. Cost of systems hardware includes the cost of goods sold and installation costs. Cost of maintenance and right to use fees and consulting fees include related personnel costs, and hardware repair costs. Third party consultant fees are also included in cost of services.

Inventory:

The Company’s inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.  Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations.

Advertising:

Advertising costs are charged to operations as incurred. For the years ended December 31, 2006 and 2005, there were no advertising costs charged to operations.

Research and Development:

The Company expenses research and development costs as incurred.

Software Development Costs:

Statement of Financial Accounting Standard (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. As of December 31, 2005, certain costs were incurred subsequent to the establishment of technological feasibility and prior to the readiness of general release. These expenses were immaterial in nature and amount and therefore not capitalized. The Company also licenses from a third party the use of certain software that it utilizes in its products. These computer software license fees are expensed as incurred.

Income Taxes:

The Company, a C-Corporation, accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, startup costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation:

The Company follows guidance provided in SFAS No. 123R, "Accounting for Stock-Based Compensation," which requires companies to recognize expense for stock-based awards granted to employees or outside consultants based on their estimated fair value on the grant date.

Comprehensive Income:

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

Net Loss Per Common Share:

The Company reports basic and diluted earnings per share (EPS) according to the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by any convertible preferred dividends; the after-tax amount of interest recognized in the period associated with any convertible debt; and any other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Due to the Company’s continuing losses, potentially dilutive securities would have an antidilutive effect on EPS. Accordingly, basic and diluted EPS are the same.

Segment Information:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for the years ended December 31, 2006 and 2005.

Recently Issued Accounting Pronouncements:

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" issued February 2007

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued):

SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" issued September 2006

This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

SFAS No. 157, "Fair Value Measurements" issued September 2006

This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

SFAS No. 156, "Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140" issued March 2006

This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140" issued February 2006

This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements (continued):

SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" issued May 2005

This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

SFAS No. 153, "Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29" issued December 2004

The guidance in APB Opinion No. 29, Accounting for Non monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. Management does not believe that the adoption of this standard on the effective date will have a material effect on the Company’s financial position or results of operations.

SFAS No. 123 (revised 2004), "Share Based Payments" issued December 2004

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share based payment transactions. This Statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 936, Employers Accounting for Employee Stock Ownership Plans. This revision is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management does not believe that the adoption of this standard on the effective date will have a material effect on the Company’s financial position or results of operations as they had previously adopted the fair value methods under Statement No. 123.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

C. INVENTORY

Inventory at December 31, 2006 and 2005 was $164,400 and $159,788, respectively, and all inventory was comprised of either raw materials and or finished goods.

	December 31,
	2006	2005
Raw Materials Inventory	$ 29,662	$ 48,364
Finished Goods	133,738	111,424
Total Inventory	$ 163,400	$ 159,788

D. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2006	2005
Equipment	$46,106	$46,106
Furniture	10,095	10,095
Capital Leases	35,100	35,100
Total property and equipment	$91,301	$91,301
Less: accumulated depreciation	(91,301)	(90,934)
Property and equipment, net	$ -	$367

Depreciation expense totaled $367 and $518 for the years ended December 31, 2006 and 2005, respectively.

E. CONVERTIBLE NOTES

In the period April through December 2004, the Company entered into agreements to issue convertible notes with approximately fifty (50) investors in the aggregate amount of $1,088,995. The convertible notes accrue simple interest at an annual rate of 1.47% and convert any time between issuance and six months of the original issuance date of the notes into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates reducing the convertible promissory note balance to a net of $13,660 at December 31, 2004 and increasing the liability to issue stock account by $1,042,245. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $847,000. For the twelve months ended December 31, 2005, the discount amortized to interest expense was approximately $8,000. By December 31, 2006 all shares due to conversion of the 2004 notes had been issued.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

F. CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

Issuance of Convertible Notes:

In the period January through December 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately one hundred twenty two (122) investors in the amount of $1,647,507. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted into 30,494,538 shares during 2005. The Company issued 25,542,871 of these shares during 2005, and the balance of 4,951,667 shares was issued in the first and second quarters of 2006. The detachable warrants issued during 2005 were valued under a Black Scholes model and approximately $725,000 was recorded and added to paid in capital. A beneficial conversion value of approximately $1,300,000 was recognized as a debt discount and added to paid in capital and amortized to interest expense during 2005. The balance on the notes, net of debt discount, at December 31, 2006 and 2005 was $0 and $267,949, respectively.

G. RELATED PARTY TRANSACTIONS

As of December 31, 2006 and December 31, 2005, the Company was indebted to officers and stockholders in the amount of $57,510 and $56,760 respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation. Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

H. PROMISSORY NOTES

Note 1: On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $596,802, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. Accrued interest on the note totaled $461,804 and $372,198 as of December 31, 2006 and December 31, 2005, respectively, and is included in accounts payable and accrued liabilities.

Note 2: In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the notes inception and totaled approximately $208,000 at December 31, 2006. No significant payments have been made to date and since August 15, 2003, the Company has been in default with respect to this note. In the event of default, the note requires additional interest of 2% per thirty calendar day period accrues as liquidated damages. According to the Company, its independent legal counsel, and various Florida statutes, it is considered unlawful for a creditor to charge in excess of 18% interest per annum on a note of this nature. The Company has concluded that excess interest expense of approximately $53,000 has been recorded since the Company defaulted on the loan. Accordingly, accrued interest and interest expense were reduced by approximately $15,000 and $38,000 during the years ended December 31, 2006 and 2005 (see Note T), respectively, resulting in accrued interest balances of approximately $156,000 and $111,000 at December 31, 2006 and 2005, respectively, which is included in accounts payable and accrued liabilities.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

H. PROMISSORY NOTES (CONTINUED)

Note 3: In July 2004, the Company received a letter from a law firm representing former counsel to the Company concerning fees and costs totaling approximately $245,000 for which former counsel rendered invoices to the Company. On July 21, 2006, the Company signed a settlement and mutual release and promissory note with the former counsel, whereby the Company shall pay the principal sum of $155,000 plus interest at 6% per annum as follows:

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

Notwithstanding the payment schedule, former counsel agrees to waive all accrued and unpaid interest if the Company pays the sum of $155,000.00 by December 1, 2007. At December 31, 2006, the Company is current on its promissory note payments, resulting in a remaining balance of $145,000 ($45,000 current portion and $100,000 long-term). Since the events leading to the settlement were in existence at December 31, 2005, management recorded the write-down of approximately $90,000 as other income during the year ended December 31, 2005 (see Note R).

Note 4: On January 1, 2006, the Company entered into promissory notes with three of its consultants to settle compensation accrued for services rendered in previous years. Total principal of $219,206, plus 7% interest per annum, is payable in six equal quarterly installments, with the first payment due April 15, 2006, and the following payments due the first day of July 2006, October 2006, and so forth. Since the events leading to the settlement were in existence at December 31, 2005, management recorded the write-down of approximately $79,500 as other income during the year ended December 31, 2005 (see Note R).

The Company has not yet made any payments on the notes, and is in default. Pursuant to the notes, payment shall become immediately due in the event of default. As such, the entire principal amount, plus accrued interest of approximately $15,500, has been classified as short-term debt.

Summary of Promissory Notes:

Note 1	$ 596,802
Note 2	247,007
Note 3	145,000
Note 4	219,206
Total principal	1,208,015
Less long-term portion (Note 3)	(100,000)
Total current portion	$ 1,108,015

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

I. STOCK TO BE ISSUED

The $93,750 balance of the stock to be issued at December 31, 2006 consists of $84,000 in proceeds received in 2006 for 1,927,380 shares of common stock subsequently issued in the first quarter of 2007, and a 250,000 share signing bonus for the Company’s legal counsel. These shares, valued at $9,750, had not yet been issued as of the date of this report. The $375,763 balances of the stock to be issued at December 31, 2005 consists of $96,500 in proceeds received in 2005 for 1,930,000 shares issued subsequently issued in the first quarter of 2006, and $269,513 in convertible promissory notes that were converted during 2005, but the shares weren’t issued until 2006. The remaining $9,750 is the Company’s legal counsel’s signing bonus referred to in the previous paragraph.

J. OTHER LIABILITIES

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s Chairman for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against paid-in-capital. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $57,000 at December 31, 2005 and December 31, 2006 and is recorded in accounts payable and accrued expenses.

During 2002, the Company entered into several stock purchase agreements with two ("Investors") to purchase shares of the Company’s common stock. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the Investors defaulted on the stock purchase agreements and the Investors believed that the Company defaulted on the stock purchase agreements. One of the Investors filed a lawsuit against the Company and the Company’s former Chairman, and on April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to the Investor by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The balance was paid in full on May 25, 2006, resulting in a $0 liability as of December 31, 2006.

The second Investor also filed a lawsuit against the Company and the Company’s Chairman for damages in the amount of $54,850. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to this Investor by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of December 31, 2006, the balance remaining was approximately $34,000, which is included in accounts payable and accrued liabilities. The Company may seek legal advice from Florida counsel regarding the validity of the original default judgment.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

J. OTHER LIABILITIES (CONTINUED)

On May 13, 2005, the Company entered into a Mutual General Release with one of its consultants settling any and all claims either company may have had. The terms of the release provided that the Company pays the Consultant $5,000 per month beginning in May for five months for a total of $25,000. The Company made its first payment of $5,000 on May 31, 2005 and has subsequently made $4,000 of additional payments, resulting in balances included in accounts payable and accrued expenses of $16,000 and $16,500 at December 31, 2006 and 2005. The Company is behind on its payments, and is considered to be in default with respect to this agreement.

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

On March 27, 2007, the Company settled a claim for $33,320 by a former consultant concerning consulting fees alleged to be owed from December 2004. The Company shall pay the consultant $10,000 in complete satisfaction of this debt by installment payments ending complete by April 30, 2007. Since the events leading to the settlement were in existence at December 31, 2005, management recorded the write-down of approximately $23,000 as other income during the year ended December 31, 2005 (see Note R).

K. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 2006 and December 31, 2005, the Company had no uninsured cash balances.

L. COMMITMENTS AND CONTINGENCIES

Commitments:

In November 2003, the Company entered into an exclusive distribution agreement for the sale of QoVox products in the Pacific Rim. The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007. Under the distribution agreement, QoVox is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products. As of December 31, 2006, no products have been sold under this agreement.

On May 1, 2005, the Company entered into a Consulting Agreement with Mr. Andrew Benson under which Mr. Benson was to provide consulting and general business advisory services relating to the operation of our business and the business of our subsidiaries and affiliates. The consulting agreement was for a period of twelve months ending on April 30, 2006 and required monthly payments of $12,500 and cannot be revoked, terminated or cancelled by the Company except with respect to a termination for cause. The Company subsequently agreed with Mr. Benson in April 2006 to terminate this agreement and $100,000 of accrued compensation was cancelled.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

L. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Commitments (continued):

On July 1, 2005, we appointed Joshua E. Davidson to the position of Vice President, Finance. Effective July 1, 2005, The Company and Mr. Davidson entered into a letter agreement, under which the Company agreed to pay to Mr. Davidson $700 per day (or $350 per half day) that he performs services for the Company. On December 29, 2005 the contract with Mr. Davidson was amended changing the rate of pay to $75 per hour. In connection with his appointment as Vice President, Finance, the Company granted to Mr. Davidson a one-time signing bonus of one million restricted shares of the Company’s common stock, of which 50% (500,000 shares) were issued in 2005 and the remaining 50% (500,000 shares) vested on January 3, 2006, but remained unissued at December 31, 2006. On July 28, 2006, Mr. Davidson resigned his position and filed suit in Boston municipal court claiming $14,900 in additional compensation. The Company has denied his claim and has counter claimed for damages.

On July 25, 2005, the Company entered into an Option Agreement with Mark P. McGrath, the Company’s then Chairman, Chief Executive Officer and President, under which Mr. McGrath was granted a non-qualified stock option to acquire 2,500,000 shares of the Company’s common stock . Also on July 25, 2005, the Company entered into a substantially identical Option Agreement with Joshua E. Davidson under which Mr. Davidson was granted a non-qualified stock option to acquire 2,500,000 shares of the Company’s common stock. Each option (a) carries an exercise price of $0.06 per share (subject to adjustment for stock splits, stock dividends, reverse splits and the like), (b) becomes exercisable (vests) as to 500,000 shares on the first business day of each of the next five calendar quarters, beginning on October 3, 2005 and ending on October 2, 2006 and (c) has an expiration date of July 25, 2010. Mr. McGrath resigned from the Company on December 29, 2005 and his non-qualified stock option to acquire 2,500,000 shares lapsed on March 29, 2006. Mr. Davidson resigned from the Company effective August 4, 2006 and his non-qualified stock option to acquire 2,500,000 shares lapsed on November 4, 2006.

On December 29, 2005, James Murphy was appointed Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Murphy’s compensation consists of: an annual salary of $150,000; immediately-vested stock options awarded January 15, 2006 to purchase 2,500,000 shares of common stock of the Company at $.10 per share, ; standard Company benefits; and an annual discretionary bonus up to 75% of annual salary depending on his contribution to the Company and the Company’s commercial success, as determined by the Board of Directors.

On March 9, 2006, the Company entered into a contract with Robert B. Nelson appointing him Vice President, Worldwide Sales, for QoVox, Inc. Mr. Nelson’s compensation is comprised of a base salary with incentives for reaching specific gross sales and field trial goals; options to purchase 50,000 shares of the Company’s unregistered stock. The stock options to purchase 50,000 shares agreement have not been issued as of December 31, 2006.

On March 13, 2006, the Company entered into a contract with Michael West appointing him Senior Vice President, National Accounts, for QoVox, Inc. Mr. West’s compensation is comprised of a base salary with incentives for reaching specific sales goals; a stock grant of 1,000,000 shares of the Company’s unregistered stock, with 500,000 shares due upon execution of Mr. West’s contract and 500,000 shares due upon the Company’s receipt of new revenue. The initial stock grant of 500,000 shares were issued in May 2006.

On July 12, 2006, Investment banker Byron J. Collier, was appointed to the Advisory Board of Datameg Corporation by CEO James Murphy.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

L. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Commitments (continued):

On April 20, 2006, Director Neil Gordon reduced his option shares from 1,500,000 common shares at an exercise price of $.08 per share to 750,000 common shares at an exercise price of $.04 per share under the terms of his option agreement dated September 22, 2005 for his service as a director. The Board of Directors so agreed. No incremental compensation was noted due to the revision of the terms of the option agreement, as the fair value of the revised agreement was only nominally different than the original at the date of modification.

On July 14, 2006, the option agreement dated January 1, 2004 granting former Director and Chief Executive, Andrew Benson, the right to exercise 5 million options to purchase a like number of Datameg common shares was modified to reduce the stated exercise price from $.20 per share to $.05 per share. An incremental compensation expense of $26,000 was recorded as a result of the revision of the terms of the original option agreement. in addition, the option agreement dated April 17, 2005 granting Mr. Benson the right to exercise 10 million options to purchase a like number of Datameg common shares was canceled. Since the options were immediately vested upon issuance, no additional compensation expense was recorded.

On August 2, 2006, Former Director and Chief Executive Mark P. McGrath canceled his option agreement dated April 17, 2005 for 5 million shares. Since the options were immediately vested upon issuance, no additional compensation expense was recorded.

On July 25, 2005, the Company entered into a Restricted Stock Agreement with William J. Mortimer, the then General Manager of the Company’s wholly-owned subsidiary, QoVox Corporation. Pursuant to the Restricted Stock Agreement, Mr. Mortimer purchased 12,000,000 shares of common stock for a purchase price of $0.006 per share. A stock certificate for the shares, which was according to his agreement to be held in escrow, was inadvertently issued to Mr. Mortimer. Approximately $151,000 was expensed during the quarter ended September 30, 2005 based on estimated vesting milestones. The Company and Mr. Mortimer disagreed as to what portion of the 12,000,000 shares vested and what portion should be returned to the Company at the price paid by Mr. Mortimer. Since the Company issued the shares to Mr. Mortimer and since no further consulting services were received, the Company expensed the remaining compensation value of the shares of approximately $410,000 during the quarter ended December 31, 2005, representing total compensation value expensed at approximately $560,000. On June 23, 2006, the Board of Directors and Mr. Mortimer agreed that he shall receive 2 million shares of the Company’s common stock in full satisfaction of his compensation earned under his Restricted Stock Agreement, and the balance of 10 million common shares was returned to the Company’s treasury of authorized and unissued common stock. Instead of recording the issuance of the 12,000,000 shares and related expense during 2005 and the return of the 10,000,000 shares and related expense reversal against paid-in capital during 2006, the Company has recorded the net transaction during 2005, as management determines this treatment more accurately reflects the substance of the transaction (Note T).

On August 3, 2006, the Company dismissed Fitzgerald, Snyder & Co., P.C. ("Fitzgerald, Snyder") as the Company’s independent registered public accounting firm and engaged Child, Van Wagoner & Bradshaw, PLLC ("CVB") as its new independent registered public accounting firm for FY 2006. Fitzgerald has submitted a final invoice for approximately $30,000, which remains unpaid as of December 31, 2006.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

L. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Lease commitments:

In October 2004, Datameg signed a lease agreement for office space in Raleigh, North Carolina. The term of the lease is for 37 months beginning December 2004 and ending in January 2008. The terms of the lease call for monthly payments of approximately $5,000.

The minimum lease payments due under terms of non-cancelable operating leases that have initial or remaining terms in excess of one year as of December 31, 2006 are as follows:

For the years ended December 31,
2007	$ 62,120
2008	5,193
Total	$ 67,313

 Total rent expense for all operating leases was $59,718 and $60,834 for the years ending December 31, 2006 and 2005, respectively.

On October 7, 2005 QoVox signed a lease agreement with L.E.D. Investments, an Ohio partnership, for approximately 1,200 square feet of office space in Delaware, Ohio. The term of the lease is for 12 months beginning November 1, 2005 and ending on October 31, 2006. The terms of the lease call for monthly payments of $900. The lease was terminated March 31, 2006 without penalty.

Contingencies:

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

In some of its former standard Stock Purchase Agreements, the Company granted some purchasers stock registration rights including a 2% monthly penalty for delayed registration payable in additional shares. The Company has not met some of the registration requirements and believes that the penalty is against Massachusetts’ public policy and is not payable or enforceable. If the Company’s belief is incorrect, the estimated loss will consist of the issuance of approximately 2,006,189 additional shares.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

L. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Contingencies (continued):

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

M. STOCK SUBSCRIPTION RECEIVABLE

On March 5, 2004, the Company entered into a stock subscription agreement with a foreign investor to purchase 2,941,176 shares of the Company’s common stock at a purchase price of $0.17 per share. On April 1, 2004, the investor made an initial subscription payment of $80,000 and the Company issued and delivered the full 2,941,176 shares of restricted Common Stock to the investor with the understanding that the investor was sending the Company the $420,000 balance and a stock subscription receivable was duly recorded on the Company’s books in the amount of $420,000. On April 14, 2004, the investor notified the Company of the investor’s intent not to invest further in the Company. The Company offered to issue a new stock certificate in the amount of 470,588 shares to accommodate the $80,000 initial subscription payment in exchange for the investor’s return of the stock certificate issued and delivered to the investor on April 1, 2004 for the full share amount of 2,941,176 shares. The investor refused the Company’s exchange offer and has continued to refuse to return the stock certificate for 2,941,176 shares.

The Company is convinced of the merits of its claim against the investor and intends to institute a legal action to vindicate that claim in the second quarter of 2007. Given the uncertainties inherent in litigation, the Company took a charge of $105,000 (25%) charge against the receivable in the 4th quarter of 2006.

N. INCOME TAXES

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows for 2005 and 2006:

	2006	2005
Computed at the expected statutory rate	$(528,000)	$(2,137,000)
State income tax net federal tax benefit	(75,000)	(305,000)
Add:
Other differences	-	(725,000)
Less: valuation allowance change	603,000	3,167,000
Total benefit for income taxes	$ -	$ -

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

N. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities at December 31, 2005 and 2006 were as follows:

	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$3,050,000	$2,447,000
Startup costs	7,753,000	7,753,000
Depreciation and amortization	(20,000)	(20,000)
Stock option compensation	3,619,000	3,619,000
Gross deferred tax assets	14,402,000	13,799,000
Valuation allowance	(14,402,000)	(13,799,000)
Net deferred tax assets	$-	$-

The net increase in the valuation allowance for the years ended December 31, 2006 and 2005 was $603,000 and $3,167,000, respectively. The Company has available at December 31, 2006 approximately $8,353,000 for the parent, $3,622,000 for QoVox, Inc. and $344,000 for CASCommunications, Inc. of unused operating loss carry forwards that may be applied against future taxable income that expire in 2019 through 2026. Since a consolidated tax return is not filed, any net operating loss carry forwards can only be used to offset future taxable income of the specific company. Due to stock ownership changes, the ability to benefit from the net operating loss carry forwards may be significantly restricted.

O. STOCK OPTIONS AND WARRANTS

During the years ended December 31, 2006 and 2005, the Company granted options and warrants to consultants, employees, and investors to purchase 14,606,251 and 70,578,288 shares of common stock, respectively, at prices ranging from $0.05 to $0.25 per share. The vesting of the stock options resulted in an expense in the amount of $328,360 and $1,862,065 for the years ended December 31, 2006 and 2005, respectively. Of the options and warrants granted since inception, options and warrants for 102,739,243 shares are unexercised and expire between January 2007 and January 2013.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

O. STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of option and warrant activity, for both employees and consultants, for the two years ended December 31, is as follows:

	# of Shares	Price Per Share	Weighted Ave Price Per Share
Outstanding December 31, 2003	25,847,352	$0.05 - $0.25	$0.14
Options and warrants granted	29,002,352	$0.012 - $0.25	$0.14
Options and warrants exercised	-
Options and warrants expired	-
Outstanding, December 31, 2004	54,849,704	$0.01 - $0.25	$0.15
Options and warrants granted	70,578,288	$0.05 - $0.25	$0.14
Options and warrants exercised	200,000	$0.01	$.01
Options and warrants expired or terminated	2,500,000	$0.05 - $0.25	$0.21
Outstanding, December 31, 2005	122,727,992	$0.01 - $0.25	$0.14
Options and warrants granted	14,606,251	$0.04 - $0.10
Options and warrants exercised	200,000	$0.01
Options and warrants expired or terminated	34,395,000
Outstanding, December 31, 2006	102,739,243	$0.01 $0.25	$0.14
Exercisable at December 31, 2006	82,741,891

At December 31, 2006 the weighted average remaining life of outstanding stock options and warrants, for both employees and consultants, was approximately 26 months.

The fair value of options and warrants granted in 2006 and 2005 are estimated on the date of the grant using a type of Black Scholes option pricing model. During the year ended December 31, 2005 the following assumptions were used to value grants: dividend yield of 0%, volatility of 90, terms varied based on the negotiated term of the options agreement, and risk free interest rates varied based on the Treasury bond yield with a term comparable to the length of the term listed in the options agreement. During the year ended December 31, 2006, the following assumptions were used to value grants: dividend yield of 0%, volatilities ranging from .70 to 175, terms varied based on the negotiated term of the options agreement, and risk free interest rates varied based on the Treasury bond yield with a term comparable to the length of the term listed in the options agreement.

During the year ended December 31, 2005 the Company entered into agreements to issue convertible notes with detachable warrants with approximately one hundred twenty two (122) investors. The Company issued warrants to purchase 19,904,953 shares of unregistered common stock at a strike price between $0.05 and $0.10 per share and a term of two years from the grant date.

In addition, the Company entered into subscription agreements to issue unregistered common stock with detachable warrants with approximately sixty (60) investors. The Company issued warrants to purchase 4,370,001 shares of unregistered common stock at a strike price between $0.04 to $0.10 per share and a term of two years from the grant date.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

P. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Year Ended December 31, 2006 2005
Net Loss (numerator)	$ (1,508,163)	$ (6,106,504)
Weighted Average Shares (denominator)	347,642,448	303,324,586
Basic and diluted net loss per common share	$ (0.004)	$ (0.02)

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options and warrants granted as of December 31, 2006 and 2005 are not included in the calculation of diluted EPS as their inclusion would be antidilutive.

Q. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At December 31, 2006, current liabilities exceeded current assets by $3,696,050. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

R. WRITE-OFF OF DEBT

During 2006 and 2007, the Company entered into several settlement agreements reducing existing obligations recorded in accounts payable and accrued liabilities. Since the events leading to the settlements were in existence at December 31, 2005, management considers the settlement Type 1 Subsequent Events pursuant to Statement on Auditing Standards No. 1, Section 560, requiring the impact of the settlements to be reflected as of the applicable balance sheet date to more ensure the financials are not misleading. The notes resulted in write-off of debt due to settlement of $38,496 and $197,761 during the years ended December 31, 2006 and 2005, respectively. Management and legal counsel also determined that the statute of limitations had expired on several liabilities or their collection was remote based on aging and lack of collection efforts by creditors. Based on AU 560, liabilities totaling $314,099 were also written off at December 31, 2005. To compensate for any creditors that may seek payment, the Company set up a reserve of approximately 25% of the remaining accounts payable and applicable accrued liabilities at December 31, 2005. The total reserve of $48,000 will be amortized quarterly to other income over 3 years commencing the first quarter of 2006. Debt written off during 2006 and 2005 totaled $54,496 (including $16,000 of reserve amortization) and $511,860, respectively.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

S. SUBSEQUENT EVENTS

On January 23, 2007, QoVox Corporation, a wholly owned subsidiary of Datameg Corporation (OTCBB:DTMG), announced the hiring of Mr. Roger Lingle as President. QoVox Corporation also announced the hiring of Mr. Jay Stewart as Chief Technology Officer.

On February 15, 2007, QoVox Corporation, a wholly owned subsidiary of Datameg Corporation (OTCBB:DTMG), announced the hiring of Mr. Bob Shireman as Vice-President of Sales and Marketing.

On February 26, 2007, QoVox Corporation, a wholly owned subsidiary of Datameg Corporation (OTCBB:DTMG), announced that Jim Kristof has joined the company as Vice President of Engineering.

On March 28, 2007, the Company caused NetSymphony Corporation to become an active corporation in North Carolina as a solely owned subsidiary. NetSymphony’s business focus will be on new test equipment development for the telecommunications industry.

During January 2007, the Company issued 187,000 shares of its common stock for $7,500 due to the exercise of warrants.

During the quarter ended March 31, 2007, the Company entered into several stock subscription agreements to issue 6,148,000 shares of its common stock for which it received $307,400. The shares will be issued during the quarter ended June 30, 2007.

T. RESTATEMENT OF 2005 FINANCIAL STATEMENTS

The Company has restated its 2005 financial statements to more accurately reflect the activity during and the balances at December 31, 2005. The significant differences are identified and described below.
	Original	Restated	Difference	Reference
Prepaid and deferred expenses	$ 1,187	$ 27,187	$ 26,000	(1)
Property and Equipment, Net	91,718	367	(91,351)	(2)
Accounts payable & accruals	(2,699,426)	(2,689,909)	9,517	(3) (7)
Capital lease obligation	(8,302)	-	8,302	(3)
Convertible promissory notes	(284,510)	(267,949)	16,561	(3)
Convertible subordinated debentures	(20,000)	-	20,000	(3)
Notes payable	(1,364,873)	(843,809)	521,064	(3)
Common stock	(33,046)	(32,046)	1,000	(4)
Additional paid-in capital	(30,274,663)	(30,211,296)	63,367	(4) (5) (6) (8)
Stock subscriptions receivable	469,556	420,056	(49,500)	(5)
Stock to be issued	(279,263)	(375,763)	(96,500)	(6)
Operating expenses	5,030,938	5,146,925	115,987	(2) (4) (8)
Interest expense	1,511,942	1,474,289	(37,653)	(7)
Write-off of debt	-	(511,860)	(511,860)	(3)
Basic and diluted loss per share	$ (0.02)	$ (0.02)	$ -

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

T. RESTATEMENT OF 2005 FINANCIAL STATEMENTS (CONTINUED)

(1) At December 31, 2005, the Company had received invoices for software licensing agreement for use of certain software rights during the first two quarters of 2006. The Company has recorded the invoices as a $26,000 deferred expense, which was subsequently amortized to license expense during 2006.

(2) During 2005, the Company capitalized certain software licenses as intangible assets it had planned to amortize over three years. Upon further review of the license agreement, it was determined that no title had passed to the Company, and therefore capitalization under SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," was not appropriate. As of December 31, 2005, the capitalized cost of approximately $103,000 was reclassified to license expense and related accumulated depreciation (and corresponding depreciation expense( of approximately $11,500 was reversed, resulting a change in property and equipment, net, of $91,500.

(3) As described in Note R, at December 31, 2005, the Company wrote off $511,860 in payables and accruals for which collection had been determined to be remote or past statutes of limitations. Included in this write off were $8,302 in capital lease obligation and $20,000 in convertible debentures. To allow for possible future collection, the Company set up a $48,000 reserve at 12/31/05 that will be amortized quarterly over three years.

The $521,064 and $16,561 differences in restated notes payable and convertible promissory notes, respectively, is due to reclassification of accrued interest from notes payable to accrued liabilities.

(4) As described in the 12th paragraph of Note L, the Company and its former officer, William J. Mortimer, entered into a settlement agreement during 2006 resolving disagreements regarding the vesting of 12,000,000 shares of stock issued in lieu of compensation. The Company initially recorded the issuance of the 12,000,000 shares and related expense during 2005 and the return of the 10,000,000 shares and related expense reversal against paid-in capital during 2006. However, since the Company had determined to restate its financials based on other reasons described in this footnote, Management resolved to record the net transaction during 2005 pursuant to AU 560 (Note R), as it more accurately reflects the substance of the transactions. This resulted in reductions of $1,000 (10,000,000 shares at $.0001 par value) to common stock, $465,667 to additional paid-in capital, and $466,667 to compensation expense.

(5) During 2005, the Company issued stock for payment that had not yet been received, and booked a stock subscription receivable of $49,500. When payment was received shortly thereafter, the funds were recorded straight to additional paid-in capital, thereby overstating both accounts. Both accounts were adjusted accordingly and restated.

(6) During 2005, the Company received $96,500 in funds received for stock subsequently issued in 2006. Both additional paid-in capital and the stock to be issued account were restated at December 31, 2005 to reflect the stock owed to the investor.

(7) As described in the second paragraph of Note H, the Company has been accruing excess interest on a promissory note entered into during 2003. The restated financials include a reduction in 2005 interest expense of approximately $38,000.

(8) Upon reexamination of the valuation and vesting of the Company’s stock options, Management determined that approximately $536,000 in compensation expense incurred during 2005 had not been recorded. The increase is due mainly to recording incremental compensation upon revision or cancellation and reissuance of options, 2005 vesting that was over-looked, and the remaining compensation expense on cancelled option agreements. These adjustments resulted in a corresponding increase in additional paid-in capital.

ITEM 8.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2006, our principal independent accountant was dismissed. During 2006, we and our significant subsidiaries have engaged a new principal accountant.

ITEM 8A.                    CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our disclosure controls and procedures are effective.

(b)  Internal Control Over Financial Reporting

During the course of the Company’s preparation of its 2004 financial statements, including the audit of those financial statements by the Company’s independent registered public accounting firm, five material weaknesses in the Company’s internal control over financial reporting were identified.  These material weakness were (1) the lack of an independent audit committee, (2) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (3) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (4) the lack of a significant segregation of duties or review of financial transactions and (5) the lack of documentation of controls and accounting procedures. Although some improvements have been made, these material weaknesses still exist as of December 31, 2006,

In connection with the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers in 2006, the Company plans to hire a financial executive to design effective disclosure controls and procedures.  The Company also plans to expand its Board of Directors, recruit independent directors, form an audit committee comprised solely of independent directors and otherwise remedy the material weaknesses and significant deficiencies in internal control over financial reporting that currently exist.

(c)  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in the connection with an evaluation thereof that occurred during the last fiscal quarter (or our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

 Our directors, executive officers, significant employees, significant consultants and control persons as of December 31, 2006 were as follows:

Name	Age	Position	Position Since
James Murphy	54	Chairman, Chief Executive Officer, President and Director of Datameg Corporation and Director of QoVox Corporation	Dec. 2005
John T. Grady Jr.	59	Director of Datameg Corporation	Feb. 2006
Dan Ference	58	Chief Operating Officer of QoVox Corporation	Sept. 2001
Neil R. Gordon	57	Director	Sept. 2005

Each of our directors will hold his directorship until the next annual meeting of our shareholders or until his successor is duly elected and qualified. Mr. Murphy will hold his position as our Chairman, Chief Executive Officer and President until the next annual meeting of the directors or until his successor is duly elected and qualified

 James Murphy, Chairman, Chief Executive Officer, President and Director

Mr. Murphy has a wide range of business experience including a highly successful partnership in Building #19, and served as President of Sportbuild, Inc., a subsidiary of the Building #19 corporation. Mr. Murphy has also been a successful partner in several other companies.

John T. Grady Jr., Director of Datameg Corporation

John T. Grady Jr. is an independent director and a Lehman Bros. Managing Director. Prior to joining Lehman Brothers early in 2004, Mr. Grady was Managing Director of State Street Global Advisors (SSgA) Global Private Client Group and a member of the State Street Corporation Executive Operating Group. He additionally served as Chairman of the Board of Directors of State Street Bank and Trust Company, New Hampshire and Connecticut, and State Street Global Advisors, Florida. From 1994 through 2000, Mr. Grady was SsgA’s Director of Institutional Sales, Client Service, and Consultant Relations. Prior to joining SSgA in 1994, he was Director of Sales for State Streets Personal Trust Division.

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

 Neil R. Gordon, Director

 Mr. Gordon has served as a director since September 2005. Since 1995, Mr. Gordon has been the President of N.R. Gordon & Company, Inc., a financial consulting services company. From 1981 to 1995, Mr. Gordon was employed by Ekco Group, Inc., a consumer products manufacturer and marketer, serving as its Treasurer from 1987 to 1995. Mr. Gordon began his career with the accounting firm of Haskins & Sells. He serves as an advisor to a number of emerging companies. Mr. Gordon is a director of Avitar, Inc., a company that manufactures and sells an oral based test for drugs of abuse. Mr. Gordon received a Bachelor of Science Degree from Pennsylvania State University.

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

 Audit Committee and Audit Committee Financial Expert

We have a standing audit committee comprised of three members of the Board of Directors, two of whom are independent. We do not have an audit committee financial expert. As we generate revenue in the future, we intend to identify and appoint a financial expert to serve on our audit committee.

Code of Ethics

Due to a lack of adequate resources, we have not yet adopted a code of ethics. Prior to the adoption of a code of ethics, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10.                        EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid to or accrued for the years ended December 31, 2006, 2005 and 2004 to our chief executive officer and our other most highly compensated executive officers who were serving as executive officers at the end of our last fiscal year. None of our other executive officers earned more than $100,000 in total annual salary and bonus in the most recently completed fiscal year.

			Annual			Other	Long Term Compensation
			Compensation			Annual	Awards
Name	Position	Year	Salary		Bonus	Compensation	Restricted	Underlying
			($)		($)	($)	Stock	Options/
							Award(s)	SARs
							($)	(#)
Andrew Benson	President	2005	$101,277	(1)	$0	$0	$0	10,000,000
Andrew Benson	President	2004	$392,954		$0	$0	$658,750	5,000,000
Andrew Benson	President	2003	$342,794		$0	$0	$160,000	0
Mark McGrath	President	2005	$150,000	(1)	$0	$0	$55,250 (1)	7,500,000
James Murphy	President Datameg/QoVox	2006	$150,000		$0	$0	$0	2,500,000
Dan Ference	COO QoVox	2006	$144,000		$0	$0	$0	0
Dan Ference	Pres. QoVox	2005	$144,000		$0	$0	$0	0
Dan Ference	Pres. QoVox	2004	$18,618	(3)	0	$0	$396,500 (2)	2,000,000

(1) Mr. Benson resigned as President from the Company in April of 2005 and was replaced by Mr. McGrath. Mr. McGrath served as the President of the Company until December 29, 2005 at which time he resigned from the position. Mr. McGrath was granted 1,000,000 shares of the Company’s unregistered common stock as compensation for work performed prior to becoming the President of the Company. We recorded $55,250 of expense for the stock grant as additional compensation. Mr. McGrath was granted stock options to purchase 5,000,000 shares of the Company’s unregistered common stock at a strike price of $0.17 per share. The options were fully vested at the time of grant. The options were valued under a Black Scholes model and were determined to have a fair value of $480,000 and the value was recorded as additional compensation in 2005. In 2006, those options were cancelled. In addition, on July 25, 2005 Mr. McGrath was granted stock options to purchase 2,500,000 shares of the Company’s unregistered stock at a strike price of $0.06 per share. The options were to vest over the next five business quarters. The options expired 60 days following Mr. McGrath’s resignation. Mr. James Murphy assumed the position of President on December 29, 2005, however no payments or expense were recorded for the period ending December 31, 2005.

(2)                                   During the year ended December 31, 2003, Mr. Ference received cash, stock and stock options as compensation. On November 30, 2003, the Company entered into an informal agreement with Mr. Ference related to past, present and future compensation. Under the terms of the agreement the Company committed to issue 1,770,000 shares of the Company’s common stock as satisfaction for amounts owed to Mr. Ference in unpaid compensation through the year ended December 31, 2003. The Company committed to issue Mr. Ference stock options for 5,500,000 shares of the Company’s common stock at a strike price of $0.15 per share. 1,500,000 vested on November 30, 2003 and the balance to vest over the following 36 months or until such time as the Company receives it first customer revenue at which time all unvested options will immediately vest and will expire three years after the date of vesting. During the year ended December 31, 2003 1,611,111 shares vested under this commitment, were valued under SFAS No. 123 using a Black Scholes model and the Company recorded an expense in the amount of $157,889 which was charged to officers’ compensation. During the year ended December 31, 2003, none of the vested stock options were exercised. The Company also increased Mr. Ference’s annual compensation and committed to issue 500,000 shares of the Company’s common stock as bonus compensation for achieving future performance benchmarks.

During the year ended December 31, 2004, Mr. Ference received cash, stock and stock options as compensation. In March 2004, Mr. Ference met his first performance benchmark and the Company recognized a liability to issue him 250,000 shares of the Company’s unregistered common stock and recorded additional compensation of $42,500. The value of the liability to issue stock was based upon the market value of the stock on the date the performance benchmark was achieved less a 15% discount for lack of marketability. In July, Mr. Ference was granted 2,000,000 shares of the Company’s unregistered common stock as a bonus for his continued diligent efforts on the Company’s behalf. The stock was valued based upon the market value of the stock on the date the performance benchmark was achieved less a 15% discount for lack of marketability and additional compensation was recorded in the amount of $320,000. In August 2004, Mr. Ference met his second performance benchmark and the Company recognized a liability to issue him 250,000 shares of the Company’s unregistered common stock and recorded additional compensation of $34,000. The value of the liability to issue stock was based upon the market value of the stock on the date the performance benchmark was achieved less a 15% discount for lack of marketability. In August 2004, Mr. Ference was granted stock options for 2,000,000 shares of the Company’s unregistered common stock at a strike price of $0.18 per share. The options were fully vested at the time of the grant and expire three years from the date of the grant. The options were valued under a Black Scholes model and were determined to have a fair value of $194,600 and the value was recorded as additional compensation in 2003. In addition, during 2004 the stock option grant from November 2003, continued to vest and upon receipt of the Company’s first customer revenue in December 2004 all the previously unvested stock options vested in full and during the year for a total charge to officers expense of $383,311 in additional compensation.

(3)                                   From the inception of North Electric Company, Inc., significant portions of Mr. Ference’s authorized annual salary were accrued but not paid.  For the years ending December 31, 2003, 2004 and 2005 his authorized annual salary was $136,000, $144,000 and $144,000, respectively.

At December 31, 2006, our executive officers had the following outstanding options:
			Percent of total
	Number of Securities		Options/SARs
	Underlying Options/		Granted to Employees	Exercise or base
Name	SARs Granted (#)		In fiscal year	Price ($/sh)	Expiration Date(s)
James Murphy	2,500,000	(1)	100	$0.10 per share	December 28, 2010
Daniel Ference	6,250,000	(2)	-	$0.06 per share	December 31, 2010
Neil Gordon	750,000		-	$0.04 per share	September 22, 2010
  An option agreement for 2,500,000 shares was granted on December 29, 2006 and are fully vested.
  In January 2007, the Company settled outstanding fees for services rendered during 2006 and prior. Included in the settlement was the cancellation and replacement of his prior option agreements for the exercise of 5,500,000 and 2,000,000 options at $.15 and $.18, respectively, with the option to purchase 6,250,000 shares at $.06. Since the circumstances leading to the settlement were in existence at December 31, 2006 and related to services rendered during 2006 and prior, the options were considered issued and outstanding at December 31, 2006 and an incremental compensation expense resulting from the cancellation and replacement of the option agreements of $64,800 was recorded during 2006.

Directors Remuneration

We do not currently compensate our directors for serving on the board of directors, other than through options as discussed above.

ITEM 11.                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the following information about the beneficial ownership of our common stock as of March 31, 2007 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We are not aware of any beneficial owner of more than 5% of the outstanding common stock. Unless otherwise indicated, the address of each named beneficial owner or executive officer is c/o Datameg Corporation, 2150 S 1300 E, Suite 500, Salt Lake City, UT 84107.
NAME AND ADDRESS OF DIRECTOR OR EXECUTIVE OFFICER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS(3)

James Murphy	18,560,000	(3)	5.1%
Neil Gordon	750,000	(4)	.2%
John T. Grady, Jr.	0		0%
Dan Ference	8,500,000	(5)	2.4%
Directors and Officers as a Group	27,810,000		7.7%

(1)   Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes of this chart, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days after March 31, 2007 through the exercise of warrants or options or the conversion of convertible securities.

(2)   Each beneficial owner’s, director’s or executive officer’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 31, 2007 have been exercised.

(3) Including 7,000,000 shares of our common stock that Mr. Murphy has the right to acquire through the exercise of fully vested stock options.

(4) Including 750,000 shares of our common stock that Mr. Gordon has the right to acquire through the exercise of fully vested stock options.

(5) Including 6,250,000 shares of our common stock that Mr. Ference has the right to acquire through the exercise of fully vested stock options.

ITEM 12.                        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The Company’s officers and stockholders regularly advance the Company money or make purchases in the Company’s behalf. As of December 31, 2006 and December 31, 2005, the Company was indebted to officers and stockholders in the amount of $57,510 and $56,760 respectively. This is exclusive of amounts included in accrued compensation. Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

 ITEM 13.  EXHIBITS

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.1	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.2	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

5.1	Opinion of Duane Morris LLP as to legality of securities being registered.

10.1	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)

10.2	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, note holder, amount and conversion price.(2)

10.3	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)

10.4	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)

10.5	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)

10.6	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)

10.7	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)

10.8	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)

10.9	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)

10.1	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)

10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)

10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)

10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)

10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)

10.18	Stock Lock-up Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)

10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)

10.2	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)

10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)

10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)

10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)

10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)

10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)

10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)

10.29	Resignation by William J. Mortimer as General Manager of QoVox, Inc.(11)

10.3	Appointment of James Murphy as its Chief Executive Officer, President and Chairman of the Board of Directors.(12)

10.31	Appointment of Lehman Bros. Managing Director John T. Grady Jr. to Board of Directors.(13)

10.32	Appointment of Bob Nelson as Vice President, Worldwide Sales, for QoVox.(14)

10.33	Appointment of Michael West as Senior Vice President, National Accounts, for QoVox.(15)

10.34	Benson And Gordon Compensation Amendments.(16)

10.35	Director Mark P. McGrath resignation. (17)

10.36	Investment banker Byron J. Collier appointed to the Advisory Board (18)

10.37	Director William J. Mortimer receives 2 million Datameg common shares, returns 10 million under RSA (19)

10.38	Benson Amendment And Utah Move (20)

10.39	Former Director and Chief Executive Mark P. McGrath canceled his option agreement for 10 million shares. (21)

10.4	Changes in Registrant’s Certifying Accountant (22)

10.41	QoVox received its 4th purchase order from the Time Warner Cable Raleigh Division. (23)

10.42	Patrick J. Glennon was appointed to the Company’s advisory board. (24)

10.43	Dr. Jim DeCoste was appointed to the Company’s advisory board. (25)

10.44	Ragusa consulting services retained as Chief Marketing Officer for QoVox.(26)

10.45	FeatureTel enters 60 day trial of QoVox product. (27)

10.46	Lingle and Stewart become President and Chief Techology Officer of QoVox. (28)

10.47	Shireman becomes VP Sales of QoVox. (29)

21.1	Subsidiaries of the Registrant.(3)

99.1	Exhibit of Unregistered Sales of Securities.(7)

99.2	Press Release dated September 1, 2005.(3)

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on June 14, 2004.
(3)	Incorporated by reference to the Form SB-2 filed by Datameg Corporation on September 1, 2005.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg NY on November 26, 2004.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB filed by Datameg NY on April 14, 2004.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB/A filed by Datameg NY on April 20, 2005.
(7)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg Corporation on August 29, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 22, 2005.
(9)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on February 27, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 14, 2005.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 17, 2006.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 23, 2006.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 1, 2006.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 14, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2006.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 7, 2006.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 12, 2006.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 14, 2006.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 31, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 4, 2006
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 7, 2006
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 5, 2006
(24)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 19, 2006
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 26, 2006
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on November 17, 2006
(27)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 20, 2006
(28)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2007
(29)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 15, 2007
(*)	Management contract or compensatory plan.

Exhibits (attached) to Form 10-KSB

31.1Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002.

32.1 Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002.

ITEM 14.                        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fiscal Year		Audit		All
Ended	Audit	Related	Tax	Other	Total
December 31,	Fees (1)	Fees (2)	Fees (3)	Fees (4)	Fees
2005	$135,000	$0	$5,000	$0	$140,000
2006	$81,000	$0	$5,000	$0	$86,000

(1)           The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the registrants financial statements included in the registrants Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)           The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrants financial statements and are not reported under Item 9(e)1 of Schedule 14A.

(3)           The aggregate fees billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All the fees billed under this item in 2005 and 2006 were for tax compliance services.

(4)           The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)1 through 9(e)3 of Schedule 14A (See (1), (2), and (3) above).

Audit Committees PreApproval Policies and Procedures

Our president preapproves all professional services and fees provided by our principal accountants. During 2005 and 2006, our sole director approved only professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements included in our Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years and tax compliance.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DataMEG, Corp.
(Registrant)
By:	/s/ James Murphy
James Murphy, Chairman of the Board of
Directors and Sole Principal Financial
Officer
Date:	May 18, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ James Murphy
James Murphy, Chairman of the Board of
Directors and Sole Principal Financial
Date:	Officer May 18, 2007

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James Murphy, certify that:

1. I have reviewed this annual report on Form 10-KSB of Datameg Corporation for the year ended December 31, 2006;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

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

c) evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d) disclosed in this annual report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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
May 18, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Datameg Corporation, a Delaware corporation (the "Company"), on Form 10-KSB for the year ending December 31, 2006, as filed with the Securities and Exchange Commission (the "Report"), I, James Murphy, Chairman and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ JAMES MURPHY
James Murphy
Chief Executive Officer
May 18, 2007

End of Filing