Form 10QSB
period 2007-03-31
DATAMEG CORP
filed 2007-05-21
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 361,509,315 shares of common stock outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX

Datameg Corporation

(A Development Stage Company)

Condensed Consolidated Financial Statements (unaudited)

For the Three Months Ended March 31, 2007 and 2006

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets (unaudited)
		March 31,
	2007		2006
			(Restated – Note O)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 30,588		$ 11,032
Accounts receivable, net	-		-
Inventory (Note C)	163,400		152,478
Total Current Assets	193,988		163,510

PROPERTY AND EQUIPMENT – NET	8,197		82

OTHER ASSETS
Goodwill	206,746		206,746
Prepaid and deferred expenses	4,375		13,392
Deposits	7,218		7,218
Total Other Assets	218,339		227,356
TOTAL ASSETS	$ 420,524		$ 390,948

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,943,324		$ 2,524,932
Deferred revenue	-		9,705
Due to related parties (Note E)	54,510		56,760
Convertible promissory notes, net of amortization (Note D)	-		27,783
Notes payable – current (Note F)	1,103,015		1,068,015
Total Current Liabilities	4,100,849		3,687,195

NOTES PAYABLE – LONG TERM (Note F)	90,000		-
TOTAL LIABILITIES	4,190,849		3,687,195

MINORITY INTEREST	(67,939)		(67,939)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 authorized
none issued and ouststanding	-		-
Common stock, $0.0001 par value; 493,000,000 shares authorized,
361,509,315 and 330,813,359 shares issued and outstanding at
March 31, 2007 and 2006, respectively	36,151		33,081
Additional paid-in capital	31,917,243		31,374,098
Stock subscriptions receivable (Note J)	(315,056)		(420,056)
Stock to be issued (Note G)	317,150		9,750
Accumulated deficit during development stage	(35,657,874)		(34,225,181)
Total Stockholders' Deficit	(3,702,386)		(3,228,308)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 420,524		$ 390,948
See accompanying notes to consolidated financial statements.
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations (unaudited)
			From Inception
	Quarter Ended		(January 13, 1999) to
	March 31,		March 31,
	2007	2006	2007
		(Restated – Note O)
NET SALES	$ -	$ 26,039	$ 134,845
COST OF SALES	-	(10,195)	(66,740)

GROSS MARGIN	-	15,844	68,105

OPERATING EXPENSES
General and administrative	434,512	405,436	24,248,324
Selling and marketing	74,551	38,272	2,456,258
Research and development	34,772	94,259	6,442,167
Total Operating Expenses	543,835	537,967	33,146,749

LOSS FROM OPERATIONS	(543,835)	(522,123)	(33,078,644)

OTHER INCOME (EXPENSES)
Interest expense	(37,921)	(130,519)	(2,985,386)
Interest income	-	-	225
Gain (loss) on disposal of property	-	-	(1,422)
Loss on litigation	-	-	(171,107)
Loss on acquisition fee	-	-	(123,950)
Loss on impairment of patents	-	-	(127,274)
Realized gain on sale of securities	-	-	8,530
Write-off of debt	4,000	4,000	570,356
Other income	4,584	-	4,584
Total Other Income (Expenses)	(29,337)	(126,519)	(2,825,444)

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST	(573,172)	(648,642)	(35,904,088)
Provision for income taxes	-	-	-
Minority interest in subsidiary losses	-	-	246,214

NET LOSS	$ (573,172)	$ (648,642)	$ (35,657,874)

BASIC AND DILUTED:
Net loss per common share	$ (0.002)	$ (0.002)

Weighted average shares outstanding	361,509,315	334,919,023

See accompanying notes to consolidated financial statements.
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows (unaudited)
			From Inception
	Quarter Ended		(January 13, 1999) to
	March 31,		March 31,
	2007	2006	2007
		(Restated – Note O)
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$ (573,172)	$ (648,642)	$ (35,657,874)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATIONS:
Depreciation	-	285	91,301
Stock issued for purchase of in-process research and development	-	-	870,600
Write-down of common stock subscription receivable	-	-	105,000
Common shares issued for services or reimbursement	-	199,750	12,898,947
Vesting of stock options issued for services	61,283	103,470	5,692,909
Property and equipment given in lieu of cash for services	-	-	15,475
Realized gain on sale of investments	-	-	(8,530)
(Gain) Loss on sale of property and equipment	-	-	13
Loss on acquisition fee	-	-	123,950
Loss on disposal of property and equipment	-	-	1,459
Loss on impairment of patent	-	-	127,274
Loss on litigation	-	-	171,107
Minority interest	-	-	(154,550)
Stock issued in lieu of financing costs	-	-	140,250
Write-off of debt	(4,000)	(4,000)	(570,356)
Amortization of beneficial conversion	-	-	1,332,516
CHANGES IN OPERATING ASSETS
AND LIABILITIES:
Decrease in accounts receivable	-	7,100	-
(Increase) Decrease in inventory	-	7,310	(163,400)
Decrease in prepaid and deferred expenses	4,375	13,795	5,742
Decrease in deposits	-	-	24,752
Increase (Decrease) in accounts payable and accrued expenses	181,773	(44,333)	3,134,680
Decrease in deferred revenues	-	2,361	-
Increase (Decrease) in related party payables	(3,000)	-	245,432
NET CASH USED IN OPERATIONS	(332,741)	(362,904)	(11,573,303)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(797)	-	(97,754)
Payments for intangible assets	-	-	(127,274)
Payments for security deposits	-	-	(91,532)
Investment in subsidiary	-	-	(149,312)
Purchase of investments	-	-	(20,000)
Sales of investments	-	-	28,530
NET CASH USED IN INVESTING ACTIVITIES	(797)	-	(457,342)
DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued) (unaudited)
			From Inception
	Quarter Ended		(January 13, 1999) to
	March 31,		March 31,
	2005	2006	2007
		(Restated – Note O)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	-	-	26,000
Payments on shareholder loan	-	-	(26,000)
Proceeds from short-term loans	-	-	130,909
Payments on capital lease obligation	-	-	(32,002)
Proceeds from issuance of common stock	7,500	120,500	5,297,467
Proceeds from stock to be issued	300,000	-	2,327,963
Proceeds from investment in subsidiary	-	-	25,000
Proceeds from issuance of warrants	-	-	25,000
Payments on promissory notes	(15,000)	-	(163,000)
Payment for treasury stock	-	-	(125,392)
Proceeds from issuance of convertible notes	-	-	2,501,672
Proceeds from issuance of promissory notes and debentures	-	241,500	2,073,616
NET CASH PROVIDED BY FINANCING ACTIVITIES	292,500	362,000	12,061,233

NET CHANGE IN CASH	(41,038)	(904)	30,588
CASH, BEGINNING OF PERIOD	71,626	11,936	-

CASH, END OF PERIOD	$ 30,588	$ 11,032	$ 30,588

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing of property and equipment with capital lease	$ -	$ -	$ 42,540
Stock issued in exchange for notes receivable	$ -	$ -	$ 656,251
Stock issued in exchange for promissory notes	$ -	$ 322,600	$ 304,155
Stock issued as a reduction of ’Stock to be Issued’	$ 84,000	$ 366,013	$ 4,367,197
Stock issued in lieu of deferred financing costs	$ -	$ -	$ 140,250
Stock issued in lieu of deferred compensation	$ -	$ -	$ 47,400
Stock issued in purchase of subsidiary	$ -	$ -	$ 483,658
Stock issued as a reduction of amounts due to stockholders	$ -	$ -	$ 220,500
Conversion of notes payable to common stock	$ -	$ 763,441	$ 827,528
Stock issued for computer equipment	$ 7,400	$ -	$ 834,928
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ 6,612
Income taxes paid	$ -	$ -	$ -
See accompanying notes to consolidated financial statements.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

During the years ended December 31, 2006 and 2005, QoVox recorded revenue of approximately $43,000 and $45,500, respectively, and had deferred revenue of approximately $0 and $7,000 as of December 31, 2006 and 2005, respectively. During the quarters ended March 31, 2007 and 2006, QoVox recorded revenue of approximately $0 and $26,000, respectively, and had deferred revenue of approximately $0 and $9,700. QoVox is actively pursuing additional near term sales opportunities with its existing customer and others for its Network Assurance System and anticipates realization of these opportunities in the near term.

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

CASCommunications had no recorded assets as of December 31, 2005 and had a loss before minority interest of zero for the years ended December 31, 2006 and 2005 and the quarters ended March 31, 2007 and 2006 due to the lack of activity during those periods. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of March 31, 2007.

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

Having received and considered a report by outside legal counsel on July 31, 2006, the Company’s Board of Directors directed outside legal counsel to effect the move of the principal office of the Company from Massachusetts to Utah on or before September 29, 2006. The move took place effective August 22, 2006.

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

The consolidated financial statements and notes are presented as required by Form 10-QSB and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Intangible assets:

Intangible assets as of March 31, 2007 and 2006 consisted of goodwill related to the North Electric Company, Inc. merger in April 2002. Effective January 2002, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill and impairment. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. The Company ascertained the fair value of its only reporting unit, QoVox Corporation, and determined that there was no impairment of goodwill as of March 31, 2007 and 2006. The fair value of the reporting unit was determined primarily through an income based valuation approach. Valuation methods based on the income approach utilize the expected economic earnings capacity of the reporting unit to estimate value. The expected future cash flows for the reporting unit were discounted at an appropriate risk adjusted discount rate. A market based valuation approach based on the Company’s quoted stock price was also considered but not heavily relied on because the Company’s stock is thinly traded at small dollar volumes. Additionally, there were no publicly traded guideline companies similar to the reporting unit for comparison.

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

Capital Structure:

SFAS No. 129, "Disclosure of Information about Capital Structure," requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company’s outstanding stock is comprised of 361,509,315 and 359,394,435 shares of voting common stock as of March 31, 2007 and December 31, 2006, respectively. In April 2003, the Company amended its certificate of incorporation with the state of New York to increase the number of authorized shares of stock to 340,000,000 of common stock. In January 2003, the Company announced a ten percent stock dividend that was payable to shareholders of record as of Wednesday, January 8, 2003 and was paid in June 2003. The number of shares issued and outstanding on January 8, 2003 was approximately 139,999,000 resulting in a stock dividend issuance of 13,999,900 shares in June 2003. As a result of the stock dividend, common stock increased and paid in capital decreased in the amount of $139,999 and there was no impact on the statement of operations. However, all earnings per share calculations were retroactively restated to include the stock dividend. In April 2005 we entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common stock. The Company also changed its par value from $0.01 to $0.0001 per share.

Reclassifications:

Some of the prior year balances have been reclassified to conform to current year presentation.

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

Advertising:

Advertising costs are charged to operations as incurred. For the three months ended March 31, 2007 and 2006, there were no advertising costs charged to operations.

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

Income Taxes:

The Company, a C—Corporation, accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, startup costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

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

Segment Information:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for the three months ended March 31, 2007 and 2006.

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

C. INVENTORY

Inventory at March 31, 2007 and 2006 was $163,400 and $152,478, respectively, and all inventory was comprised of either raw materials and or finished goods.

	March 31,
	2007	2006
Raw Materials Inventory	$ 29,662	$ 44,062
Finished Goods	133,738	108,416
Total Inventory	$ 163,400	$ 152,478

The Company assembles finished goods for specific sale on approval contracts.

D. CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

Issuance of Convertible Notes:

In the period January through December 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately one hundred twenty two (122) investors in the amount of $1,647,507. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted into 30,494,538 shares during 2005. The Company issued 25,542,871 of these shares during 2005, and the balance of 4,951,667 shares was issued in the first and second quarters of 2006. The detachable warrants issued during 2005 were valued under a Black Scholes model and approximately $725,000 was recorded and added to paid in capital. A beneficial conversion value of approximately $1,300,000 was recognized as a debt discount and added to paid in capital and amortized to interest expense during 2005. The balance on the notes, net of debt discount, at March 31, 2007 and 2006 was $0 and $27,783, respectively.

E. RELATED PARTY TRANSACTIONS

As of March 31, 2007 and 2006, the Company was indebted to officers and stockholders in the amount of $54,510 and $56,760, respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation. Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

F. PROMISSORY NOTES

Note 1: On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $596,802, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. Accrued interest on the note totaled $484,209 and $304,588 at March 31, 2007 and 2006, respectively.

Note 2: In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the notes inception and totaled approximately $208,000 at December 31, 2006. No significant payments have been made to date and since August 15, 2003, the Company has been in default with respect to this note. In the event of default, the note requires additional interest of 2% per thirty calendar day period accrues as liquidated damages. According to the Company, its independent legal counsel, and various Florida statutes, it is considered unlawful for a creditor to charge in excess of 18% interest per annum on a note of this nature. The Company has concluded that excess interest expense of approximately $53,000 has been recorded since the Company defaulted on the loan. Accordingly, accrued interest and interest expense were reduced by approximately $15,000 and $38,000 during the years ended December 31, 2006 and 2005, respectively, resulting in accrued interest balances of approximately$166,752 and $126,017 at March 31, 2007 and 2006 , respectively.

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

  $10,000.00 on or before December 1, 2006 (paid),

  $15,000.00 on or before March 15, 2007 (paid),

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

Notwithstanding the payment schedule, former counsel agrees to waive all accrued and unpaid interest if the Company pays the sum of $155,000.00 by December 1, 2007. At March 31, 2007, the Company is current on its promissory note payments, resulting in a remaining balance of $130,000 ($40,000 current portion and $90,000 long-term). Since the events leading to the settlement were in existence at December 31, 2005, management recorded the write-down of approximately $90,000 as other income during the year ended December 31, 2005.

Note 4: As of January 1, 2006, the Company entered into promissory notes with three of its Ohio consultants to settle compensation accrued for services rendered in previous years. Total principal of $219,206, plus 7% interest per annum, is payable in six equal quarterly installments, with the first payment due April 15, 2006, and the following payments due the first day of July 2006, October 2006, and.so forth. Since the events leading to the settlement were in existence at December 31, 2005, management recorded the write-down of approximately $79,500 as other income during the year ended December 31, 2005.

The Company has not yet made any payments on the notes, and is in default. Pursuant to the notes, payment shall become immediately due in the event of default. As such, the entire principal amount, plus accrued interest of approximately $15,500, has been classified as short-term debt.

Summary of principal amount of promissory notes payable at March 31, 2007:

Note 1	$ 596,802
Note 2	247,007
Note 3	130,000
Note 4	219,206
Total principal	1,193,015
Less long-term portion (Note 3)	(90,000)
Total current portion	$ 1,103,015

G. STOCK TO BE ISSUED

The $317,150 balance of the stock to be issued at March 31, 2007 consists of $300,000 in proceeds received in the first quarter of 2007 for common stock to be issued in the second quarter of 2007, computer equipment valued at $7,400 for common stock to be issued during the second quarter of 2007, and a 250,000 share signing bonus for the Company’s legal counsel. These shares, valued at $9,750, comprise the March 31, 2006 balance and had not yet been issued as of the date of this report.

H. OTHER LIABILITIES

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s Chairman for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against paid-in-capital. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $57,000 at March 31, 2007 and 2006 and is recorded in accounts payable and accrued expenses.

During 2002, the Company entered into several stock purchase agreements with two ("Investors") to purchase shares of the Company’s common stock. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the Investors defaulted on the stock purchase agreements and the Investors believed that the Company defaulted on the stock purchase agreements. One of the Investors filed a lawsuit against the Company and the Company’s former Chairman, and on April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to the Investor by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The balance was paid in full on May 25, 2006, resulting in a $0 liability as of March 31, 2007.

The second Investor also filed a lawsuit against the Company and the Company’s Chairman for damages in the amount of $54,850. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to this Investor by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of March 31, 2007, the balance remaining was approximately $34,000, which is included in accounts payable and accrued liabilities. The company may seek legal advice from Florida counsel regarding the validity of the original default judgment.

On March 13, 2006, the Company terminated its Sales Representation Agreement with Omni Solutions, Inc. by entering into a mutual settlement and release agreement. Omni Solutions, Inc. acknowledged receipt of 12,000,000 common shares together with $87,000 of previously accrued liabilities payable in 6 equal monthly installments in full satisfaction of amounts due under the Sales Representation Agreement that was included with accounts payable and accrued expenses as of March 31, 2007 and 2006.

On March 27, 2007, the Company settled a claim for $33,320 by a former consultant concerning consulting fees alleged to be owed from December 2004. The Company shall pay the consultant $10,000 in complete satisfaction of this debt by installment payments ending complete by April 30, 2007. Since the events leading to the settlement were in existence at December 31, 2005, management recorded the write-down of approximately $23,000 as other income during the year ended December 31, 2005.

I. COMMITMENTS AND CONTINGENCIES

Commitments:

In November 2003, the Company entered into an exclusive distribution agreement for the sale of QoVox products in the Pacific Rim. The agreement has an effective date of January 1, 2004 and a term of four years, ending December 31, 2007. Under the distribution agreement, QoVox is required to provide training, marketing and technical support during the term of the agreement and provide product warranty and carry product liability insurance for any sold products. As of March 31, 2007, no products have been sold under this agreement.

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

On July 1, 2005, we appointed Joshua E. Davidson to the position of Vice President, Finance. Effective July 1, 2005, The Company and Mr. Davidson entered into a letter agreement, under which the Company agreed to pay to Mr. Davidson $700 per day (or $350 per half day) that he performs services for the Company. On December 29, 2005 the contract with Mr. Davidson was amended changing the rate of pay to $75 per hour. In connection with his appointment as Vice President, Finance, the Company granted to Mr. Davidson a one-time signing bonus of one million restricted shares of the Company’s common stock, of which 50% (500,000 shares) were issued in 2005 and the remaining 50% (500,000 shares) vested on January 3, 2006, but remained unissued at March 31, 2007. On July 28, 2006, Mr. Davidson resigned his position and filed suit in Boston municipal court claiming $14,900 in additional compensation. The Company has denied his claim and has counter claimed for damages.

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

On December 29, 2005, James Murphy was appointed Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Murphy’s compensation consists of: an annual salary of $150,000; immediately-vested stock options awarded January 15, 2006 to purchase 2,500,000 shares of common stock of the Company at $.10 per share; standard Company benefits; and an annual discretionary bonus up to 75% of annual salary depending on his contribution to the Company and the Company’s commercial success, as determined by the Board of Directors.

On March 9, 2006, the Company entered into a contract with Robert B. Nelson appointing him Vice President, Worldwide Sales, for QoVox, Inc. Mr. Nelson’s compensation is comprised of a base salary with incentives for reaching specific gross sales and field trial goals; options to purchase 50,000 shares of the Company’s unregistered stock. The stock options to purchase 50,000 shares agreement have not been issued as of March 31, 2007.

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

On July 25, 2005, the Company entered into a Restricted Stock Agreement with William J. Mortimer, an outside consultant to the Company’s wholly-owned subsidiary, QoVox Corporation. Pursuant to the Restricted Stock Agreement, Mr. Mortimer purchased 12,000,000 shares of common stock for a purchase price of $0.006 per share. A stock certificate for the shares, which was according to his agreement to be held in escrow, was inadvertently issued to Mr. Mortimer. Approximately $151,000 was expensed during the quarter ended September 30, 2005 based on estimated vesting milestones. The Company and Mr. Mortimer disagreed as to what portion of the 12,000,000 shares vested and what portion should be returned to the Company at the price paid by Mr. Mortimer. Since the Company issued the shares to Mr. Mortimer and since no further consulting services were received, the Company expensed the remaining compensation value of the shares of approximately $410,000 during the quarter ended December 31, 2005, representing total compensation value expensed at approximately $560,000. On June 23, 2006, the Board of Directors and Mr. Mortimer agreed that he shall receive 2 million shares of the Company’s common stock in full satisfaction of his compensation earned under his Restricted Stock Agreement, and the balance of 10 million common shares was returned to the Company’s treasury of authorized and unissued common stock. Instead of recording the issuance of the 12,000,000 shares and related expense during 2005 and the return of the 10,000,000 shares and related expense reversal against paid-in capital during 2006, the Company has recorded the net transaction during 2005, as management determines this treatment more accurately reflects the substance of the transaction.

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

On August 3, 2006, the Company dismissed Fitzgerald, Snyder & Co., P.C. ("Fitzgerald, Snyder") as the Company’s independent registered public accounting firm and engaged Child, Van Wagoner & Bradshaw, PLLC ("CVB") as its new independent registered public accounting firm for FY 2006. Fitzgerald has submitted a final invoice for approximately $30,000, which remains unpaid as ofMarch 31, 2007.

On September 19, 2006, Patrick J. Glennon was appointed to the Company’s advisory board. Concluding a 20-year career with IBM Corporation in 2001 as Director of Corporate Finance, Mr. Glennon directed IBM’s equity and alliance transactions for the Worldwide Technology Group and North American Global Services. Transactions included acquisitions, investments, divestitures, and alliances. Earlier, he was IBM’s lead staff accountant responsible for the IBM consolidated Income and Expense reporting.

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

 Total rent expense for all operating leases was $15,580 and $12,980 for the three months ending March 31, 2007 and 2006, respectively.

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

J. STOCK SUBSCRIPTION RECEIVABLE

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

The Company is convinced of the merits of its claim against the investor and intends to institute a legal action to vindicate that claim in the second quarter of 2007. Given the uncertainties inherent in litigation, the Company took a charge of $105,000 (25%) charge against the receivable in the 4th quarter of 2006, resulting in a $315,056 balance at March 31, 2007.

K. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

For the three months ended March 31,
	2007	2006
Net Loss (numerator)	$ (573,172)	$ (648,642)
Weighted Average Shares (denominator)	361,509,315	334,919,023
Basic and diluted net loss per common share	$ (0.002)	$ (0.002)

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options and warrants granted as of March 31, 2007 and 2006 are not included in the calculation of diluted EPS as their inclusion would be antidilutive.

L. GOING CONCERN, OPERATING LOSS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At March 31, 2007 and 2006, current liabilities exceeded current assets by $3,906,861 and $3,523,685, respectively. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

M. WRITE-OFF OF DEBT

During 2006 and 2007, the Company entered into several settlement agreements reducing existing obligations recorded in accounts payable and accrued liabilities. Since the events leading to the settlements were in existence at December 31, 2005, management considers the settlement Type 1 Subsequent Events pursuant to Statement on Auditing Standards No. 1, Section 560, requiring the impact of the settlements to be reflected as of the applicable balance sheet date to more ensure the financials are not misleading. The notes resulted in write-off of debt due to settlement of and $38,496 and $197,761 during the years ended December 31, 2006 and 2005, respectively. Management and legal counsel also determined that the statute of limitations had expired on several liabilities or their collection was remote based on aging and lack of collection efforts by creditors. Based on AU 560, liabilities totaling $314,099 were also written off at December 31, 2005. To compensate for any creditors that may seek payment, the Company set up a reserve of approximately 25% of the remaining accounts payable and applicable accrued liabilities at December 31, 2005. The total reserve of $48,000 will be amortized quarterly to other income over 3 years commencing the first quarter of 2006. Debt written off during the fourth quarters of 2006 and 2005 totaled $38,496 and $511,860, respectively. Amortization of the reserve totaled $4,000 for each of the quarters ended March 31, 2007 and 2006.

N. EVENTS THIS QUARTER

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

During the quarter ended March 31, 2007, the Company entered into several stock subscription agreements to issue 6,148,000 shares of its common stock for which it received $300,000 in cash and $7,400 computer equipment. The shares will be issued during the quarter ended June 30, 2007.

O. SUBSEQUENT EVENTS / RESTATEMENT OF MARCH 31, 2006 FINANCIALS

On April 12, 2007, the Company advised its new independent accountant that certain matters in its audited consolidated financials contained in the Company’s Form 10KSB for 2005 need to be restated. As a result, the Company advised that its Form 10KSB for 2005 and subsequent interim reports in 2006 may not be relied upon. With the filing of the Company’s Form 10KSB for 2006 and subsequent quarterly filings containing comparative interim financials from the preceding year, its reports may be relied upon.

The restated March 31, 2006 financials are included in this Form 10-QSB. Details of the adjustments made to the Company’s December 31, 2005 financials are described in Note T of the 2006 Form 10-KSB. The affects of the restatement on the quarter ended March 31, 2006 are as follows:

		Unaudited	Roll Forward	3/31/2006	Additional	Unaudited
		Balance	of 12/31/2005	Balances	3/31/2006	Balance
	12/31/2005	3/31/2006	Restatement	Rolled	Restatement	3/31/2006	Reference
Consolidated Balances	(Restated)	(Original)	Adjustments	Forward	Adjustments	(Restated)	#
						-
Cash and equivalents	11,936	11,032		11,032		11,032
Accounts receivable	7,100	-		-		-
Inventory	159,788	152,478		152,478		152,478
PPE, net	367	79,965	(91,351)	(11,386)	11,468	82	(1)
Goodwill	206,746	206,746		206,746		206,746
Prepaid and deferred expenses	27,187	392	26,000	26,392	(13,000)	13,392	(10
Deposits	7,218	7,218		7,218		7,218
A/P & accruals	(2,689,909)	(2,495,582)	14,581	(2,481,001)	4,000		(2)
					(41,137)		(3)
					(6,794)	(2,524,932)	(3)
Deferred revenue	(7,344)	(9,705)		(9,705)		(9,705)
Due to related parties	(56,760)	(56,760)		(56,760)		(56,760)
Capital lease obligation	-	(8,302)	8,302	-		-
Convertible subordinated debentures	-	(20,000)	20,000	-		-
Convertible promissory notes	(267,949)	(51,138)	16,561	(34,577)	6,794	(27,783)	(3)
Notes payable - current	(843,809)	(1,630,216)	521,064	(1,109,152)	41,137	(1,068,015)	(3)
Minority interest	67,939	67,939		67,939		67,939
Common stock	(32,046)	(34,081)	1,000	(33,081)		(33,081)
APIC	(30,211,296)	(30,754,802)	63,367	(30,691,435)	(682,663)	(31,374,098)	(4)
Stock subscriptions receivable	420,056	469,556	(49,500)	420,056		420,056
Stock to be issued	(375,763)	(595,913)	(96,500)	(692,413)	682,663	(9,750)	(4)
Accumulated deficit	27,470,035	34,010,063	(433,524)	33,576,539		33,576,539
Net loss	6,106,504	651,110		651,110	13,000		(1)
					(11,468)		(1)
					(4,000)	648,642	(2)
Basic and diluted loss per share		$0.00				($0.002)

(1) During 2005, the Company capitalized certain software licensed as intangible assets it had planned to amortize over three years. Upon further review of the license agreement, management determined that the proper accounting treatment was to expense these costs. Accordingly, the intangible asset was reclassified to expense or deferred expenses during 2005. The deferred expense represents invoices received for use of the software over the subsequent year. The Company ratably amortizes the deferred expense to license expense, which was $13,000 for the quarter ended March 31, 2006. Amortization of $11,268 was also reversed as a result of this accounting treatment.

(2)As disclosed in Note M, the Company wrote off a significant amount of debt during the fourth quarters of 2006 and 2005. To allow for possible collections by creditors in the future, the Company set up a reserve it plans to amortize over three years to other income. Amortization of other income totaled $4,000 for the quarter ended March 31, 2006.

(3)These items are not restatements, rather the reclassification of accrued interest from the notes payable accounts to accrued expenses to conform to current period presentation.

(4)As part of the December 31, 2005 restatement, the Company adjusted for deposits received for stock subsequently issued during the first quarter of 2006. It was necessary to reverse these items during the first quarter upon the issuance of the stock. In addition, the Company reclassified additional amounts from the Stock to be Issued account to additional paid-in capital upon the issuance of stock.

ITEM 2.      PLAN OF OPERATION

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

Communication service providers, such as telecom operators and cable operators, are challenged to deliver high quality voice services, at the lowest cost, over managed IP infrastructures and inter-working with traditional circuit switched networks. To do this effectively, service providers must monitor and measure their voice service offering, proactively detect problems and resolve them quickly and cost effectively, ideally before their customers experience any problem or service degradation. Additionally, if customers do report service problems, operators must be able to effectively identify the cause and fix the problem. QoVox provides the systems (products) and services to address these challenges.

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

VoIP service providers include local and long distance telephone companies, such as, AT&T, Verizon, Qwest, Sprint, MCI and others; cable multi service operators (MSO's) such as Cablevision, Comcast, Cox, Rogers, Time Warner Cable and others; and emerging service providers, such as Vonage and others.

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

Service providers are deploying and operating these next generation networks today, often inter-working with traditional circuit switched networks. Service providers need tools and services, like those QoVox offers, to report statistically and analytically the performance of their service and to isolate, diagnose and fix problems. Many service providers who have limited experience in managing these emerging networking technologies are focused today on deployment and need help to report on the service performance and to identify and troubleshoot problems. To deploy and operate these networks and services, service providers must buy tools and develop new expertise to deploy, operate and manage these new networks and services. This is the business opportunity that QoVox targets.

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

QoVox has its office in Raleigh, North Carolina. At present, QoVox is aggressively hiring engineers and is pursuing 1 additional in-house sales representative and is in discussion with several of the largest distributors in North America..

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

  Server Software: In complex networks the most pressing need is to be able to correlate and analyze measurement information along with network elements statistics to pinpoint where problems are occurring. We will be developing this capability in 2007
  IP Measurement technology: QoVox now has as employees IP measurement experts that have developed award winning products that have been very successful commercially. This team will introduce IP measurement solutions in 2007 that will be the most advanced in the industry.
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

QoVox plans to aggressively convert our existing sales opportunities to services offerings in 2007. Customers are still wary of large capital budget outlays causing an extended sales cycle that can extend over 18 months. Our customer’s have immediate problems and the current QoVox solutions can solve many of their issues. Therefore, we are working with our trial partners to move to a services engagement that is based on their expense budget and can be done quickly. We will offer Assessment testing, Service Assurance Monitoring and Consulting as professional services.

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

The Service Provider segment is comprised of traditional Service Assurance vendors such as Spirent, JDSU and Agilent. These companies come from a physical layer test background and are attempting to gain market share in the IP services market that involves significant investment.

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

In the period January through December 2006, the Company entered into private placement agreements to issue stock, and in some case warrants, with approximately sixty (60) investors in the amount of $859,000. These funds were used to fund operations during 2006. The warrants were valued using the Black Scholes model and an amount of $80,000 was added to paid in capital.

During the quarter ended March 31, 2007, we issued the following subscription agreements and associated warrants (if any), for which stock will be issued during the 2nd quarter of 2007:
Purchased	Investor	Amount	Share Price	Common Shares
1/22/2007	John O'Connell	$200,000	0.050	4,000,000
3/14/2007	Jim Currie	$85,000	0.050	1,700,000
3/14/2007	Wanda Bond	$15,000	0.050	300,000
3/23/2007	John O'Connell	$7,400	0.050	148,000
		$307,400		6,148,000

During the quarter ended March 31, 2007, we issued 187,500 shares of restricted stock. We issued the following restricted stock pursuant to subscription agreements with the following:
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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to March 31, 2007, we generated approximately $135,000 in total revenue. We have a cumulative net loss of approximately $35 million since inception through March 31, 2007. These losses are principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. We expect our net losses to continue, and we do not know if or when we will reach profitability.

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

Dependence on Key Employees. Our success will depend upon the successful recruitment and retention of highly skilled and experienced managerial, technical, marketing and financial personnel such as the ones who have recently joined us.. The competition for such personnel is intense and our competitors will have substantially greater financing and other resources to offer such personnel. Therefore, we cannot assure you that we will successfully recruit and retain necessary personnel.

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

Financing Risks

Need for Additional Financing; Dilution . Until sufficient revenue is generated, we must raise working capital from private and public sources and prospectively from corporate alliances to fund our operations to the point of being self-funding. Should we fail to raise the necessary funding at the levels planned, we may be required to scale back or cease operations. We will be required to seek additional financing in the future. We cannot assure you that adequate additional financing, on acceptable terms or at all, will be available when needed, or that future financing would not further dilute shareholders interests. In addition, as a result of our inability to generate sufficient cash flow, we have historically issued stock and options to our executives, employees and consultants in lieu of cash compensation. Additional dilution to our shareholders interests is a possibility that may occur.

ITEM 3. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.

Our disclosure controls and procedures are effective.

(b)  Internal Control Over Financial Reporting

During the course of the Company’s preparation of its 2004 financial statements, including the audit of those financial statements by the Company’s independent registered public accounting firm, five material weaknesses in the Company’s internal control over financial reporting were identified.  These material weakness were (1) the lack of an independent audit committee, (2) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (3) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (4) the lack of a significant segregation of duties or review of financial transactions and (5) the lack of documentation of controls and accounting procedures. Although some improvements have been made, these material weaknesses still exist as of March 31, 2007,

In connection with the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers in 2006, the Company plans to hire a financial executive to design effective disclosure controls and procedures.  The Company also plans to expand its Board of Directors, recruit independent directors, form an audit committee comprised solely of independent directors and otherwise remedy the material weaknesses and significant deficiencies in internal control over financial reporting that currently exist.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During 2002, the Company entered into several stock purchase agreements with Hickey Hill Partners LLC and Miami Associates Investors, LLC ("Investors") to purchase shares of the Company’s common stock. The Company discounted the purchase price based upon market conditions at the time of issuance of the stock and the immediately following several days. The Company held advances in the amount of $35,000 for which stock was not issued. The Company believed that the investors defaulted on the stock purchase agreements and the investors believed that the Company defaulted on the stock purchase agreements. Hickey Hill Partners LLC filed a lawsuit against the Company and the Company’s former Chairman in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida. On April 3, 2003, the court issued a default judgment against the Company and its former Chairman in the amount of $64,352 that bears interest at the rate of 6% a year and prejudgment interest of $1,716. The Company recorded a liability for the judgment and additional accrued interest at December 31, 2003 in the amount of $68,945 that is included in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $45,000 to Hickey Hill Partners, LLC by May 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this judgment. The balance was paid in full on May 25, 2006, resulting in a $0 liability as of March 31, 2007.

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of March 31, 2007, the balance remaining was approximately $34,000. The company may seek legal advice from Florida counsel regarding the validity of the original default judgment.

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

On March 14, 2007, Datameg received a letter from collection counsel for RR Donnelley for electronic and paper printing work allegedly incurred in 2005 by past outside corporate counsel. Donnelley claims it is owed $29,694.97. Datameg outside legal counsel has requested additional documentation necessary to evaluate Donnelley’s claim.

On March 14, 2007, QoVox was sued in the General District Court of Justice for $7,200 by Joseph L. Turgeon, a past consultant, concerning consulting fees alleged to be owed from March 2004. We have presented a settlement offer and are awaiting a response.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The disclosure requirements for this item have been disclosed in Item 1 of this report under the caption "Liquidity and Capital Resources" and are incorporated herein by reference. In addition, Item 5 below is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging acknowledging monies owed amounting to $596,802, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. Accrued interest on the note totaled $484,209 and $304,588 at March 31, 2007 and 2006, respectively.

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s former Chairman for the principal, interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s former Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $57,000 at March 31, 2007 and 2006 and is recorded in accounts payable and accrued expenses.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the notes inception and totaled approximately $208,000 at December 31, 2006. No significant payments have been made to date and since August 15, 2003, the Company has been in default with respect to this note. In the event of default, the note requires additional interest of 2% per thirty calendar day period accrues as liquidated damages. According to the Company, its independent legal counsel, and various Florida statutes, it is considered unlawful for a creditor to charge in excess of 18% interest per annum on a note of this nature. The Company has concluded that excess interest expense of approximately $53,000 has been recorded since the Company defaulted on the loan. Accordingly, accrued interest and interest expense were reduced by approximately $15,000 and $38,000 during the years ended December 31, 2006 and 2005, respectively, resulting in accrued interest balances of approximately$166,752 and $126,017 at March 31, 2007 and 2006 , respectively.

On March 28, 2006, the Company issued unsecured promissory notes for back compensation due in the aggregate of $219,206 to 3 Ohio software consultants. These notes are to be paid in 6 quarterly installments and bear interest of 7% per annum. As of March 31, 2007, each of these notes was in default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the second quarter of 2007, we issued the following common stock subscription agreements and associated warrants (if any).
Purchased	Name	Amount	Share Price	Shares	Warrants	Exercise Price	Expiration Date
4/17/2007	John Dexter	$50,000	0.035	1,428,571
5/8/2007	John Boniface	$30,000	0.030	1,000,000	250,000	0.060	5/7/2009

In addition, we issued stock to the following individuals and reduced the accounts payable accordingly:
Purchased	Name	Amount	Share Price	Shares	Warrants	Exercise Price	Expiration Date
4/30/2007	Gagnon Group	$2,500	0.025	100,000

During the first quarter of 2007, we granted the following stock options for our common stock to employees and consultants. All options listed below vested per the footnotes below.

Grant	Expiration		# Options	Exercise	FMV on	Vested	3/31/2007
Date	Date	Name	Granted	Price	Grant Date	12/31/2006	Vested (1)
1/18/2007	1/31/2010	Kristoff, James	1,750,000	$ 0.06	$ 59,000	-	$ 5,960
1/18/2007	1/31/2010	Shireman, Bob	1,100,000	$ 0.06	$ 37,400	-	$ 3,740
1/3/2007	1/31/2010	Lingle, Roger	4,500,000	$ 0.07	$ 189,000	-	$ 30,450
1/3/2007	1/31/2010	Stewart, Jay	3,125,000	$ 0.07	$ 131,250	-	$ 21,146

Totals			10,475,000		$ 416,650		$ 61,296

(1) Represents the dollar value vested based upon Black Scholes valuation and straight line amortization.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.1	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.2	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

5.1	Opinion of Duane Morris LLP as to legality of securities being registered.

10.1	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)

10.2	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, note holder, amount and conversion price.(2)

10.3	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)

10.4	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)

10.5	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)

10.6	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)

10.7	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)

10.8	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)

10.9	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)

10.1	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)

10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)

10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)

10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)

10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)

10.18	Stock Lock-up Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)

10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)

10.2	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)

10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)

10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)

10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)

10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)

10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)

10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)

10.29	Resignation by William J. Mortimer as an Outside Consultant to QoVox, Inc.(11)

10.3	Appointment of James Murphy as its Chief Executive Officer, President and Chairman of the Board of Directors.(12)

10.31	Appointment of Lehman Bros. Managing Director John T. Grady Jr. to Board of Directors.(13)

10.32	Appointment of Bob Nelson as Vice President, Worldwide Sales, for QoVox.(14)

10.33	Appointment of Michael West as Senior Vice President, National Accounts, for QoVox.(15)

10.34	Benson And Gordon Compensation Amendments.(16)

10.35	Director Mark P. McGrath resignation. (17)

10.36	Investment banker Byron J. Collier appointed to the Advisory Board (18)

10.37	Director William J. Mortimer receives 2 million Datameg common shares, returns 10 million under RSA (19)

10.38	Benson Amendment And Utah Move (20)

10.39	Former Director and Chief Executive Mark P. McGrath canceled his option agreement for 10 million shares. (21)

10.4	Changes in Registrant’s Certifying Accountant (22)

10.41	QoVox received its 4th purchase order from the Time Warner Cable Raleigh Division. (23)

10.42	Patrick J. Glennon was appointed to the Company’s advisory board. (24)

10.43	Dr. Jim DeCoste was appointed to the Company’s advisory board. (25)

10.44	Ragusa consulting services retained as Chief Marketing Officer for QoVox.(26)

10.45	FeatureTel enters 60 day trial of QoVox product. (27)

10.46	Lingle and Stewart become President and Chief Techology Officer of QoVox. (28)

10.47	Shireman becomes VP Sales of QoVox. (29)

21.1	Subsidiaries of the Registrant.(3)

99.1	Exhibit of Unregistered Sales of Securities.(7)

99.2	Press Release dated September 1, 2005.(3)

(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on June 14, 2004.
(3)	Incorporated by reference to the Form SB-2 filed by Datameg Corporation on September 1, 2005.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg NY on November 26, 2004.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB filed by Datameg NY on April 14, 2004.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB/A filed by Datameg NY on April 20, 2005.
(7)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg Corporation on August 29, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 22, 2005.
(9)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on February 27, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 14, 2005.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 17, 2006.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 23, 2006.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 1, 2006.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 14, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2006.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 7, 2006.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 12, 2006.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 14, 2006.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 31, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 4, 2006
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 7, 2006
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 5, 2006
(24)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 19, 2006
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 26, 2006
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on November 17, 2006
(27)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 20, 2006
(28)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2007
(29)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 15, 2007
(*)	Management contract or compensatory plan.

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

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	May 21, 2007

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Datameg Corporation for the three months ended March 31, 2007;

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
May 21, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Datameg Corporation, a Delaware corporation (the "Company"), on Form 10-QSB for the three months ending March 31, 2007, as filed with the Securities and Exchange Commission (the "Report"), I, James Murphy, Chairman and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ JAMES MURPHY
James Murphy
Chief Executive Officer
May 21, 2007

End of Filing