Form 10QSB
period 2007-06-30
DATAMEG CORP
filed 2007-08-14
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 333-128060

DATAMEG CORPORATION

(Name of Small Business Issuer in Its Charter)

Delaware	13-3134389
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)
2150 South 1300 East, Suite 500, Salt Lake City, UT	84106
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 373,983,231 shares of common stock outstanding as of July 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX

Datameg Corporation

(A Development Stage Company)

Condensed Consolidated Financial Statements (unaudited)

For the Six Months Ended June 30, 2007 and 2006

DATAMEG CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2007	2006
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$ 4,729	$ 71,626
Accounts receivable, net	-	-
Inventory (Note C)	163,400	163,400

Total Current Assets	168,129	235,026

PROPERTY AND EQUIPMENT - NET	8,070	-

OTHER ASSETS

Goodwill (Note B)	206,746	206,746
Prepaid expenses	-	8,750
Deposits	7,218	7,218

Total Other Assets	213,964	222,714

TOTAL ASSETS	$ 390,163	$ 457,740

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 3,052,229	$ 2,765,551
Deferred revenue	-	-
Due to related parties (Note E)	80,460	57,510
Convertible promissory notes, net of amortization (Note D)	-	-
Notes payable (Note F)	1,103,015	1,108,015

Total Current Liabilities	4,235,704	3,931,076

NOTES PAYABLE - LONG-TERM PORTION (Note F)	80,000	100,000

TOTAL LIABILITIES	4,315,704	4,031,076

DATAMEG CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Balance Sheets (continued)

MINORITY INTEREST	(67,939)	(67,939)

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value; 493,000,000 shares authorized,
373,983,231 and 359,394,435 shares issued and outstanding,
at June 30,2007 and December 31, 2006, respectively	37,399	35,939
Additional paid-in capital	32,537,156	31,764,672
Stock subscriptions receivable (Note H)	(315,056)	(315,056)
Liability for stock to be issued	9,750	93,750
Accumulated deficit during development stage	(36,126,851)	(35,084,702)

Total Stockholders' Deficit	(3,857,602)	(3,505,397)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 390,163	$ 457,740

See accompanying notes to the financial statements.

DATAMEG CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Operations (Continued)
(unaudited)
					From Inception
					On Jan. 13,
	For the Three Months		For the Six Months		1999 Through
	Ended June 30,		Ended June 30,		June 30,
	2007	2006	2007	2006	2007
NET SALES	$ -	$ -	$ -	$ 26,039	$ 134,845
COST OF SALES	-	-	-	(10,195)	(66,740)
GROSS MARGIN	-	-	-	15,844	68,105

OPERATING EXPENSES
General and administrative	389,227	158,855	823,739	655,483	24,637,551
Selling and marketing	16,395	24,892	90,946	63,164	2,472,653
Research and development	28,788	-	63,560	94,259	6,470,955
Total Operating Expenses	434,410	183,747	978,245	812,906	33,581,159
LOSS FROM OPERATIONS	(434,410)	(183,747)	(978,245)	(797,062)	(33,513,054)

OTHER INCOME (EXPENSES)
Interest expense	(38,567)	(29,017)	(76,488)	(68,344)	(3,023,953)
Interest income	-	-	-	-	225
Loss on disposal of property	-	-	-	-	(1,422)
Loss on litigation	-	-	-	-	(171,107)
Loss on acquisition fee	-	-	-	-	(123,950)
Loss on impairment of patents	-	-	-	-	(127,274)
Realized gain on sale of securities	-	-	-	-	8,530
Write off of debt	4,000	4,000	8,000	8,000	574,356
Other income	-	-	4,584	-	4,584
Total Other Income (Expenses)	(34,567)	(25,017)	(63,904)	(60,344)	(2,860,011)
LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST	(468,977)	(208,764)	(1,042,149)	(857,406)	(36,373,065)
PROVISION FOR INCOME TAXES	-	-	-	-	-
MINORITY INTEREST IN SUBSIDIARY LOSSES	-	-	-	-	246,214
NET LOSS	$ (468,977)	$ (208,764)	$(1,042,149)	$ (857,406)	$ (36,126,851)
BASIC AND DILUTED:
Net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average shares outstanding	365,667,287	340,813,359	363,588,301	340,813,359

See accompanying notes to the financial statements.

DATAMEG CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
			From Inception
			on January 13,
	For the Six Months		1999 Through
	Ended June 30,		June 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (1,042,149)	$ (857,406)	$ (36,126,851)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	684	367	91,985
Stock issued for purchase of in-process research and development	-	-	870,600
Write-down of common stock subscription receivable	-	-	105,000
Common shares issued for services or reimbursement	133,850	199,750	13,032,797
Vesting of stock options issued for services	126,774	186,065	5,758,400
Property / equipment given in lieu of cash for services	-	-	15,475
Realized gain on sale of investments	-	-	(8,530)
(Gain) Loss on sale of property and equipment	-	-	13
Loss on acquisition fee	-	-	123,950
Loss on disposal of property and equipment	-	-	1,459
Loss on impairment of patent	-	-	127,274
Loss on litigation	-	-	171,107
Minority interest	-	-	(154,550)
Stock issued in lieu of financing costs	-	-	140,250
Write-off of debt	(8,000)	(8,000)	(574,356)
Amortization of beneficial conversion	-	-	1,332,516

Changes in operating assets and liabilities:
Decrease in accounts receivable	-	7,100	-
(Increase) Decrease in inventory	-	7,310	(163,400)
Decrease in prepaid and deferred expenses	8,750	26,795	10,117
Decrease in deposits	-	-	24,752
Increase in accounts payable and accrued expenses	294,678	71,253	3,247,585
Increase in deferred revenues	-	2,361	-
Increase in related party payables	22,950	-	271,382

Net Cash Used in Operating Activities	(462,463)	(364,405)	(11,703,025)

DATAMEG CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(1,354)	-	(98,311)
Payments for intangible assets	-	-	(127,274)
Payments for security deposits	-	-	(91,532)
Investments in subsidiary	-	-	(149,312)
Purchases of investments	-	-	(20,000)
Sales of investments	-	-	28,530

Net Cash Used by Investing Activities	(1,354)	-	(457,899)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from shareholder loan	-	-	26,000
Payments on shareholder loan	-	-	(26,000)
Proceeds from short-term loans	-	-	130,909
Payments on capital lease obligation	-	-	(32,002)
Proceeds from issuance of common stock	421,920	120,500	5,711,887
Proceeds from stock to be issued	-	-	2,027,963
Proceeds from investment in subsidiary	-	-	25,000
Proceeds from issuance of warrants	-	-	25,000
Payments on promissory notes	(25,000)	(7,349)	(173,000)
Payment for treasury stock	-	-	(125,392)
Proceeds from issuance of convertible notes	-	-	2,501,672
Proceeds from issuance of promissory notes and debentures	-	241,500	2,073,616

Net Cash Provided by Financing Activities	396,920	354,651	12,165,653

NET INCREASE IN CASH AND CASH EQUIVALENTS	(66,897)	(9,754)	4,729

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,626	11,936	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 4,729	$ 2,182	$ 4,729

DATAMEG CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Continued)
(unaudited)

			From Inception
			on January 13,
	For the Six Months		1999 Through
	Ended June 30,		June 30,
	2007	2006	2007
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Financing of property / equipment with capital lease	$ -	$ -	$ 42,540
Issuance of stock in exchange for notes receivable	$ -	$ -	$ 656,251
Issuance of stock in exchange for promissory notes	$ -	$ -	$ 304,155
Stock issued as a reduction of ’Stock to be Issued’	$ 391,400	$ 366,013	$ 4,674,597
Stock issued in lieu of deferred financing costs	$ -	$ -	$ 140,250
Stock issued in lieu of deferred compensation	$ -	$ -	$ 47,400
Stock issued in purchase of subsidiary	$ -	$ -	$ 483,658
Stock issued as a reduction of amounts due to stockholders	$ -	$ -	$ 220,500
Conversion of notes payable to common stock	$ -	$ 763,441	$ 827,528
Stock and/or options issued for reduction of accounts payable and accrued expenses	$ -	$ -	$ -
Stock issued for purchase of computer equipment	$ 7,400	$ -	$ 7,400

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ 6,612
Income taxes paid	$ -	$ -	$ -

See accompanying notes to the financial statements.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A. BASIS OF PRESENTATION AND ORGANIZATION

Datameg Corporation is a technology holding company focused through the Company’s subsidiaries on developing new technologies, software applications, and products primarily serving the telecommunications sector.

Datameg Corporation has three subsidiaries: CASCommunications, Inc., a Florida corporation, of which the Company owns 40%, and QoVox Corporation and NetSymphony Corporation, North Carolina corporations that the Company wholly owns. QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. NetSymphony Corporation was incorporated on March 29, 2007 to take advantage of additional, software driven network assurance products and services, and its planning and staffing are in the formative stage. Datameg and its subsidiaries individually and collectively are a development stage enterprise. CASCommunications is an inactive company. Datameg does not expect CASCommunications to generate any revenue in 2007.

Datameg Corporation in the process of acquiring two Massachusetts corporations, Computer Ctr.Com, Inc. and American Marketing and Sales, Inc. Computer Ctr.Com’s primary business is IT solutions, custom manufactured computer equipment, computer network engineering and management, PC support and repair services, digital video surveillance, data recovery, and hard drive forensics services, and on an unaudited basis reported $1,300,000 in gross revenue in 2006. American Marketing’s primary business is marketing and selling food service products and caterware, and on an unaudited basis reported approximately $9,800,000 gross revenue in 2006.

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

During the years ended December 31, 2006 and 2005, QoVox recorded revenue of approximately $43,000 and $45,500, respectively, and had deferred revenue of approximately $0 and $7,000 as of December 31, 2006 and 2005, respectively. During the quarters ended June 30, 2007 and 2006, QoVox recorded no revenue or deferred revenue QoVox is actively pursuing additional near term sales opportunities with its existing customer and others for its Network Assurance System and anticipates realization of these opportunities in the near term.

These consolidated financial statements reflect those of Datameg Corporation, CASCommunications, Inc., QoVox Corporation, and NetSymphony Corporation. In accordance with the Financial Accounting Standards Board (FASB) interpretation (FIN) 46R, "Consolidation of Variable Interest Entities," and interpretation of ARB No. 51, the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

CASCommunications had no recorded assets as of December 31, 2006 and had a loss before minority interest of zero for the years ended December 31, 2006 and 2005 and the quarters ended June 30, 2007 and 2006 due to the lack of activity during those periods. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of June 30, 2007.

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

The Company operates under the name of Datameg Corporation and trades under the symbol DTMG on the OTCBB. The Company’s active subsidiaries are NetSymphony Corporation and QoVox Corporation, each of which the Company wholly owns.

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

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements present the consolidation of the financial statements of Datameg Corporation, its partially owned subsidiary, CASCommunications, Inc., and its wholly owned subsidiaries, QoVox Corporation and NetSymphony Corporation. Material inter-company transactions and balances have been eliminated in the consolidation.

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

Intangible assets:

Intangible assets as of June 30, 2007 and 2006 consisted of goodwill related to the North Electric Company, Inc. merger in April 2002. Effective January 2002, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill and impairment. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. The Company ascertained the fair value of its only reporting unit, QoVox Corporation, and determined that there was no impairment of goodwill as of June 30, 2007 and 2006. The fair value of the reporting unit was determined primarily through an income based valuation approach. Valuation methods based on the income approach utilize the expected economic earnings capacity of the reporting unit to estimate value. The expected future cash flows for the reporting unit were discounted at an appropriate risk adjusted discount rate. A market based valuation approach based on the Company’s quoted stock price was also considered but not heavily relied on because the Company’s stock is thinly traded at small dollar volumes. Additionally, there were no publicly traded guideline companies similar to the reporting unit for comparison.

Accounting for Convertible Notes:

During 2004 the Company issued convertible debt securities with non-detachable and automatic conversion features. During 2005 the Company issued convertible debt securities with non-detachable and automatic conversion features and with detachable warrants. The note holders have the right to have the notes converted into a number of shares of the Company’s Common Stock at conversion prices ranging $0.033 to $0.12 per share.  The conversion prices on all the convertible notes issued in 2004 and most issued in 2005 were in the money on the date of the agreement resulting in a beneficial conversion feature. The note proceeds are allocated to the warrants and the beneficial conversion feature based on the relative fair values. The Company computes the fair value of the warrants using the Black Scholes Pricing Model. The Company computes the fair value of the beneficial conversion feature based on the intrinsic method that computes the difference between the conversion price and the fair market price of the Company’s stock on the date of the agreement. The Company records the fair value of the beneficial conversion feature as an increase to paid in capital and a debt discount. The debt discount is amortized over the period between the date of the agreement and the automatic conversion date. The amortized debt discount is recorded as interest expense, and was fully amortized at June 30, 2007.

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

Capital Structure:

SFAS No. 129, "Disclosure of Information about Capital Structure," requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company’s outstanding stock is comprised of 373,983,231 and 359,394,435 shares of voting common stock as of June 30, 2007 and December 31, 2006, respectively. In April 2003, the Company amended its certificate of incorporation with the state of New York to increase the number of authorized shares of stock to 340,000,000 shares of common stock. In January 2003, the Company announced a ten percent stock dividend that was payable to shareholders of record as of Wednesday, January 8, 2003 and was paid in June 2003. The number of shares issued and outstanding on January 8, 2003 was approximately 139,999,000 resulting in a stock dividend issuance of 13,999,900 shares in June 2003. As a result of the stock dividend, common stock increased and paid in capital decreased in the amount of $139,999 and there was no impact on the statement of operations. However, all earnings per share calculations were retroactively restated to include the stock dividend. In April 2005 we entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common stock. The Company also changed its par value from $0.01 to $0.0001 per share.

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

Advertising:

Advertising costs are charged to operations as incurred. For the three months ended June 30, 2007 and 2006, there were no advertising costs charged to operations.

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

Income Taxes:

The Company, a C-Corporation, accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, startup costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

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

Segment Information:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for the three months ended June 30, 2007 and 2006.

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

SFAS No. 153, "Exchanges of Non-Monetary Assets an amendment of APB Opinion No. 29" issued December 2004

The guidance in APB Opinion No. 29, "Accounting for Non-Monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. Management does not believe that the adoption of this standard on the effective date will have a material effect on the Company’s financial position or results of operations.

SFAS No. 123 (revised 2004), "Share Based Payments" issued December 2004

This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share based payment transactions. This Statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans. This revision is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management does not believe that the adoption of this standard on the effective date will have a material effect on the Company’s financial position or results of operations as they had previously adopted the fair value methods under Statement No. 123.

C. INVENTORY

Inventory at June 30, 2007 and December 31, 2006 was $163,400, which was comprised of $29,662 in raw materials and $133,738 in finished goods.

The Company assembles finished goods for specific sale on approval contracts.

D. CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

Issuance of Convertible Notes:

In the period January through December 2005, the Company entered into agreements to issue convertible notes with detachable warrants with approximately one hundred twenty two (122) investors in the amount of $1,647,507. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted into 30,494,538 shares during 2005. The Company issued 25,542,871 of these shares during 2005, and the balance of 4,951,667 shares was issued in the first and second quarters of 2006. The detachable warrants issued during 2005 were valued under a Black Scholes model and approximately $725,000 was recorded and added to paid in capital. A beneficial conversion value of approximately $1,300,000 was recognized as a debt discount and added to paid in capital and amortized to interest expense during 2005. The balance on the notes, net of debt discount, at June 30, 2007 and December 31, 2006 was $0.

E. RELATED PARTY TRANSACTIONS

As of June 30, 2007 and December 31, 2006, the Company was indebted to officers and stockholders in the amount of $80,460 and $57,510, respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation. Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

F. PROMISSORY NOTES

Note 1: On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $596,802, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. Accrued interest on the note totaled $506,615 and $461,804 at June 30, 2007 and December 31, 2006, respectively.

Note 2: In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the notes inception and totaled approximately $208,000 at December 31, 2006. No significant payments have been made to date and since August 15, 2003, the Company has been in default with respect to this note. In the event of default, the note requires additional interest of 2% per thirty calendar day period accrues as liquidated damages. According to the Company, its independent legal counsel, and various Florida statutes, it is considered unlawful for a creditor to charge in excess of 18% interest per annum on a note of this nature. The Company has concluded that excess interest expense of approximately $53,000 has been recorded since the Company defaulted on the loan. Accordingly, accrued interest and interest expense were reduced by approximately $15,000 and $38,000 during the years ended December 31, 2006 and 2005, respectively, resulting in accrued interest balances of approximately $177,890 and $156,000 at June 30, 2007 and December 31, 2006, respectively.

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

  $10,000.00 on or before June 15, 2007 (paid),

  $10,000.00 on or before September 15, 2007,

  $10,000.00 on or before December 15, 2007,

  $10,000.00 on or before March 15, 2008,

  $10,000.00 on or before June 15, 2008,

  $10,000.00 on or before September 15, 2008,

  $10,000.00 on or before December 15, 2008,

  $10,000.00 on or before March 15, 2009, and

  $50,000.00 plus all accrued and unpaid interest on or before June 15, 2009.

Notwithstanding the payment schedule, former counsel agrees to waive all accrued and unpaid interest if the Company pays the sum of $155,000.00 by December 1, 2007. At June 30, 2007, the Company is current on its promissory note payments, resulting in a remaining balance of $120,000 ($40,000 current portion and $80,000 long-term), and $145,000 ($45,000 current portion and $100,000 long-term) at December 31, 2006. Since the events leading to the settlement were in existence at December 31, 2005, management recorded the write-down of approximately $90,000 as other income during the year ended December 31, 2005.

Note 4: As of January 1, 2006, the Company entered into promissory notes with three of its Ohio consultants to settle compensation accrued for services rendered to QoVox Corporation in previous years. Total principal of $219,206, plus 7% interest per annum, is payable in six equal quarterly installments, with the first payment due April 15, 2006, and the following payments due the first day of July 2006, October 2006, and so forth. Since the events leading to the settlement were in existence at December 31, 2005, management recorded the write-down of approximately $79,500 as other income during the year ended December 31, 2005.

The Company has not yet made any payments on the notes, and is in default. Pursuant to the notes, payment shall become immediately due in the event of default. As such, the entire principal amount, plus accrued interest of approximately $15,500 at December 31, 2006, has been classified as short-term debt. However, the validity of these promissory notes has been raised by QoVox Corporation in an action against the Ohio consultants as more fully discussed below under Litigation. Accordingly, interest has not been accrued during 2007.

Summary of principal amount of promissory notes payable are as follows:

	June 30, 2007	December 31, 2006
Note 1	$596,802	$596,802
Note 2	247,007	247,007
Note 3	120,000	145,000
Note 4	219,206	219,206
Total principal	1,183,015	1,208,015
Less long-term portion (Note 3)	(80,000)	(100,000)
Total current portion	$1,103,015	$1,108,015

G. STOCK TO BE ISSUED

Of the $93,750 balance of stock to be issued at December 31, 2006, $84,000 consisted of proceeds received in 2006 for 1,927,380 shares of common stock subsequently issued in the first quarter of 2007. The $9,750 balance remaining at June 30, 2007 consists of a 250,000 share signing bonus for the Company’s legal counsel.

H. STOCK SUBSCRIPTION RECEIVABLE

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

The Company is convinced of the merits of its claim against the investor and intends to institute a legal action to vindicate that claim in the fourth quarter of 2007. Given the uncertainties inherent in litigation, the Company took a charge of $105,000 (25%) against the receivable in the 4th quarter of 2006, resulting in a $315,056 balance at June 30, 2007 and December 31, 2006.

I. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Loss (numerator)	$ 468,977	$ 208,764	$ 1,042,149	$ 857,406
Weighted Average Shares (denominator)	365,667,287	340,813,359	363,588,301	340,813,359
Basic and diluted net loss per common share	$ 0.00	$ (0.00	$ 0.00	$ 0.00

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options and warrants granted as of June 30, 2007 and 2006 are not included in the calculation of diluted EPS as their inclusion would be antidilutive.

J. GOING CONCERN, OPERATING LOSS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At June 30, 2007 and December 31, 2006, current liabilities exceeded current assets by $4,067,575 and $3,696.050, respectively. Once the Company closes the acquisition of the aforementioned Massachusetts corporations (Note A), it expects to no longer need to raise additional capital except from time to time for opportunities to significantly increase revenues.and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

K. WRITE-OFF OF DEBT

During 2006 and 2007, the Company entered into several settlement agreements reducing existing obligations recorded in accounts payable and accrued liabilities. Since the events leading to the settlements were in existence at December 31, 2005, management considers the settlement Type 1 Subsequent Events pursuant to Statement on Auditing Standards No. 1, Section 560, requiring the impact of the settlements to be reflected as of the applicable balance sheet date to more ensure the financials are not misleading. The notes resulted in write-off of debt due to settlement of and $38,496 and $197,761 during the years ended December 31, 2006 and 2005, respectively. Management and legal counsel also determined that the statute of limitations had expired on several liabilities or their collection was remote based on aging and lack of collection efforts by creditors. Based on AU 560, liabilities totaling $314,099 were also written off at December 31, 2005. To compensate for any creditors that may seek payment, the Company set up a reserve of approximately 25% of the remaining accounts payable and applicable accrued liabilities at December 31, 2005. The total reserve of $48,000 will be amortized quarterly to other income over 3 years commencing the first quarter of 2006. Debt written off during the fourth quarters of 2006 and 2005 totaled $38,496 and $511,860, respectively. Amortization of the reserve totaled $4,000 for each of the quarters ended June 30, 2007 and 2006.

L. EVENTS THIS QUARTER

On April 12, 2007, the Company was advised by its new independent accountant that certain matters in its audited consolidated financials contained in the Company’s Form 10KSB for 2005 needed to be restated. As a result, the Company advised that its Form 10KSB for 2005 and subsequent interim reports in 2006 may not be relied upon. With the filing of the Company’s Form 10KSB for 2006 and subsequent quarterly filings containing comparative interim financials from the preceding year, its reports may be relied upon.

On January 23, 2007, QoVox Corporation, a wholly owned subsidiary of Datameg Corporation (OTCBB:DTMG), announced the hiring of Mr. Jay Stewart as Chief Technology Officer. During the 2nd quarter of 2007, Mr. Stewart resigned his position with QoVox., forfeiting his options to purchase Datameg Corporation common shares.

On June 12, 2007, Datameg Corporation, a Delaware corporation (the "Parent" or "Datameg"), C.Com Acquisition Corp., a Massachusetts corporation and a wholly-owned subsidiary of Datameg ("Sub"), Computer Ctr.Com, Inc., a Massachusetts corporation ("Company"), and the holders of capital stock of the Company (the "Principal Shareholders") with respect to certain provisions only, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Sub will be merged with and into the Company (the "Merger"), with Company continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Datameg.

M. SUBSEQUENT EVENTS

On August 15, 2007, Datameg Corporation, a Delaware corporation (the "Parent" or "Datameg"), AM Acquisition Corporation., a Massachusetts corporation and a wholly-owned subsidiary of Datameg ("Sub"), American Marketing & Sales, Inc., a Massachusetts corporation ("Company"), and the holders of capital stock of the Company (the "Principal Shareholders") with respect to certain provisions only, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Sub will be merged with and into the Company (the "Merger"), with Company continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Datameg.

ITEM 2.      PLAN OF OPERATION

Datameg is a holding company, but through its subsidiaries, NetSymphony and QoVox , is a development stage technology company focused on providing service assurance systems products and services for network operators in the telecommunications industry. Our target customers are telecom operators and cable operators worldwide. We focus specifically on voice services over traditional circuit switched and managed IP networks.

Through our wholly owned subsidiaries, NetSymphony Corporation and QoVox Corporation, we design, develop and sell an active voice quality test system, capable of monitoring and providing analytical/statistical data that characterizes the connectivity and measurement of voice quality across communications networks. Qovox will continue its focus on PSTN testing interfaces and NetSymphony will be developing Internet Protocol (IP) based testing interfaces that are software based. We are working on tools and techniques for network wide fault identification, isolation and troubleshooting.

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

VoIP Market

VoIP is one of the fastest growing segments in the telecommunications sector. Yankee Group and IDC, leading market research firms, estimate the growth of VoIP subscribers. Yankee Group estimated VoIP subscribers would grow from one million at the end of 2004 to 18 million by 2008. IDC reported the number of VoIP subscribers in the U.S. will jump from three million in 2005 to 27 million in 2009.

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

Service providers are deploying and operating these next generation networks today, often inter-working with traditional circuit switched networks. Service providers need tools and services, like those QoVox offers, to report statistically and analytically the performance of their service and to isolate, diagnose and fix problems. Many service providers who have limited experience in managing these emerging networking technologies are focused today on deployment and need help to report on the service performance and to identify and troubleshoot problems. To deploy and operate these networks and services, service providers must buy tools and develop new expertise to deploy, operate and manage these new networks and services. This is the business opportunity that QoVox/NetSymphony targets.

We believe the QoVox/NetSymphony systems and services enable service providers to proactively depict their voice services and to detect and pinpoint network problems. These problems may be repaired effectively; thus, minimizing the number and extent of incidences of customers experiencing loss of service or poor voice quality.

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

  Develop a new platform with extensive correlation and analytic capabilities to detect and isolate problems in our customer’s networks,
  Invest heavily in Internet Protocol (IP) measurement technology, and
  Convert our current trials into service engagements.

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

NetSymphony and QoVox have their offices in Raleigh, North Carolina.

Business Strategy and Direction

QoVox intends to develop and sell systems products and services.

QoVox intends to continue to target telecom operators and cable operators.

NetSymphony and QoVox plan to develop its business first in the U.S. and Canada. Asian and European markets will be addressed in 2009.

NetSymphony and QoVox plan to continue providing solutions for the challenges related to deploying and operating voice services, especially in the areas of quality and security. QoVox plans to extend its capability into fault isolation and troubleshooting. Additionally, QoVox plans to make contributions for other emerging technologies, such as video over IP.

NetSymphony and QoVox will pursue the following strategy to achieve our business objectives:

  Develop the industry’s premier service assurance system that enables customers to assess, monitor and troubleshoot IP based services;

  Develop and offer the services to characterize network and service health and to isolate and diagnose performance and security problems;
  Create a consultative sales and support organization in both our direct and channel sales initiatives; and
  Partner with selected system integrators to facilitate the easy installation and customization of NetSymphony and QoVox systems into the customers’ operating environment and workflow. In addition, system integrators are expected to be a source of leads, referrals and support for our sales efforts.

Product Development

QoVox has products and services that help service providers deploy and manage voice services. To date, the majority of product development activity has been centered on analog and TDM probe hardware. This investment was necessary to establish the company in the test and measurement market.

NetSymphony will add the IP networking technology to the Datameg solution portfolio and become the premier service assurance provider. To achieve this goal, additional investment will be in the following areas:

    Server Software: In complex networks the most pressing need is to be able to correlate and analyze measurement information along with network elements statistics to pinpoint where problems are occurring. We will be developing this capability in 2007.
    IP Measurement Technology: NetSymphony now has as employees IP measurement experts that have developed award winning products that have been very successful commercially. This team will introduce IP measurement solutions in 2008 that will be the most advanced in the industry.
    Leverage Existing Products: The value of the current QoVox system will be integrated into the new server platform and operate in conjunction with the new IP probes and software agents. This will greatly enhance the value of existing technology.

Our products are deployed throughout the service provider’s network. Our products check that calls can be connected properly across these networks and measure the voice quality between various points in the network.

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

Marketing and Sales

NetSymphony and QoVox plan to develop a joint global sales and support channel, comprised of:

  Direct sales representatives, sales engineers and support specialists;
  High end distributors that offer system integration in this market; and
  A small number of operational support system vendors, equipment manufacturers and system integrators who will provide referrals or resell the NetSymphony and QoVox products and services.

In the next three years, NetSymphony and QoVox expect to fully develop sales and support channels in:

  The U.S. and Canada, covering Tier 1 and Tier 2 wireline and mobile telecom operators and the Top 25 cable operators;
  Western and eastern Europe; and
  Japan, China, Korea and India.

NetSymphony plans to actively participate in international and regional industry forums and standardization bodies to build and earn a reputation as an innovative industry leader.

NetSymphony plans to organize and host regional Industry Leadership Forums, bringing together industry leaders

Competition

There are a number of competitors in the VoIP Monitoring business. These companies can be segmented into Enterprise and Service Provider markets.

Enterprise focused competitors feature lower cost solutions that are not designed to scale to requirements of service providers. Vendors such as Attachmate (formerly NetIQ) and Viola fall into the Enterprise segment.

The Service Provider segment is comprised of traditional Service Assurance vendors such as Spirent, JDSU and Agilent. These companies come from a physical layer test background and are attempting to gain market share in the IP services market that involves significant investment.

There are 3 key areas of competitive differentiation for QoVox:

  Software-Based Approach. Competitors are very hardware-based in their solutions, which limits the flexibility of instrumenting networks for service assurance and causes their price points to be very high. QoVox’s solutions will be software-based to overcome these challenges.
  Active & Passive Analysis. Most competitors rely on providing measurements through active testing (generating real calls on a network) or passive monitoring (analyzing customers’ calls as they occur). Customers realize there are merits to both methods and QoVox will provide passive analysis in addition to its existing active capabilities.
  Media & Signaling. Competitors such as Agilent rely on Signaling analysis to verify user status in VoIP. Other vendors such as JDSU and Sprint focus on analyzing the media streams (actual calls) to verify the quality. In reality, to measure the user experience and to isolate problems when they occur both media and signaling need to be measured. QoVox is currently adding signaling capabilities to its media stream technology.

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

During the quarter ended June 30, 2007, we issued the following subscription agreements and associated warrants (if any), for which stock was issued during the 2nd quarter of 2007:
Purchased	Investor	Amount	Share Price	Number of Shares	Strike Price	Warrants	Expiration
4/17/2007	John Dexter	$50,000	0.035	1,428,571
4/30/2007	Gagnon Group retainer	$4,000	0.04	100,000
5/8/2007	John Boniface	$30,000	0.03	1,000,000	0.06	250,000	5/7/2009
5/29/2007	Christl Just	$4,420	0.03	147,345
6/1/2007	Hansjorg Just	$30,000	0.03	1,000,000	0.06	250,000	5/31/2009
		$118,420		3,675,916		500,000

During the quarter ended June 30, 2007, we issued 9,823,916 shares of restricted stock. We issued the following restricted stock pursuant to subscription agreements with the following:
Purchased	Investor	Amount	Share Price	Number of Shares	Strike Price	Warrants	Expiration
1/22/2007	John O'Connell	$200,000	0.05	4,000,000
3/14/2007	Jim Currie	$85,000	0.05	1,700,000
3/14/2007	Wanda Bond	$15,000	0.05	300,000
3/23/2007	John O'Connell (distributed to the following 5 individuals in exchange for computer equipment totaling $7400)	$7,400	0.05
3/23/2007	John F. Dexter, III			29,600
3/23/2007	Derek Zerola			29,600
3/23/2007	Andrew McCarthy			29,600
3/23/2007	John A. O'Connell, Jr.			29,600
3/23/2007	John A. O'Connell, III			29,600
4/17/2007	John Dexter	$50,000	0.035	1,428,571
4/30/2007	Gagnon Group retainer	$4,000	0.04	100,000
5/8/2007	John Boniface	$30,000	0.03	1,000,000	0.06	250,000	5/7/2009
5/29/2007	Christl Just	$4,420	0.03	147,345
6/1/2007	Hansjorg Just	$30,000	0.03	1,000,000	0.06	250,000	5/31/2009
		$425,820		9,823,916		500,000

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

Revenue Recognition

The Company derives revenue from three primary sources: (1) system hardware component sales revenue, (2) software license revenue and (3) services and maintenance and right to use revenue, which include support, maintenance, right to use fees and consulting. Revenue on system hardware component sales is recognized upon delivery to, and acceptance by, the customer. Software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," (SOP 97-2) issued by the American Institute of Certified Public Accountants. The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (4) collection is probable and (5) vendor specific objective evidence (VSOE) of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement.

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

Income Taxes

The Company, a "C" corporation, accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, startup costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to June 30, 2007, we generated approximately $135,000 in total revenue. We have a cumulative net loss of approximately $36 million since inception through June 30, 2007. These losses are principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. We expect our net losses to continue, and we do not know if or when we will reach profitability.

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

New Products. NetSymphony and QoVox products and services are in development and are based upon our proprietary core technology. We believe that our future success will depend on additional monitoring algorithms and equipment, and related services, and therefore, on our ability to develop and introduce additional variations on our core technology that provide measurable competitive performance and economic benefit compared to existing and future network monitoring alternatives.

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

(b)  Internal Control over Financial Reporting

During the course of the Company’s preparation of its 2004 financial statements, including the audit of those financial statements by the Company’s independent registered public accounting firm, five material weaknesses in the Company’s internal control over financial reporting were identified.  These material weakness were (1) the lack of an independent audit committee, (2) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (3) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (4) the lack of a significant segregation of duties or review of financial transactions and (5) the lack of documentation of controls and accounting procedures. Although some improvements have been made, these material weaknesses still exist as of June 30, 2007.

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

(c)  Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with an evaluation thereof that occurred during the last fiscal quarter (or our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of June 30, 2007, the balance remaining was approximately $34,000. The company may seek legal advice from Florida counsel regarding the validity of the original default judgment.

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

On February 15, 2007, Datameg received a letter from collection counsel for Merrill Communications LLC for electronic and paper printing work allegedly incurred in 2004 by past outside corporate counsel. Datameg has paid $41,490 and Merrill claims an additional $21,928.56. Datameg contends Merrill has been paid in full and that it is further entitled to reimbursement of $10,179 for over billing.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $596,802, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. Accrued interest on the note totaled $506,615and $461,804at June 30, 2007 and December 31, 2006, respectively.

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s former Chairman for the principal, interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s former Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $57,000 at June 30, 2007 and 2006 and is recorded in accounts payable and accrued expenses.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the note’s inception and totaled approximately $208,000 at December 31, 2006. No significant payments have been made to date and since August 15, 2003, the Company has been in default with respect to this note. In the event of default, the note requires additional interest of 2% per thirty calendar day period accrues as liquidated damages. According to the Company, its independent legal counsel, and various Florida statutes, it is considered unlawful for a creditor to charge in excess of 18% interest per annum on a note of this nature. The Company has concluded that excess interest expense of approximately $53,000 has been recorded since the Company defaulted on the loan. Accordingly, accrued interest and interest expense were reduced by approximately $15,000 and $38,000 during the years ended December 31, 2006 and 2005, respectively, resulting in accrued interest balances of approximately$177,890 and $156,000at June 30, 2007 and December 31, 2006, respectively.

On March 28, 2006, the Company issued unsecured promissory notes for back compensation due in the aggregate of $219,206 to 3 Ohio software consultants. These notes are to be paid in 6 quarterly installments and bear interest of 7% per annum. As of June 30, 2007, each of these notes was in default.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

During the second quarter of 2007, we issued the following common stock subscription agreements and associated warrants (if any).
Purchased	Investor	Amount	Share Price	Number of Shares	Strike Price	Warrants	Expiration
4/17/2007	John Dexter	$50,000	0.035	1,428,571
4/30/2007	Gagnon Group retainer	$4,000	0.04	100,000
5/8/2007	John Boniface	$30,000	0.03	1,000,000	0.06	250,000	5/7/2009
5/29/2007	Christl Just	$4,420	0.03	147,345
6/1/2007	Hansjorg Just	$30,000	0.03	1,000,000	0.06	250,000	5/31/2009
		$118,420		3,675,916		500,000

In addition, we issued stock to the following individuals and reduced the accounts payable accordingly:
Purchased	Name	Amount	Share Price	Shares	Warrants	Exercise Price	Expiration Date
4/1/07	Dan Ference	$129,850.049		2,650,000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.1	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.2	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

5.1	Opinion of Duane Morris LLP as to legality of securities being registered.

10.1	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)

10.2	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, noteholder, amount and conversion price.(2)

10.3	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)

10.4	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)

10.5	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)

10.6	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)

10.7	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)

10.8	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)

10.9	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)

10.1	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)

10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)

10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)

10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)

10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)

10.18	Stock Lock-up Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)

10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)

10.2	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)

10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)

10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)

10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)

10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)

10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)

10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)

10.29	Resignation by William J. Mortimer as General Manager of QoVox, Inc.(11)

10.3	Appointment of James Murphy as its Chief Executive Officer, President and Chairman of the Board of Directors.(12)

10.31	Appointment of Lehman Bros. Managing Director John T. Grady Jr. to Board of Directors.(13)

10.32	Appointment of Bob Nelson as Vice President, Worldwide Sales, for QoVox.(14)

10.33	Appointment of Michael West as Senior Vice President, National Accounts, for QoVox.(15)

10.34	Benson And Gordon Compensation Amendments.(16)

10.35	Director Mark P. McGrath resignation. (17)

10.36	Investment banker Byron J. Collier appointed to the Advisory Board (18)

10.37	Director William J. Mortimer receives 2 million Datameg common shares, returns 10 million under RSA (19)

10.38	Benson Amendment And Utah Move (20)

10.39	Former Director and Chief Executive Mark P. McGrath canceled his option agreement for 10 million shares. (21)

10.4	Changes in Registrant’s Certifying Accountant (22)

10.41	QoVox received its 4th purchase order from the Time Warner Cable Raleigh Division. (23)

10.42	Patrick J. Glennon was appointed to the Company’s advisory board. (24)

10.43	Dr. Jim DeCoste was appointed to the Company’s advisory board. (25)

10.44	Ragusa consulting services retained as Chief Marketing Officer for QoVox.(26)

10.45	FeatureTel enters 60 day trial of QoVox product. (27)

10.46	Lingle and Stewart become President and Chief Techology Officer of QoVox. (28)

10.47	Shireman becomes VP Sales of QoVox. (29)

10.48	Non-Reliance on Previously Filed Audited Report (30)

10.49	Amendment to Notice of Non-Reliance on Previously Filed Audited Report (31)

10.5	Entry into a Material Definitive Agreement to Acquire Computer Ctr.Com, Inc.(32)

21.1	Subsidiaries of the Registrant.(3)

99.1	Exhibit of Unregistered Sales of Securities.(7)

99.2	Press Release dated September 1, 2005.(3)
(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on June 14, 2004.
(3)	Incorporated by reference to the Form SB-2 filed by Datameg Corporation on September 1, 2005.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg NY on November 26, 2004.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB filed by Datameg NY on April 14, 2004.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB/A filed by Datameg NY on April 20, 2005.
(7)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg Corporation on August 29, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 22, 2005.
(9)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on February 27, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 14, 2005.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 17, 2006.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 23, 2006.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 1, 2006.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 14, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2006.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 7, 2006.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 12, 2006.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 14, 2006.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 31, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 4, 2006
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 7, 2006
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 5, 2006
(24)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 19, 2006
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 26, 2006
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on November 17, 2006
(27)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 20, 2006
(28)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2007
(29)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 15, 2007
(30)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 18, 2007
(31)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 24, 2007
(32)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 14, 2007
(*)	Management contract or compensatory plan.

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

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	August 14, 2007

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Datameg Corporation for the three months ended June 30, 2007;

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
August 14, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Datameg Corporation, a Delaware corporation (the "Company"), on Form 10-QSB for the three months ending June 30, 2007, as filed with the Securities and Exchange Commission (the "Report"), I, James Murphy, Chairman and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ JAMES MURPHY
James Murphy
Chief Executive Officer
August 14, 2007

End of Filing