Form 10QSB/A
period 2006-06-30
DATAMEG CORP
filed 2007-10-26
CIK 716749

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

Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 373,983,231 shares of common stock outstanding as of July 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

PART I

Item 1. Financial Statements

INDEX

Datameg Corporation

(A Development Stage Enterprise)

Consolidated Financial Statements (unaudited)

For the Three and Six Months Ended June 30, 2005 and 2006

Datameg Corporation
(A Development Stage Enterprise)
Consolidated Balance Sheets

	December 31,	June 30,
	2005	2006
		(unaudited)
		(Restated – Note N)
ASSETS

CURRENT ASSETS:
Cash	$11,936	$2,182
Accounts receivable, net	7,100	-
Inventory	159,788	152,478
Total current assets	178,824	154,660

PROPERTY AND EQUIPMENT, net	367	-

OTHER ASSETS:
Goodwill	206,746	206,746
Prepaid and deferred expenses	27,187	392
Deposits	7,218	7,218
Total other assets	241,151	214,356

Total assets	$420,342	$369,016

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,689,909	$2,634,169
Deferred revenue	7,344	9,705
Due to related parties	56,760	56,760
Convertible promissory notes, net of amortization	267,949	27,783
Promissory notes	843,809	1,063,015
Total current liabilities	3,865,771	3,791,432

Total liabilities	3,865,771	3,791,432

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(67,939)	(67,939)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; none and 10,000,000 shares authorized;
none issued or outstanding at December 31, 2005 or June 30, 2006
Common stock, $.0001 par value; 493,000,000 shares authorized and
320,458,313 shares issued and outstanding at December 31, 2005; $.0001 par value, 493,000,000 shares authorized
and 330,813,359 shares issued and outstanding at June 30, 2006	32,046	33,081
Common stock subscriptions receivable	(420,056)	(420,056)
Stock to be issued	375,763	170,250
Additional paid-in capital	30,211,296	31,296,193
Accumulated deficit during development stage	(33,576,539)	(34,433,945)
Total stockholders' deficit	(3,377,490)	(3,354,477)

Total liabilities and stockholders' deficit	$420,342	$369,016

The accompanying notes are an integral part of these consolidated financial statements.

Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Operations

	For the three	For the three	For the six	For the six	Cumulative
	months ended	months ended	months ended	months ended	from inception
	June 30,	June 30,	June 30,	June 30,	(Jan. 13, 1999)
	2005	2006	2005	2006	to June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		(Restated – Note N)		(Restated – Note N)	(Restated – Note N)

REVENUE
Hardware and software sales	$10,974	$-	$10,974	$22,160	$94,100
Maintenance and support fees	3,132	-	5,969	3,879	18,790
Consulting fee income	-	-	-	-	4,750
Total revenue	14,106	-	16,943	26,039	117,640

COST OF REVENUES	32,600	-	34,740	10,195	76,838
Gross Profit	(18,494)	-	(17,797)	15,844	40,802

OPERATING EXPENSES:
General and administrative	1,120,786	158,855	1,591,615	655,483	23,375,818
Selling and marketing	46,769	24,892	69,785	63,164	2,341,836
Research and development	258,961	-	460,299	94,259	6,243,606
Total operating expenses	1,426,516	183,747	2,121,699	812,906	31,961,260

Loss from operations	(1,445,010)	(183,747)	(2,139,496)	(797,062)	(31,920,458)

OTHER INCOME (EXPENSES):
Interest income	-				225
Interest expense	(416,831)	(29,017)	(892,838)	(68,344)	(2,876,430)
Loss on acquisition fee	-				(123,950)
Gain (loss) on disposal of property and equipment	-	-	12		(1,422)
Loss on impairment of patents	-	-	-	-	(127,274)
Gain (loss) on litigation	-	-	-	-	(159,240)
Realized gains on sale of securities					8,530
Write off of debt	-	4,000	-	8,000	519,860
Total other income (expense)	(416,831)	(25,017)	(892,826)	(60,344)	(2,759,701)

LOSS BEFORE BENEFIT FOR INCOME
TAXES AND MINORITY INTEREST	$(1,861,841)	(208,764)	$(3,032,322)	(857,406)	(34,680,159)

Benefit for income taxes	-	-	-	-	-

LOSS BEFORE MINORITY INTEREST	$(1,861,841)	(208,764)	$(3,032,322)	(857,406)	(34,680,159)

MINORITY INTEREST	-	-	-	-	246,214

NET LOSS	$(1,861,841)	$(208,764)	$(3,032,322)	$(857,406)	$(34,433,945)

Net loss per common share
(basic and diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common
shares outstanding	296,961,011	330,813,359	296,961,011	330,813,359

The accompanying notes are an integral part of these consolidated financial statements

Datameg Corporation and Subsidiaries
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
			From Inception
	Six Months Ended		(January 13, 1999) to
	June 30,		June 30,
	2006	2005	2006
	(Restated – Note N)

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	(857,406)	(3,032,322)	(34,433,945)
			-
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATIONS:			-
Depreciation	367	9,514	91,301
Stock issued for purchase of in-process research and development	-	-	870,600
Common shares issued for services or reimbursement	199,750	163,371	12,863,197
Vesting of stock options issued for services	186,065	1,034,646	5,489,331
Property and equipment given in lieu of cash for services	-	-	15,475
Realized gain on sale of investments	-	-	(8,530)
(Gain) Loss on sale of property and equipment	-	(12)	13
Loss on acquisition fee	-	-	123,950
Loss on disposal of property and equipment	-	-	1,459
Loss on impairment of patent	-	-	127,274
Loss on litigation	-	-	159,240
Minority interest	-	-	(154,550)
Stock issued in lieu of financing costs	-	-	140,250
Write-off of debt	(8,000)	-	(519,860)
Amortization of beneficial conversion	-	-	1,332,516
CHANGES IN OPERATING ASSETS
AND LIABILITIES:
(Increase) Decrease in accounts receivable	7,100	50	-
(Increase( Decrease in inventory	7,310	(43,254)	(152,478)
(Increase) Decrease in prepaid and deferred expenses	26,795	(3,210)	9,725
Decrease in deposits	-	-	24,752
Increase in accounts payable and accrued expenses	68,904	80,655	2,949,236
Increase in deferred revenues	2,361	19,347	9,705
Increase (Decrease) in related party payables	-	(9,286)	247,682
NET CASH USED IN OPERATIONS	(366,754)	(1,780,501)	(10,813,657)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(663)	(96,957)
			-
Payments for intangible assets	-	-	(127,274)
Payments for security deposits	-	-	(91,532)
Investment in subsidiary	-	-	(149,312)
Purchase of investments	-	-	(20,000)
Sales of investments	-	-	28,530
NET CASH USED IN INVESTING ACTIVITIES	-	(663)	(456,545)
DATAMEG CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows (Continued)
			From Inception
	Six Months		(January 13, 1999) to
	June 30,		June 30,
	2006	2005	2006

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	-	-	26,000
Payments on shareholder loan	-	-	(26,000)
Proceeds from short-term loans	-	-	130,909
Payments on capital lease obligation	-	-	(32,002)
Proceeds from issuance of common stock	120,500	1,000	4,633,467
Proceeds from stock to be issued	-	-	1,943,963
Proceeds from investment in subsidiary	-	-	25,000
Proceeds from issuance of warrants	-	-	25,000
Payments on promissory notes	(5,000)	50,000	(145,349)
Payment for treasury stock	-	-	(125,392)
Proceeds from issuance of convertible notes	-	815,352	2,501,672
Proceeds from issuance of promissory notes and debentures	241,500	1,002,846	2,315,116
NET CASH PROVIDED BY FINANCING ACTIVITIES	357,000	1,869,198	11,272,384

NET CHANGE IN CASH	(9,754)	88,034	2,182

CASH, BEGINNING OF PERIOD	11,936	-	-

CASH, END OF PERIOD	$2,182	$88,034	$2,182

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING

AND FINANCING ACTIVITIES:
Financing of property and equipment with capital lease	$ -	$ -	$ 42,540
Issuance of stock in exchange for notes receivable	$ -	$ -	$ 656,251
Issuance of stock in exchange for promissory notes	$ -	$ -	$ 304,155
Stock issued as a reduction of ’Stock to be Issued’	$ 366,013	$ 1,625,164	$ 4,122,697
Stock issued in lieu of deferred financing costs	$ -	$ -	$ 140,250
Stock issued in lieu of deferred compensation	$ -	$ -	$ 47,400
Stock issued in purchase of subsidiary	$ -	$ -	$ 483,658
Stock issued as a reduction of amounts due to stockholders	$ -	$ -	$ 220,500
Conversion of notes payable to common stock	$ 64,087	$ 763,441	$ 763,441

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ 6,612
Income taxes paid	$ -	$ -	$ -

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

These consolidated financial statements reflect those of Datameg Corporation, CASCommunications, Inc. and QoVox Corporation. In accordance with the Financial Accounting Standards Board ("FASB") interpretation ("FIN") 46 "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51," the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

CASCommunications had no recorded assets as of June 30, 2006 and had a loss before minority interest of zero for the three and six months ended June 30, 2006 due to the lack of activity in 2006. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of June 30, 2006.

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

D. CONVERTIBLE SUBORDINATED DEBENTURES

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of these debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were convertible into common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of common stock. The remaining convertible subordinated debentures totaling $20,000 were written off at December 31, 2005 due to the age of the debentures and the remote likelihood that they would be called or converted. The restatement of the December 31, 2005 financial statements is disclosed in Note T filed with the 2006 Form 10-KSB filed with the SEC on May 18, 2007. The roll-forward of this restatement is disclosed in Note N to these financial statements..

E. CONVERTIBLE NOTES:

In the period April through December 2004, the Company entered into agreements to issue convertible notes in the aggregate amount of $1,088,995 and convertible into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2005, the discount amortized to interest expense was approximately $847,000. For the year ended December 31, 2004, the discount amortized to interest expense was approximately $8,000. By June 30, 2006, all of the notes had been converted.

F. CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

In the period January through December 2005, the Company entered into agreements to issue convertible notes with detachable warrants in the amount of $1,647,507. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 30,500,000 shares. The notes converted into 30,494,538 shares during 2005. The Company issued 25,542,871 of these shares during 2005, and the balance of 4,951,667 shares were issued in the first and second quarters of 2006. The detachable warrants issued during 2005 were valued under a Black-Scholes model and a debt discount of approximately $725,000 was recorded and added to paid in capital. In addition, a beneficial conversion value of approximately $1,300,000 was recognized as a debt discount and added to paid-in capital and amortized to interest expense during 2005. The principal balance owed on these notes at June 30, 2006 and December 31, 2005 was $27,783 and $267,949, respectively.

G. DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2005 and June 30, 2006, the Company was indebted to officers and stockholders in the amount of $56,760 for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation, which is included in accounts payable and accrued expenses. Interest was not imputed due to its immaterial impact on the financial statements.

H. PROMISSORY NOTES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The principal balance at December 31, 2005 and June 30, 2006 was $596,802, while accrued interest and legal fees totaled $372,183 and $416,994 as of December 31, 2005 and June 30, 2006, respectively. Accrued interest and legal fees have been reclassified to accounts payable and accrued expenses (see Note N for restatement details).

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s former Chairman. The promissory note has a stated interest rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note. Since default, additional interest of 2% per thirty calendar day period has been accruing as liquidated damages. The principal balance at December 31, 2005 and June 30, 2006 was $247,007. According to the Company, its independent legal counsel, and various Florida statutes, it is considered unlawful for a creditor to charge in excess of 18% interest per annum on a note of this nature. The Company has concluded that excess interest expense had been recorded since the Company defaulted on the loan. Accordingly, accrued interest and interest expense were reduced by approximately $38,000 and $15,000 during the years ended December 31, 2005 and 2006, respectively, resulting in accrued interest balances of $111,153 and $140,881 at December 31, 2005 and June 30, 2006, respectively, which has been reclassified to accounts payable and accrued liabilities. The restatement of the December 31, 2005 financial statements is disclosed in Note T filed with the 2006 Form 10-KSB filed with the SEC on May 18, 2007. The roll-forward of this restatement is disclosed in Note N to these financial statements.

On March 28, 2006, the Company issued unsecured promissory notes for back compensation due in the aggregate of $224,206 to 3 Ohio software consultants. These notes are to be paid in 6 quarterly installments and bear interest of 7% per annum. At June 30, 2006, $5,000 in payments had been made on the notes, resulting in total principal balance of $219,206. Accrued interest of $7,740 is included in accounts payable and accrued expenses. Since the events leading to the settlement were in existence at December 31, 2005, management recorded the write-down of approximately $79,500 as other income during the year ended December 31, 2005. The restatement of the December 31, 2005 financial statements is disclosed in Note T filed with the 2006 Form 10-KSB filed with the SEC on May 18, 2007. The roll-forward of this restatement is disclosed in Note N to these financial statements.

I. OTHER LIABILITIES

Restatement:

During 2006 and 2007, the Company entered into several settlement agreements reducing existing obligations recorded in accounts payable and accrued liabilities. Since the events leading to the settlements were in existence at December 31, 2005, management considers the settlement Type 1 Subsequent Events pursuant to Statement on Auditing Standards No. 1, Section 560, requiring the impact of the settlements to be reflected as of the applicable balance sheet date to more ensure the financials are not misleading. The notes resulted in write-off of debt due to settlement of $38,496 and $197,761 during the years ended December 31, 2006 and 2005, respectively. Management and legal counsel also determined that the statute of limitations had expired on several liabilities or their collection was remote based on aging and lack of collection efforts by creditors. Based on AU 560, liabilities totaling $314,099 were also written off at December 31, 2005. To compensate for any creditors that may seek payment, the Company set up a reserve of approximately 25% of the remaining accounts payable and applicable accrued liabilities at December 31, 2005. The total reserve of $48,000 will be amortized quarterly to other income over 3 years commencing the first quarter of 2006. Debt written off during 2006 and 2005 totaled $54,496 (including $16,000 of reserve amortization) and $511,860, respectively. No debt was written off during the six months ended June 30, 2006 or 2005, but $4,000 of accounts payable reserve was amortized to other income during each of the quarters ended March and June 2006 and 2005. The restatement of the December 31, 2005 financial statements is disclosed in Note T filed with the 2006 Form 10-KSB filed with the SEC on May 18, 2007. The roll-forward of this restatement is disclosed in Note N to these financial statements.

Other:

On December 18, 2001 the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s Chairman for the principal, accrued interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $57,000 at December 31, 2005 and June 30, 2006 and is recorded in accounts payable and accrued expenses.

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

On December 29, 2005, James Murphy was appointed Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Murphy’s compensation consists of: an annual salary of $150,000; stock options to purchase 2,500,000 shares of common stock of the Company at $.10 per share, subject to vesting as approved by the Board of Directors; standard Company benefits; and an annual discretionary bonus up to 75% of annual salary depending on his contribution to the Company and the Company’s commercial success, as determined by the Board of Directors. The stock options to purchase 2,500,000 shares were awarded on January 15, 2006 with immediate vesting.

On March 9, 2006, the Company entered into a contract with Robert B. Nelson appointing him Vice President, Worldwide Sales, for QoVox, Inc. Mr. Nelson’s compensation is comprised of a base salary with incentives for reaching specific gross sales and field trial goals and options to purchase 50,000 shares of the Company’s unregistered stock. The stock options to purchase 50,000 shares have not been issued and no compensation was paid by June 30, 2006.

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

The Company leases communications equipment and owes $8,302 under capital lease agreements, which expired in 2001. These capital leases have been in default, and due to the age of the obligations and the remote likelihood that they would be called, were written off at December 31, 2005. The restatement of the December 31, 2005 financial statements is disclosed in Note T filed with the 2006 Form 10-KSB filed with the SEC on May 18, 2007. The roll-forward of this restatement is disclosed in Note N to these financial statements. The assets under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated useful lives. Amortization of assets under capital leases is included in depreciation and amortization expense.

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

A stock certificate for 12,000,000 restricted shares, which was according to his agreement to be held in escrow, was inadvertently issued to Mr. Mortimer. Approximately $151,000 was expensed during the quarter ended September 30, 2005 based on estimated vesting milestones. The Company and Mr. Mortimer disagreed as to what portion of the 12 million shares vested and what portion should be returned to the Company at the price paid by Mr. Mortimer. Since the Company issued the shares to Mr. Mortimer and since no further consulting services were received, the Company expensed the remaining compensation value of the shares of approximately $410,000 during the quarter ended December 31, 2005, representing total compensation value expensed at approximately $560,000. On June 23, 2006, the Company entered into an agreement with Mr. Mortimer that 2 million shares have vested and 10 million shares shall be returned at no cost, thereby resulting in a reversal of $466,667, which was recorded during the third quarter of 2006. Management has determined to restate its December 31, 2005 financial statements, and subsequent interim filings, to record the net transaction during 2005 pursuant to AU560, as it more accurately reflects the substance of the transactions. The restatement of the December 31, 2005 financial statements is disclosed in Note T filed with the 2006 Form 10-KSB filed with the SEC on May 18, 2007. The roll-forward of this restatement is disclosed in Note N to these financial statements.

.

In some of its former standard Stock Purchase Agreements, the Company granted some purchasers stock registration rights including a 2% monthly penalty for delayed registration, payable in additional shares. As of June 30, 2006, the Company has not met some of the registration requirements. While the Company intends to proceed with registration, we believe that the penalty is against Massachusetts’ public policy and is not payable or enforceable. If our belief is incorrect, the estimated loss will consist of the issuance of approximately 2,006,189 additional shares.

K. STOCK SUBSCRIPTION RECEIVABLE

On March 5, 2004, the Company entered into a stock subscription agreement with a foreign investor (the Investor) to purchase 2,941,176 shares of the Company’s common stock at a purchase price of $0.17 per share. On April 1, 2004, the investor made an initial subscription payment of $80,000 and the Company issued and delivered the full 2,941,176 shares of restricted Common Stock to the Investor with the understanding that the Investor was sending the Company the $420,000 balance and a stock subscription receivable was duly recorded on the Company’s books in the amount of $420,000. On April 14, 2004, the Investor notified the Company of the Investor’s intent not to invest further in the Company. The Company offered to issue a new stock certificate in the amount of 470,588 shares to accommodate the $80,000 initial subscription payment in exchange for the Investor’s return of the stock certificate issued and delivered to the Investor on April 1, 2004 for the full share amount of 2,941,176 shares. The Investor refused the Company’s exchange offer and has continued to refuse to return the stock certificate for 2,941,176 shares.

L. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2006
Net Loss (numerator)	$ (1,861,841)	$ (208,764)	$ (3,032,322)	$ (857,406)
Weighted Average Shares (denominator)	296,961,011	330,813,359	296,961,011	330,813,359
Basic and diluted net loss per commons share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options and warrants granted as of June 30, 2006 and 2005 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

M. OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At June 30, 2006, current liabilities exceeded current assets by $3,636,772. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

N. RESTATEMENT OF JUNE 30, 2006 FINANCIALS

On April 12, 2007, the Company was advised by its new independent accountant that certain matters in its audited consolidated financials contained in the Company’s Form 10-KSB for 2005 need to be restated. As a result, the Company advised that its Form 10-KSB for 2005 and subsequent interim reports in 2006 may not be relied upon. With the filing of the Company’s Form 10-KSB for 2006 and subsequent quarterly filings containing comparative interim financials from the preceding year, its reports may be relied upon.

The restated financials for the quarter ended June 30, 2006 are included in this Form 10-QSB/A. Details of the adjustments made to the Company’s December 31, 2005 financials are described in Note T of the 2006 Form 10-KSB. The affects of the restatement on the quarter ended June 30, 2006 are as follows:

		Unaudited	Roll Forward	6/30/2006	Additional	Additional	Unaudited
		Balance	of 12/31/05	Balances	3/31/2006	6/30/2006	Balance
	12/31/2005	6/30/2006	Restatement	Rolled	Restatement	Restatement	6/30/2006	Reference
Consolidated Balances	(Restated)	(Original)	Adjusments	Forward	Adjustments	Adjustments	(Restated)	#

Cash and cash equivalents	11,936	2,182		2,182			2,182
Accounts receivable	7,100			-			-
Inventory	159,788	152,478		152,478			152,478
Property, plant and equipment (net)	367	102,884	(91,351)	11,533	11,468	(23,001)	-	(1)
Goodwill	206,746	206,746		206,746			206,746
Prepaid and deferred expenses	27,187	392	26,000	26,392	(13,000)	(13,000)	392	(1)
Deposits	7,218	7,218		7,218			7,218
Accounts payable & accrued expenses	(2,689,909)	(2,570,029)	14,581	(2,555,448)	4,000	4,000	(2,634,169)	(2)
				-	(41,137)	(38,790)		(3)
					(6,794)			(3)
Deferred revenue	(7,344)	(9,705)		(9,705)			(9,705)
Due to related parties	(56,760)	(56,760)		(56,760)			(56,760)
Capital lease obligation		(8,302)	8,302	-			-
Convertible subordinated debentures		(20,000)	20,000	-			-
Convertible promissory notes	(267,949)	(51,138)	16,561	(34,577)	6,794		(27,783)	(3)
Notes payable - current	(843,809)	(1,664,006)	521,064	(1,142,942)	41,137	38,790	(1,063,015)	(3)
Minority interest	67,939	67,939		67,939			67,939
Common stock	(32,046)	(34,081)	1,000	(33,081)			(33,081)
APIC	(30,211,296)	(30,676,874)	63,367	(30,613,507)	(682,663)	(23)	(31,296,193)	(4)
Stock subscriptions receivable	420,056	469,556	(49,500)	420,056			420,056
Stock to be issued	(375,763)	(756,436)	(96,500)	(852,936)	682,663	23	(170,250)	(4)
Accumulated deficit	27,470,035	34,661,173	(433,524)	34,227,649	13,000		34,225,181
					(11,468)
					(4,000)
Net loss	6,106,504	176,763		176,763		13,000	208,764	(1)
						23,001		(1)
						(4,000)		(2)
Total	-	-	-	-	-	-	-

1) During 2005, the Company capitalized certain software licensed as intangible assets (reported with net property, plant and equipment) it had planned to amortize over three years. Upon further review of the license agreement, management determined that the proper accounting treatment was to expense these costs. Accordingly, the intangible asset was reclassified to expense or deferred expenses during 2005. The deferred expense represents invoices received for use of the software over the subsequent year. The Company ratably amortizes the deferred expense to license expense, resulting in amortization of $13,000 for each of the quarters ended March 31 and June 30, 2006. To correct the timing effects of the December 31, 2005 and March 31, 2006 adjustments made to remove the capitalized software and its related accumulated amortization, and zero out property and equipment (remaining property and equipment were fully depreciated), amortization of $11,468 was reversed during the quarter ended March 31, 2006, and amortization of $23,001 was recorded during the quarter ended June 30, 2006.

(2) As disclosed in Note M to the financials included in the March 2007 Form 10-QSB filed with the SEC on May 21, 2007, the Company wrote off a significant amount of debt during the fourth quarters of 2006 and 2005. To allow for possible collections by creditors in the future, the Company set up a reserve it plans to amortize over three years to other income. Amortization to other income totaled $4,000 for each of the quarters ended March 31 and June 30, 2006.

(3) These items are not restatements, rather the reclassification of accrued interest from the notes payable accounts to accrued expenses to conform to current period presentation.

(4) As part of the December 31, 2005 restatement, the Company adjusted for deposits received for stock subsequently issued during the first and second quarters of 2006. It was necessary to reverse these items upon the issuance of the stock by reclassifying them from the Stock to be Issued account to Additional Paid-In Capital.

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

Current Situation

QoVox’s Network Assurance System, consisting of hardware and software, actively makes calls between various points across communication networks and correlates and reports the results of these call campaigns on a centralized server. We can operate the system on behalf of our customers, or our customer can operate the system.

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
•

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

Our products are deployed throughout the service providers’ networks. Our products check that calls can be connected properly across these networks and measure the voice quality between various points in the network.

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

Marketing and Sales

QoVox plans to develop a global sales and support channel, comprised of:

•	direct QoVox sales representatives, sales engineers and support specialists;
•	a network of specialized manufacturer representatives (MR) and value-added distributors; and
•	a small number of operational support system vendors, equipment manufacturers and system integrators who will provide referrals or resell the QoVox products and services.

In the next two years, QoVox expects to fully develop its sales and support channel:

•	in the U.S. and Canada, covering Tier 1 and Tier 2 wireline and mobile telecom operators and the Top 25 cable operators;
•	in western and eastern Europe; and
•	in Japan, China, Korea and India.

In the subsequent years, QoVox expects to develop the sales and support channel:

•	in South and Central America, with an emphasis on Mexico and Brazil;
•	across the rest of Asia; and
•	in the Middle East and Africa;

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

First, the sales cycle for these types of systems solutions is often 12-15 months, from the start of the vendor selection to the customer acceptance of the installed system. With the early phases of the two field trials completed, we are now seeking orders from these companies, as we work with them to plan their deployment and operation These contracts typically require systems to be deployed in numerous sites across the service providers’ network; therefore, the time to install the systems can be significant.

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

Recent Developments

On February 16, 2006, the Company announced that it has appointed Lehman Bros. Managing Director John T. Grady Jr. to its Board of Directors.

February 27, 2006, the Company announced that it has appointed Bob Nelson as Vice President, Worldwide Sales, for its QoVox subsidiary. Reporting to Jim Murphy, Chairman of Datameg, Nelson will be responsible for sales and marketing of QoVox's VoIP quality assurance technology suite to telecommunications service providers and enterprise customers.

On March 13, 2006, the Company announced that it has strengthened its sales team with the appointment of Michael West as Senior Vice President, National Accounts, for its QoVox subsidiary.

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
•

Collection is Probable. Due to a lack of customer history upon which a judgment could be made as to the collectability of a particular receivable, revenue is currently recognized upon receipt of payment assuming all other conditions of the sale have been met.

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

Software development costs

Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. In 2004, certain costs were incurred subsequent to the establishment of technological feasibility and prior to the readiness of general release. These expenses were immaterial in nature and in total and therefore not capitalized.

Fair value of financial instruments

The carrying value of cash, notes receivable, accounts payable and accrued expenses and notes payable approximate fair value because of the relatively short maturity of these instruments.

Share-Based Payment

The Company follows guidance provided in SFAS No. 123R, "Share-Based Payment," which requires companies to recognize expense for stock-based awards based on their estimated fair value on the grant date. The Company uses the fair value method of SFAS No. 123R to account for all stock options including those issued to employees.

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to June 30, 2006, we generated less than $100,000 in total revenue. We have a cumulative net loss of approximately $34.4 million since inception through June 30, 2006. These losses are principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. We expect our net losses to continue, and we do not know if or when we will reach profitability.

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

(b)  Internal Control Over Financial Reporting

During the course of the Company’s preparation of its 2004 financial statements, including the audit of those financial statements by the Company’s independent registered public accounting firm, five material weaknesses in the Company’s internal control over financial reporting were identified.  These material weakness were (1) the lack of an independent audit committee, (2) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (3) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (4) the lack of a significant segregation of duties or review of financial transactions and (5) the lack of documentation of controls and accounting procedures. Although some improvements have been made, these material weaknesses still exist as of June 30, 2006.

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

Item 3. Defaults Upon Senior Securities

In July 2000, the Company issued convertible subordinated debentures totaling approximately $140,000. The terms of these debentures require interest payable at twelve percent per annum payable quarterly with a maturity date of one year from the date of advance unless mutually extended. The debentures are subordinate and junior to existing liabilities of the Company and any subsequent borrowings from banks or insurance companies. The debentures were convertible into common stock at a price of $2.50 per share at any time prior to maturity. During 2000 and 2003, approximately $120,000 of the convertible subordinated debentures were converted resulting in the issuance of 71,033 shares of common stock. The remaining convertible subordinated debentures totaling $20,000 were written off at December 31, 2005 due to the age of the debentures and the remote likelihood that they would be called or converted. The restatement of the December 31, 2005 financial statements is disclosed in Note T filed with the 2006 Form 10-KSB filed with the SEC on May 18, 2007. The roll-forward of this restatement is disclosed in Note N to these financial statements.

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

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s former Chairman for the principal, interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s former Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $57,000 at December 31, 2005 and June 30, 2006 and is recorded in accounts payable and accrued expenses.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s Chairman. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $358,000 and $388,000 as of December 31, 2005 and June 30, 2006, respectively.

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

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	August 31 ,2007

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Datameg Corporation for the three months ended June 30, 2006;

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
August 31, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Datameg Corporation, a Delaware corporation (the "Company"), on Form 10-QSB for the three months ending June 30, 2006, as filed with the Securities and Exchange Commission (the "Report"), I, James Murphy, Chairman and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ JAMES MURPHY
James Murphy
Chief Executive Officer
August 31, 2007

End of Filing