Form 10QSB/A
period 2006-09-30
DATAMEG CORP
filed 2007-10-26
CIK 716749

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

DATAMEG CORPORATION
(A Development Stage Enterprise)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2006	2005
	(unaudited)
CURRENT ASSETS	(Restated – Note N)

Cash and cash equivalents	$ 11,190	$ 11,936
Accounts receivable, net	-	7,100
Inventory	152,478	159,788
Total Current Assets	163,668	178,824

PROPERTY AND EQUIPMENT - NET	-	367

OTHER ASSETS

Goodwill	206,746	206,746
Prepaid and deferred expenses	13,517	27,187
Deposits	7,218	7,218

Total Other Assets	227,481	241,151

TOTAL ASSETS	$ 391,149	$ 420,342

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 2,721,549	$ 2,689,909
Deferred revenue	9,705	7,344
Due to related parties	75,710	56,760
Convertible promissory notes, net of amortization	224,063	267,949
Notes payable	1,108,015	843,809
Total Current Liabilities	4,139,042	3,865,771

NOTES PAYABLE - LONG-TERM PORTION	110,000	-

TOTAL LIABILITIES	4,249,042	3,865,771

MINORITY INTEREST	(67,939)	(67,939)

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value; 493,000,000 shares authorized,
335,388,485 and 320,458,313 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	33,539	32,046
Additional paid-in capital	31,298,129	30,211,296
Stock to be issued	9,750	375,763
Stock subscriptions receivable	(420,056)	(420,056)
Accumulated deficit during development stage	(34,711,316)	(33,576,539)

Total Stockholders' Deficit	(3,789,954)	(3,377,490)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 391,149	$ 420,342

The accompanying notes are an integral part of these consolidated financial statements.

DATAMEG CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)
					From Inception
					on January 13,
	For the Three Months		For the Nine Months		1999 Through
	Ended September 30,		Ended September 30,		September 30,
	2006	2005	2006	2005	2006

NET SALES	$ -	$ 3,722	$ 26,039	$ 20,665	$117,640
COST OF SALES	-	13,856	10,195	20,884	76,838

GROSS MARGIN	-	(10,134)	15,844	(219)	40,802

OPERATING EXPENSES
General and administrative	227,138	1,426,237	791,429	3,017,852	23,602,956
Selling and marketing	-	27,684	63,164	97,469	2,341,836
Research and development	-	234,131	94,259	694,430	6,243,606

Total Operating Expenses	227,138	1,688,052	948,852	3,809,751	32,188,398

LOSS FROM OPERATIONS	(227,138)	(1,698,186)	(933,008)	(3,809,970)	(32,147,596)

OTHER INCOME (EXPENSES)
Interest expense	(42,366)	(445,875)	(201,902)	(1,338,713)	(2,918,796)
Interest income	-	-	-	-	225
Gain (loss) on disposal of property and equipment	-	-	-	12	(1,422)
Loss on litigation	(11,867)	-	(11,867)	-	(171,107)
Loss on acquisition fee	-	-	-	-	(123,950)
Loss on impairment of patents	-	-	-	-	(127,274)
Realized gain on sale of securities	-	-	-	-	8,530
Write off of Debt	4,000		12,000		523,860
Total Other Income (Expenses)	(50,233)	(445,875)	(201,769)	(1,338,701)	(2,809,934)

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST	(277,371)	(2,144,061)	(1,134,777)	(5,148,671)	(34,957,530)

PROVISION FOR INCOME TAXES	-	-	-	-	-

MINORITY INTEREST	-	-	-	-	246,214

NET LOSS	$ (277,371)	$ (2,144,061)	$(1,134,777)	$ (5,148,671)	$(34,711,316)

BASIC AND DILUTED:
Net loss per common share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted average shares outstanding	343,100,922	302,338,825	339,368,379	294,782,093

The accompanying notes are an integral part of these consolidated financial statements.

DATAMEG CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)
			From Inception
	For the Nine Months Ended		(January 13, 1999) to
	September 30,		September 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	(1,134,777)	(5,148,671)	(34,711,316)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATIONS:
Depreciation	367	25,068	91,301
Stock issued for purchase of in-process research and development	-	-	870,600
Write-down of common stock subscription receivable	-	-	-
Common shares issued for services or reimbursement	382,122	226,371	13,045,569
Vesting of stock options issued for services	257,213	1,574,903	5,560,479
Property and equipment given in lieu of cash for services	-	-	15,475
Realized gain on sale of investments	-	-	(8,530)
(Gain) Loss on sale of property and equipment	-	(12)	13
Loss on acquisition fee	-	-	123,950
Loss on disposal of property and equipment	-	-	1,459
Loss on impairment of patent	-	-	127,274
Loss on litigation	11,867	-	171,107
Minority interest	-	-	(154,550)
Stock issued in lieu of financing costs	-	-	140,250
Write-off of debt	(12,000)	-	(523,860)
Amortization of beneficial conversion	-	-	1,332,516
CHANGES IN OPERATING ASSETS
AND LIABILITIES:
Decrease in accounts receivable	7,100	50	-
(Increase) Decrease in inventory	7,310	(57,745)	(152,478)
(Increase) Decrease in prepaid and deferred expenses	13,670	27,885	(3,400)
Decrease in deposits	-	-	24,752
Increase in accounts payable and accrued expenses	33,571	461,958	2,913,903
Increase in deferred revenues	2,361	15,624	9,705
Increase in related party payables	18,950	-	266,632
NET CASH USED IN OPERATIONS	(412,246)	(2,874,569)	(10,859,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(87,664)	(96,957)
Payments for intangible assets	-	-	(127,274)
Payments for security deposits	-	-	(91,532)
Investment in subsidiary	-	-	(149,312)
Purchase of investments	-	-	(20,000)
Sales of investments	-	-	28,530
NET CASH USED IN INVESTING ACTIVITIES	-	(87,664)	(456,545)
DATAMEG CORPORATION
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows (Continued)
(unaudited)
			From Inception
	For the Nine Months Ended		(January 13, 1999) to
	September 30,		September 30,
	2006	2005	2006

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	-	-	26,000
Payments on shareholder loan	-	(9,286)	(26,000)
Proceeds from short-term loans	-	-	130,909
Payments on capital lease obligation	-	-	(32,002)
Proceeds from issuance of common stock	175,000	1,000	4,687,967
Proceeds from stock to be issued	-	-	1,943,963
Proceeds from investment in subsidiary	-	-	25,000
Proceeds from issuance of warrants	-	-	25,000
Payments on promissory notes	(5,000)	-	(145,349)
Payment for treasury stock	-	-	(125,392)
Proceeds from issuance of convertible notes	-	-	2,501,672
Proceeds from issuance of promissory notes and debentures	241,500	2,990,099	2,315,116
NET CASH PROVIDED BY FINANCING ACTIVITIES	411,500	2,981,813	11,326,884

NET CHANGE IN CASH	(746)	19,580	11,190

CASH, BEGINNING OF PERIOD	11,936	-	-

CASH, END OF PERIOD	$11,190	$19,580	$11,190

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING

AND FINANCING ACTIVITIES:
Financing of property and equipment with capital lease	$ -	$ -	$42,540
Issuance of stock in exchange for notes receivable	$ -	$ -	$656,251
Issuance of stock in exchange for promissory notes	$ -	$1,265,847	$304,155
Stock issued as a reduction of ’Stock to be Issued’	$ 366,013	$1,626,414	$3,917,184
Stock issued in lieu of deferred financing costs	$ -	$ -	$140,250
Stock issued in lieu of deferred compensation	$ -	$ -	$47,400
Stock issued in purchase of subsidiary	$ -	$ -	$483,658
Stock issued as a reduction of amounts due to stockholders	$ -	$ -	$220,500
Conversion of notes payable to common stock	$ 64,087	$ -	$763,441

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$ -	$ -	$6,612
Income taxes paid	$ -	$ -	$ -

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

CASCommunications had no recorded assets as of September 30, 2006 and had a loss before minority interest of zero for the three and nine months ended September 30, 2006 due to the lack of activity in 2006. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of September 30, 2006.

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

E. CONVERTIBLE NOTES:

During the period of April through December 2004, the Company entered into agreements to issue convertible notes in the aggregate amount of $1,088,995 and convertible into an aggregate of approximately 23,392,000 shares. The notes automatically converted to shares on the respective conversion dates. A beneficial conversion value was recognized as debt discount and paid in capital was added in the amount of $855,328. For the year ended December 31, 2005, the discount amortized to interest expense was approximately $847,000. By September 30, 2006, all of the notes had been converted..

F. CONVERTIBLE NOTES WITH DETACHABLE WARRANTS

In the period January through December 2005, the Company entered into agreements to issue convertible notes with detachable warrants in the amount of $1,627,507. The convertible notes accrue simple interest at an annual rate of either 1.47% or 5.0% and convert any time between three and six months of the date of the agreement or upon the automatic conversion date, which ever comes first. The Company elected to allow certain investors to accelerate the conversions. The notes converted or are to be converted into approximately 30,500,000 shares. The notes converted into 30,494,538 shares during 2005. The Company issued 25,542,871of these shares during 2005, and the balance of 4,951,667 shares were issued in the first and second quarters of 2006. The detachable warrants issued during 2005 were valued under a Black-Scholes model and a debt discount of approximately $725,000 was recorded and added to paid-in capital. In addition, a beneficial conversion value of approximately $1,300,000 was recognized as a debt discount and added to paid-in capital and amortized to interest expense during 2005. The principal balance owed on these notes at September 30, 2006 and December 31, 2005 was $224,063 and $267,949, respectively.

G. DUE TO STOCKHOLDERS AND OFFICERS

As of December 31, 2005 and September 30, 2006, the Company was indebted to officers and stockholders in the amounts of $56,760 and $75,710, respectively, for expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation, which is included in accounts payable and accrued expenses. Interest was not imputed due to its immaterial impact on the financial statements.

H. PROMISSORY NOTES

Note 1: On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The principal balance at September 30, 2006 and December 31, 2005 was $596,802, while accrued interest and legal fees totaled $439,399 and $372,183 as of September 30, 2006 and December 31, 2005, respectively. Accrued interest and legal fees have been reclassified to accounts payable and accrued expenses (see Note N for restatement details).

Note 2: In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s former Chairman. The promissory note has a stated interest rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note. Since default, additional interest of 2% per thirty calendar day period has been accruing as liquidated damages. The principal balance at September 30, 2006 and December 31, 2005 was $247,007. According to the Company, its independent legal counsel, and various Florida statutes, it is considered unlawful for a creditor to charge in excess of 18% interest per annum on a note of this nature. The Company has concluded that excess interest expense had been recorded since the Company defaulted on the loan. Accordingly, accrued interest and interest expense were reduced by approximately $38,000 and $15,000 during the years ended December 31, 2005 and 2006, respectively, resulting in accrued interest balances of $155,746 and $111,153 at September 30, 2006 and December 31, 2005, respectively, which has been reclassified to accounts payable and accrued liabilities. The restatement of the December 31, 2005 financial statements is disclosed in Note T filed with the 2006 Form 10-KSB filed with the SEC on May 18, 2007. The roll-forward of this restatement is disclosed in Note N to these financial statements.

Note 3: In July 2004, the Company received a letter from a law firm representing former counsel to the Company concerning fees and costs totaling approximately $245,000 for which former counsel rendered invoices to the Company. On July 21, 2006, the Company signed a settlement and mutual release and promissory note with former counsel, whereby the Company shall pay the principal sum of $155,000 plus 6% interest per annum as follows:

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

Notwithstanding the payment schedule, former counsel agrees to waive all accrued and unpaid interest if the Company pays the sum of $155,000.00 by December 1, 2007. At September 30, 2006, no payments had yet come due, resulting in current portion of $45,000 and $110,000 long-term portion. Since the events leading to the settlement were in existence at December 31, 2005, management recorded the write-down of approximately $90,000 as other income during the year ended December 31, 2005. The restatement of the December 31, 2005 financial statements is disclosed in Note T filed with the 2006 Form 10-KSB filed with the SEC on May 18, 2007. The roll-forward of this restatement is disclosed in Note N to these financial statements.

Note 4: On March 28, 2006, the Company issued unsecured promissory notes for back compensation due in the aggregate of $224,206 to 3 Ohio software consultants. These notes are to be paid in 6 quarterly installments and bear interest of 7% per annum. At September 30, 2006, $5,000 in payments had been made on the notes, resulting in total principal balance of $219,206. Since the events leading to the settlement were in existence at December 31, 2005, management recorded the write-down of approximately $79,500 as other income during the year ended December 31, 2005. Accrued interest of $11,610 is included in accounts payable and accrued expenses. The restatement of the December 31, 2005 financial statements is disclosed in Note T filed with the 2006 Form 10-KSB filed with the SEC on May 18, 2007. The roll-forward of this restatement is disclosed in Note N to these financial statements.

Summary of principal payments due on promissory notes is as follows:

	September 30, 2006	December 31, 2005
Note 1	$596,802	$596,802
Note 2	247,007	247,007
Note 3	155,000	-
Note 4	219,206	-
Total principal	1,218,015	843,809
Less long-term portion (Note 3)	(110,000)	-
Total current portion	$1,108,015	$843,809

I. OTHER LIABILITIES

Restatement:

During 2006 and 2007, the Company entered into several settlement agreements reducing existing obligations recorded in accounts payable and accrued liabilities. Since the events leading to the settlements were in existence at December 31, 2005, management considers the settlement Type 1 Subsequent Events pursuant to Statement on Auditing Standards No. 1, Section 560, requiring the impact of the settlements to be reflected as of the applicable balance sheet date to more ensure the financials are not misleading. The notes resulted in write-off of debt due to settlement of $38,496 and $197,761 during the years ended December 31, 2006 and 2005, respectively. Management and legal counsel also determined that the statute of limitations had expired on several liabilities or their collection was remote based on aging and lack of collection efforts by creditors. Based on AU 560, liabilities totaling $314,099 were also written off at December 31, 2005. To compensate for any creditors that may seek payment, the Company set up a reserve of approximately 25% of the remaining accounts payable and applicable accrued liabilities at December 31, 2005. The total reserve of $48,000 will be amortized quarterly to other income over 3 years commencing the first quarter of 2006. Debt written off during 2006 and 2005 totaled $54,496 (including $16,000 of reserve amortization) and $511,860, respectively. No debt was written off during the nine months ended September 30, 2006 or 2005, but $4,000 of accounts payable reserve was amortized to other income during each of the quarters ended March, June, and September 2006 and 2005. The restatement of the December 31, 2005 financial statements is disclosed in Note T filed with the 2006 Form 10-KSB filed with the SEC on May 18, 2007. The roll-forward of this restatement is disclosed in Note N to these financial statements.

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

On March 9, 2006, the Company entered into a contract with Robert B. Nelson appointing him Vice President, Worldwide Sales, for QoVox, Inc. Mr. Nelson’s compensation is comprised of a base salary with incentives for reaching specific gross sales and field trial goals and options to purchase 50,000 shares of the Company’s unregistered stock. The stock options to purchase 50,000 shares have not been issued as of September 30, 2006.

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

A stock certificate for 12,000,000 restricted shares, which was according to his agreement to be held in escrow, was inadvertently issued to Mr. Mortimer. Approximately $151,000 was expensed during the quarter ended September 30, 2005 based on estimated vesting milestones. The Company and Mr. Mortimer disagreed as to what portion of the 12 million shares vested and what portion should be returned to the Company at the price paid by Mr. Mortimer. Since the Company issued the shares to Mr. Mortimer and since no further consulting services were received, the Company expensed the remaining compensation value of the shares of approximately $410,000 during the quarter ended December 31, 2005, representing total compensation value expensed at approximately $560,000. On June 23, 2006, the Company entered into an agreement with Mr. Mortimer that 2 million shares have vested and 10 million shares shall be returned at no cost, thereby resulting in a reversal of $466,667, which was recorded during the third quarter of 2006. Management has determined to restate its December 31, 2005 financial statements, and subsequent interim filings, to record the net transaction during 2005 pursuant to AU560, as it more accurately reflects the substance of the transactions. The restatement of the December 31, 2005 financial statements is disclosed in Note T filed with the 2006 Form 10-KSB filed with the SEC on May 18, 2007. The roll-forward of this restatement is disclosed in Note N to these financial statements

In some of its former standard Stock Purchase Agreements, the Company granted some purchasers stock registration rights including a 2% monthly penalty for delayed registration, payable in additional shares. As of September 30, 2006, the Company has not met some of the registration requirements. While the Company intends to proceed with registration, we believe that the penalty is against Massachusetts’ public policy and is not payable or enforceable. If our belief is incorrect, the estimated loss will consist of the issuance of approximately 2,006,189 additional shares.

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

K. STOCK SUBSCRIPTION RECEIVABLE

On March 5, 2004, the Company entered into a stock subscription agreement with a foreign investor to purchase (the Investor) 2,941,176 shares of the Company’s common stock at a purchase price of $0.17 per share. On April 1, 2004, the Investor made an initial subscription payment of $80,000 and the Company issued and delivered the full 2,941,176 shares of restricted Common Stock to the Investor with the understanding that the investor was sending the Company the $420,000 balance and a stock subscription receivable was duly recorded on the Company’s books in the amount of $420,000. On April 14, 2004, the Investor notified the Company of the Investor’s intent not to invest further in the Company. The Company offered to issue a new stock certificate in the amount of 470,588 shares to accommodate the $80,000 initial subscription payment in exchange for the Investor’s return of the stock certificate issued and delivered to the Investor on April 1, 2004 for the full share amount of 2,941,176 shares. The Investor refused the Company’s exchange offer and has continued to refuse to return the stock certificate for 2,941,176 shares.

L. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006
Net Loss (numerator)	(2,144,061)	(277,371)	(5,148,671)	(1,134,777)
Weighted Average Shares (denominator)	302,338,825	343,100,922	294,782,093	339,368,379
Basic and diluted net loss per commons share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options and warrants granted as of September 30, 2006 and 2005 are not included in the calculation of diluted EPS as their inclusion would be anti-dilutive.

M. OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At September 30, 2006, current liabilities exceeded current assets by $3,975,374. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

N. RESTATEMENT OF SEPTEMBER 30, 2006 FINANCIALS

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

The restated financials for the quarter ended September 30, 2006 are included in this Form 10- QSB/A.. Details of the adjustments made to the Company’s December 31, 2005 financials are described in Note T of the 2006 Form 10-KSB. The affects of the restatement on the quarter ended September 30, 2006 are as follows:
		Unaudited	Roll Forward	9/30/2006	Additional	Additional	Additional	Unaudited
		Balance	of 12/31/05	Balances	3/31/2006	6/30/2006	9/30/2006	Balance
	12/31/2005	9/30/2006	Restatement	Rolled	Restatement	Restatement	Restatement	9/30/2006	Reference
Consolidated Balances	(Restated)	(Original)	Adjusments	Forward	Adjustments	Adjustments	Adjustments	(Restated)	#

Cash and cash equivalents	11,936	11,190	-	11,190	-	-	-	11,190
Accounts receivable	7,100	-	-	-	-	-	-	-
Inventory	159,788	152,478	-	152,478	-	-	-	152,478
Property, plant and equipment (net)	367	11,532	(91,351)	(79,819)	11,468	(23,001)	91,352	-	(1)
Goodwill	206,746	206,746	-	206,746	-	-	-	206,746
Prepaid and deferred expenses	27,187	392	26,000	26,392	(13,000)	(13,000)	17,500	13,517	(1)
							(4,375)		(1)
Deposits	7,218	7,218	-	7,218	-	-	-	7,218
Accounts payable & accrued expenses	(2,689,909)	(3,215,266)	14,581	(3,200,685)	4,000	4,000	4,000	(2,721,549)	(2)
				-	(41,137)	(38,790)	576,317		(3)
					(6,794)		(4,960)		(3)
							(17,500)		(1)
Deferred revenue	(7,344)	(9,705)	-	(9,705)	-	-	-	(9,705)
Due to related parties	(56,760)	(75,710)	-	(75,710)	-	-	-	(75,710)
Capital lease obligation	-	(8,302)	8,302	-	-	-	-	-
Convertible subordinated debentures	-	(20,000)	20,000	-	-	-	-	-
Convertible promissory notes	(267,949)	(252,378)	16,561	(235,817)	6,794	-	4,960	(224,063)	(3)
Notes payable - current	(843,809)	(1,087,689)	521,064	(566,625)	41,137	38,790	(576,317)	(1,108,015)	(3)
							(45,000)		(3)
Notes payable - long term	-	(155,000)	-	(155,000)	-	-	45,000	(110,000)	(3)
Minority interest	67,939	67,939	-	67,939	-	-	-	67,939
Common stock	(32,046)	(34,539)	1,000	(33,539)	-	-	-	(33,539)
Additional paid-in capital	(30,211,296)	(30,993,933)	63,367	(30,930,566)	(682,663)	(23)	315,123	(31,298,129)	(4)
Stock subscriptions receivable	420,056	469,556	(49,500)	420,056	-	-	-	420,056
Stock to be issued	(375,763)	(280,813)	(96,500)	(377,313)	682,663	23	(315,123)	(9,750)	(4)
Accumulated deficit	27,470,035	34,837,936	(433,524)	34,404,412	13,000	13,000	-	34,433,945
					(11,468)	23,001
					(4,000)	(4,000)
Net loss	6,106,504	368,348		368,348			4,375	277,371	(1)
							(91,352)		(1)
							(4,000)		(2)
Total	-	-	-	-	-	-	-	-

1) During 2005, the Company capitalized certain software licensed as intangible assets (reported with net property, plant and equipment) it had planned to amortize over three years. Upon further review of the license agreement, management determined that the proper accounting treatment was to expense these costs. Accordingly, the intangible asset was reclassified to expense or deferred expenses during 2005. The deferred expense represents invoices received for use of the software over the subsequent year. The Company ratably amortizes the deferred expense to license expense, resulting in amortization of $13,000 for each of the quarters ended March 31, June 30, and September 30, 2006. To correct the timing effects of the December 31, 2005, and March 31 and June 30, 2006 adjustments made to remove the capitalized software and its related accumulated amortization, and zero out property and equipment (remaining property and equipment were fully depreciated), amortization of $11,468 was reversed during the quarter ended March 31, 2006, amortization of $23,001 was recorded during the quarter ended June 30, 2006, and software license expense of $102,885 netted with amortization of $11,533 was reversed (net of $91,352) during the quarter ended September 30, 2006.

(2) As disclosed in Note M to the financials included in the March 2007 Form 10-QSB filed with the SEC on May 21, 2007, the Company wrote off a significant amount of debt during the fourth quarters of 2006 and 2005. To allow for possible collections by creditors in the future, the Company set up a reserve it plans to amortize over three years to other income. Amortization to other income totaled $4,000 for each of the quarters ended March 31, June 30, and September 30, 2006.

(3) These items are not restatements, rather reclassifications between long-term and current portion, and reclassification of accrued interest from the notes payable accounts to accrued expenses to conform to current period presentation. As of September 30, 2006, the Company had started reporting accrued interest with accounts payable and accrued expenses, so the roll-forward of prior segregation needed to be reversed, resulting in the $576,317 increase in notes payable during the quarter.

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

On August 15, 2007, Datameg Corporation, a Delaware corporation (the "Parent" or "Datameg"), AM Acquisition Corporation, a Massachusetts corporation and a wholly-owned subsidiary of Datameg ("Sub"), American Marketing & Sales, Inc., a Massachusetts corporation ("Company"), and the holders of capital stock of the Company (the "Principal Shareholders") with respect to certain provisions only, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Sub will be merged with and into the Company (the "Merger"), with Company continuing after the Merger as the surviving corporation and a wholly-owned subsidiary of Datameg.

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

Our products are deployed throughout the service providers’ networks. Our products check that calls can be connected properly across these network and measure the voice quality between various points in the networks.

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

First, the sales cycle for these types of systems solutions is often 12-15 months, from the start of the vendor selection to the customer acceptance of the installed system. With the early phases of the two field trials completed, we are now seeking orders from these companies, as we work with them to plan their deployment and operation. These contracts typically require systems to be deployed in numerous sites across the service providers’ network; therefore, the time to install the systems can be significant

Second, we anticipate more field trials in various telecom and service providers throughout the industry and we expect this to increase once we have developed our sales channel. These are important evaluations and a critical phase in the sales cycle. If successful, they generally lead to the purchase and deployment of the system.

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

Recent Developments

On February 16, 2006, the Company announced that it has appointed Lehman Bros. Managing Director John T. Grady Jr. to its Board of Directors.

February 27, 2006 the Company announced that it has appointed Bob Nelson as Vice President, Worldwide Sales, for its QoVox subsidiary. Reporting to Jim Murphy, Chairman of Datameg, Nelson will be responsible for sales and marketing of QoVox's VoIP quality assurance technology suite to telecommunications service providers and enterprise customers.

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to September 30, 2006, we generated less than $100,000 in total revenue. We have a cumulative net loss of approximately $34.7 million since inception through September 30, 2006. These losses are principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. We expect our net losses to continue, and we do not know if or when we will reach profitability.

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

(b)  Internal Control Over Financial Reporting

During the course of the Company’s preparation of its 2004 financial statements, including the audit of those financial statements by the Company’s independent registered public accounting firm, five material weaknesses in the Company’s internal control over financial reporting were identified.  These material weakness were (1) the lack of an independent audit committee, (2) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (3) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (4) the lack of a significant segregation of duties or review of financial transactions and (5) the lack of documentation of controls and accounting procedures. Although some improvements have been made, these material weaknesses still exist as of September 30, 2006.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $969,000 and $1,036,000 as of December 31, 2005 and September 30, 2006, respectively.

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

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $568,382, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. The balance including accrued interest and legal fees was approximately $969,000 and $1,036,000 as of December 31, 2005 and September 30, 2006, respectively.

On December 18, 2001, the Company entered into a short-term loan agreement with an investor for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s former Chairman for the principal, interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s former Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $57,000 at December 31, 2005 and September 30, 2006 and is recorded in accounts payable and accrued expenses.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through September 30, 2003 in the amount of $247,507. The note was guaranteed personally by the Company’s Chairman. The promissory note accrues interest at a rate of 18% per annum and was due and payable on August 15, 2003. No significant payments have been made to date and the Company is in default with respect to this note and since default, additional interest of 2% per thirty calendar day period accrues as liquidated damages. The balance including accrued interest was approximately $358,000 and $403,000 as of December 31, 2005 and September 30, 2006, respectively.

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

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	August 31, 2007

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