Form 10QSB
period 2007-09-30
DATAMEG CORP
filed 2007-11-13
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 373,983,231 shares of common stock outstanding as of October 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX

Datameg Corporation

(A Development Stage Company)

Consolidated Financial Statements (unaudited)

For the Nine Months Ended September 30, 2007 and 2006

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2007	2006
CURRENT ASSETS	(unaudited)

Cash and cash equivalents	$ 5,703	$ 71,626
Accounts receivable, net	-	-
Inventory	163,400	163,400

Total Current Assets	169,103	235,026

PROPERTY AND EQUIPMENT - NET	7,387	-

OTHER ASSETS

Goodwill	206,746	206,746
Prepaid expenses	-	8,750
Deposits	7,218	7,218

Total Other Assets	213,964	222,714

TOTAL ASSETS	$ 390,454	$ 457,740

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 3,234,243	$ 2,765,551
Deferred revenue	-	-
Due to related parties	227,790	57,510
Notes payable	1,103,015	1,108,015

Total Current Liabilities	4,565,048	3,931,076

NOTES PAYABLE - LONG-TERM PORTION	70,000	100,000

TOTAL LIABILITIES	4,635,048	4,031,076

MINORITY INTEREST	(67,939)	(67,939)

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value; 493,000,000 shares authorized,
373,983,231 and 343,100,922 shares issued and outstanding,
at June 30, 2007 and December 31, 2006, respectively	37,399	35,939
Additional paid-in capital	32,506,865	31,764,672
Stock subscriptions receivable	(315,056)	(315,056)
Stock to be issued	82,970	93,750
Accumulated deficit during development stage	(36,488,833)	(35,084,702)

Total Stockholders' Deficit	(4,176,655)	(3,505,397)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 390,454	$ 457,740

See accompanying notes to the financial statements.

DATAMEG CORPORATION
(A Development Stage Company)
Consolidated Statements of Operations
(unaudited)
					From Inception
					on January 13,
	For the Three Months		For the Nine Months		1999 through
	Ended September 30,		Ended September 30,		September 30,
	2007	2006	2007	2006	2007

NET SALES	$ -	$ -	$ -	$ 26,039	$ 134,845

COST OF SALES	-	-	-	10,195	66,740

GROSS MARGIN	-	-	-	15,844	68,105

OPERATING EXPENSES

General and administrative	272,817	227,138	1,096,556	791,429	24,910,368
Selling and marketing	23,591	-	114,537	63,164	2,496,244
Research and development	30,999	-	94,559	94,259	6,501,954

Total Operating Expenses	327,407	227,138	1,305,652	948,852	33,908,566

LOSS FROM OPERATIONS	(327,407)	(227,138)	(1,305,652)	(933,008)	(33,840,461)

OTHER INCOME (EXPENSES)

Interest expense	(38,575)	(42,366)	(115,063)	(201,902)	(3,062,528)
Interest income	-	-	-	-	225
Gain (loss) on disposal of property and equipment	-	-	-	-	(1,422)
Loss on litigation	-	(11,867)	-	(11,867)	(171,107)
Loss on acquisition fee	-	-	-	-	(123,950)
Loss on impairment of patents	-	-	-	-	(127,274)
Realized gain on sale of securities	-	-	-	-	8,530
Write off of debt	4,000	4,000	12,000	12,000	578,356
Other income	-	-	4,584	-	4,584

Total Other Income (Expenses)	(34,575)	(50,233)	(98,479)	(201,769)	(2,894,586)

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST	(361,982)	(277,371)	(1,404,131)	(1,134,777)	(36,735,047)

PROVISION FOR INCOME TAXES	-	-	-	-	-

MINORITY INTEREST IN
SUBSIDIARIES’ LOSSES	-	-	-	-	246,214

NET LOSS	$ (361,982)	$ (277,371)	$ (1,404,131)	$ (1,134,777)	$ (36,488,833)

BASIC AND DILUTED:
Net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	373,983,231	343,100,922	367,053,278	339,368,379

See accompanying notes to the financial statements.

	DATAMEG CORPORATION (A Development Stage Company) Consolidated Statements of Cash Flows (unaudited)

			From Inception
			on January 13,
	For the Nine Months		1999 through
	Ended September 30,		September 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (1,404,131)	$ (1,134,777)	$ (36,488,833)
Adjustments to reconcile net loss to net cash			-
used in operating activities:			-
Depreciation	1,367	367	92,668
Stock issued for purchase of in-process research and development	-	-	870,600
Write-down of common stock subscription receivable	-	-	105,000
Common shares issued for services or reimbursement	142,070	382,122	13,041,017
Vesting of stock options issued for services	96,483	257,213	5,728,109
Property and equipment given in lieu of cash for services	-	-	15,475
Realized gain on sale of investments	-	-	(8,530)
(Gain) Loss on sale of property and equipment	-	-	13
Loss on acquisition fee	-	-	123,950
Loss on disposal of property and equipment	-	-	1,459
Loss on impairment of patent	-	-	127,274
Loss on litigation	-	11,867	171,107
Minority interest	-	-	(154,550)
Stock issued in lieu of financing costs	-	-	140,250
Write-off of debt	(12,000)	(12,000)	(578,356)
Amortization of beneficial conversion	-	-	1,332,516

Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable	-	7,100	-
(Increase) Decrease in inventory	-	7,310	(163,400)
(Increase) Decrease in prepaid and deferred expenses	8,750	13,670	10,117
Decrease in deposits	-	-	24,752
Increase(Decrease) in accounts payable and accrued expenses	480,692	33,571	3,433,599
Decrease in deferred revenues	-	2,361	-
Increase (Decrease) in related party payables	20,280	18,950	268,712

Net Cash Used by Operating Activities	(666,489)	(412,246)	(11,907,051)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(1,354)	-	(98,311)
Payments for intangible assets	-	-	(127,274)
Payments for security deposits	-	-	(91,532)
Investments in subsidiary	-	-	(149,312)
Purchases of investments	-	-	(20,000)
Sales of investments	-	-	28,530

Net Cash Used by Investing Activities	(1,354)	-	(457,899)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from shareholder loan	160,000	-	186,000
Payments on shareholder loan	-	-	(26,000)
Proceeds from short-term loans	-	-	130,909
Payments on capital lease obligation	-	-	(32,002)
Proceeds from issuance of common stock or subscriptions	476,920	175,000	7,794,850
Proceeds from investment in subsidiary	-	-	25,000
Proceeds from issuance of warrants	-	-	25,000
Payments on promissory notes	(35,000)	(5,000)	(183,000)
Payment for treasury stock	-	-	(125,392)
Proceeds from issuance of convertible notes	-	-	2,501,672
Proceeds from issuance of promissory notes and debentures	-	241,500	2,073,616

Net Cash Provided by Financing Activities	601,920	411,500	12,370,653

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(65,923)	(746)	5,703

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	71,626	11,936	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 5,703	$ 11,190	$ 5,703

	DATAMEG CORPORATION AND SUBSIDIARIES (A Development Stage Company) Consolidated Statements of Cash Flows (Continued)

		(unaudited)	From Inception
			on January 13,
	For the Nine Months		1999 through
	Ended September 30,		September 30,
	2007	2006	2007
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Financing of property and equipment with capital lease	$ -	$ -	$ 42,540
Issuance of stock in exchange for notes receivable	$ -	$ -	$ 656,251
Issuance of stock in exchange for promissory notes	$ -	$ -	$ 304,155
Stock issued as a reduction of ’Stock to be Issued’	$ 391,400	$ 366,013	$ 4,674,597
Stock issued in lieu of deferred financing costs	$ -	$ -	$ 140,250
Stock issued in lieu of deferred compensation	$ -	$ -	$ 47,400
Stock issued in purchase of subsidiary	$ -	$ -	$ 483,658
Stock issued as a reduction of amounts due to stockholders	$ -	$ -	$ 220,500
Conversion of notes payable to common stock	$ -	$ 64,087	$ 827,528
Stock and/or options issued for reduction of accounts payable and accrued expenses	$ -	$ -	$ -
Stock issued for purchase of computer equipment	$ 7,400	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ 6,612
Income taxes paid	$ -	$ -	$ -

See accompanying notes to the financial statements.

DATAMEG CORPORATION

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A. BASIS OF PRESENTATION AND ORGANIZATION

Datameg Corporation is a holding company focused through the Company’s subsidiaries on developing new technologies, software applications, and products primarily serving the telecommunications sector.

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

Datameg Corporation is in the process of acquiring two Massachusetts corporations, Computer Ctr.Com, Inc. and American Marketing and Sales, Inc. Computer Ctr.Com’s primary business is IT solutions, custom manufactured computer equipment, computer network engineering and management, PC support and repair services, digital video surveillance, data recovery, and hard drive forensics services, and on an unaudited basis reported $1,300,000 in gross revenue in 2006. American Marketing’s primary business is marketing and selling food service products and caterware, and on an unaudited basis reported approximately $9,800,000 gross revenue in 2006. The acquisition of each corporation is expected to close in Q4 2007.

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

During the years ended December 31, 2006 and 2005, QoVox recorded revenue of approximately $43,000 and $45,500, respectively, and had deferred revenue of approximately $0 and $7,000 as of December 31, 2006 and 2005, respectively. During the quarters ended September 30, 2007 and 2006, QoVox recorded no revenue or deferred revenue. QoVox is actively pursuing additional near term sales opportunities with its existing customer and others for its Network Assurance System and anticipates realization of these opportunities in the near term.

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

CASCommunications had no recorded assets as of December 31, 2006 and had a loss before minority interest of zero for the years ended December 31, 2006 and 2005 and the quarters ended September 30, 2007 and 2006 due to the lack of activity during those periods. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of September 30, 2007.

Datameg Corporation is a Delaware corporation that is a successor by merger as of April 27, 2005 to DataMEG Corp., which was a New York corporation incorporated in October 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of its common stock for 100% of the stock of Datameg Corporation, a Virginia corporation, which was incorporated in January 1999. The Company subsequently changed its name to Datameg Corporation and is the successor in business operations of the Virginia Datameg and New York Datameg. Virginia Datameg was terminated on May 31, 2001.

On April 27, 2005, we entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common shares. The Company also changed its par value from $0.01 to $0.0001 per share.

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

Intangible assets:

Intangible assets as of September 30, 2007 and 2006 consisted of goodwill related to the North Electric Company, Inc. merger in April 2002. Effective January 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS 142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill and impairment. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. The Company ascertained the fair value of its only reporting unit, QoVox Corporation, and determined that there was no impairment of goodwill as of September 30, 2007 and December 31, 2006. The fair value of the reporting unit was determined primarily through an income based valuation approach. Valuation methods based on the income approach utilize the expected economic earnings capacity of the reporting unit to estimate value. The expected future cash flows for the reporting unit were discounted at an appropriate risk adjusted discount rate. A market based valuation approach based on the Company’s quoted stock price was also considered but not heavily relied on because the Company’s stock is thinly traded at small dollar volumes. Additionally, there were no publicly traded guideline companies similar to the reporting unit for comparison.

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

Capital Structure:

SFAS No. 129, "Disclosure of Information about Capital Structure," requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company’s outstanding stock is comprised of 373,983,231 and 343,100,922 shares of voting common stock as of September 30, 2007 and December 31, 2006, respectively. In April 2003, the Company amended its certificate of incorporation with the state of New York to increase the number of authorized shares of stock to 340,000,000 shares of common stock. In January 2003, the Company announced a ten percent stock dividend that was payable to shareholders of record as of January 8, 2003 and was paid in June 2003. The number of shares issued and outstanding on January 8, 2003 was approximately 139,999,000 resulting in a stock dividend issuance of 13,999,900 shares in June 2003. As a result of the stock dividend, common stock increased and paid in capital decreased in the amount of $139,999 and there was no impact on the statement of operations. However, all earnings per share calculations were retroactively restated to include the stock dividend. In April 2005 we entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common shares. The Company also changed its par value from $0.01 to $0.0001 per share.

Reclassifications:

Some of the prior period balances have been reclassified to conform to current period presentation.

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

Advertising:

Advertising costs are charged to operations as incurred. For the three months ended September 30, 2007 and 2006, there were no advertising costs charged to operations.

Research and Development:

The Company expenses research and development costs as incurred.

Software Development Costs:

Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. As of December 31, 2005, certain costs were incurred subsequent to the establishment of technological feasibility and prior to the readiness of general release. These expenses were immaterial in nature and amount and therefore not capitalized. The Company also licenses from a third party the use of certain software that it utilizes in its products. These computer software license fees are expensed as incurred.

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

Segment Information:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. The Company has determined that it does not have any separately reportable business segments for the three and nine months ended September 30, 2007 and 2006.

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

SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)" issued September 2006

This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

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

C. INVENTORY

Inventory at September 30, 2007 and December 31, 2006 was $163,400, which was comprised of $29,662 in raw materials and $133,738 in finished goods.

The Company assembles finished goods for specific sale on approval contracts.

D. RELATED PARTY TRANSACTIONS

As of September 30, 2007 and December 31, 2006, the Company was indebted to officers and stockholders in the amount of $227,790 and $57,510, respectively, for advances received and expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation. Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

E. PROMISSORY NOTES

Note 1: On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $596,802, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. Accrued interest on the note totaled $529,020 and $461,804 at September 30, 2007 and December 31, 2006, respectively.

Note 2: In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the note’s inception and totaled approximately $208,000 at December 31, 2006. No significant payments have been made to date and since August 15, 2003, the Company has been in default with respect to this note. In the event of default, the note requires additional interest of 2% per thirty calendar day period accrues as liquidated damages. According to the Company, its independent legal counsel, and various Florida statutes, it is considered unlawful for a creditor to charge in excess of 18% interest per annum on a note of this nature. The Company has concluded that excess interest expense of approximately $53,000 has been recorded since the Company defaulted on the loan. Accordingly, accrued interest and interest expense were reduced by approximately $15,000 and $38,000 during the years ended December 31, 2006 and 2005, respectively, resulting in claimed accrued interest balances of approximately $189,028 and $156,000 at September 30, 2007 and December 31, 2006, respectively. On June 25, 2007, the holder of Note 2 filed suit, seeking to have a judgment rendered against the Company for all amounts claimed due. (See additional comments in under "Litigation" below)

Note 3: In July 2004, the Company received a letter from a law firm representing former counsel to the Company concerning fees and costs totaling approximately $245,000 for which former counsel rendered invoices to the Company. On July 21, 2006, the Company signed a settlement and mutual release and promissory note with the former counsel, whereby the Company shall pay the principal sum of $155,000 plus interest at 6% per annum as follows:

  $10,000.00 on or before December 1, 2006 (paid),

  $15,000.00 on or before March 15, 2007 (paid),

  $10,000.00 on or before June 15, 2007 (paid),

  $10,000.00 on or before September 15, 2007 (paid),

  $10,000.00 on or before December 15, 2007,

  $10,000.00 on or before March 15, 2008,

  $10,000.00 on or before June 15, 2008,

  $10,000.00 on or before September 15, 2008,

  $10,000.00 on or before December 15, 2008,

  $10,000.00 on or before March 15, 2009, and

  $50,000.00 plus all accrued and unpaid interest on or before June 15, 2009.

Notwithstanding the payment schedule, former counsel agrees to waive all accrued and unpaid interest if the Company pays the sum of $155,000.00 by December 1, 2007. At September 30, 2007, the Company is current on its promissory note payments, resulting in a remaining balance of $110,000 ($40,000 current portion and $70,000 long-term), and $145,000 ($45,000 current portion and $100,000 long-term) at December 31, 2006. Since the events leading to the settlement were in existence at December 31, 2005, management recorded the write-down of approximately $90,000 as other income during the year ended December 31, 2005.

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

The Company has not yet made any payments on the notes, and is in default. Pursuant to the notes, payment shall become immediately due in the event of default. As such, the entire principal amount, plus accrued interest of approximately $27,089, has been classified as short-term debt. However, the validity of these promissory notes has been raised by QoVox Corporation in an action against the Ohio consultants as more fully discussed below under Litigation. Accordingly, interest has not been accrued during 2007.

Summary of principal amount of promissory notes payable are as follows:

	September 30, 2007	December 31, 2006
Note 1	$596,802	$596,802
Note 2	247,007	247,007
Note 3	110,000	145,000
Note 4	219,206	219,206
Total principal	1,173,015	1,208,015
Less long-term portion (Note 3)	(70,000)	(100,000)
Total current portion	$1,103,015	$1,108,015

F. STOCK TO BE ISSUED

Of the $93,750 balance of stock to be issued at December 31, 2006, $84,000 consisted of proceeds received in 2006 for 1,927,380 shares of common stock subsequently issued in the first quarter of 2007. The $82,970 balance at September 30, 2007 consists of a $9,750 signing bonus for 250,000 shares payable to the Company’s outside legal counsel, $55,000 in advances made for 1,833,333 shares of stock issued subsequent to September 30, 2007, $8,220 in services rendered payable with 182,665 common shares, and $10,000 in notes payable settled with 250,000 common shares.

G. STOCK SUBSCRIPTION RECEIVABLE

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

The Company is convinced of the merits of its claim against the investor and intends to institute a legal action to vindicate that claim in the fourth quarter of 2007. Given the uncertainties inherent in litigation, the Company took a charge of $105,000 (25%) against the receivable in the 4th quarter of 2006, resulting in a $315,056 balance at September 30, 2007 and December 31, 2006.

H. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Loss (numerator)	$ 361,982	$ 277,371	$ 1,404,131	$ 1,134,777
Weighted Average Shares (denominator)	373,983,231	343,100,922	367,053,278	339,368,379
Basic and diluted net loss per common share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Thus, options and warrants granted as of September 30, 2007 and 2006 are not included in the calculation of diluted EPS as their inclusion would be antidilutive.

I. GOING CONCERN, OPERATING LOSS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At September 30, 2007 and December 31, 2006, current liabilities exceeded current assets by $4,395,945 and $3,696,050, respectively. Once the Company closes the acquisition of the aforementioned Massachusetts corporations (Note A), it expects to no longer need to raise additional capital except from time to time for opportunities to significantly increase revenues and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

J. WRITE-OFF OF DEBT

During 2006 and 2007, the Company entered into several settlement agreements reducing existing obligations recorded in accounts payable and accrued liabilities. Since the events leading to the settlements were in existence at December 31, 2005, management considers the settlement Type 1 Subsequent Events pursuant to Statement on Auditing Standards No. 1, Section 560, requiring the impact of the settlements to be reflected as of the applicable balance sheet date to more ensure the financials are not misleading. The notes resulted in write-off of debt due to settlement of and $38,496 and $197,761 during the years ended December 31, 2006 and 2005, respectively. Management and legal counsel also determined that the statute of limitations had expired on several liabilities or their collection was remote based on aging and lack of collection efforts by creditors. Based on AU 560, liabilities totaling $314,099 were also written off at December 31, 2005. To compensate for any creditors that may seek payment, the Company set up a reserve of approximately 25% of the remaining accounts payable and applicable accrued liabilities at December 31, 2005. The total reserve of $48,000 will be amortized quarterly to other income over 3 years commencing the first quarter of 2006. Debt written off during the fourth quarters of 2006 and 2005 totaled $38,496 and $511,860, respectively. Amortization of the reserve totaled $4,000 for each of the quarters ended September 30, 2007 and 2006.

K. EVENTS THIS QUARTER

On July 25, 2007, Datameg Corporation announced the appointment of Winthrop Sargent as contracted Vice President of Finance. Sargent, currently divisional group head at Gagnon Capital Advisors, a Boston capital advisory firm, will oversee all of Datameg's internal financial systems and reports.

Mr. Jim Kristof moved from the position of Vice President of Engineering for QoVox to the same position with NetSymphony, and then resigned his position with NetSymphony, forfeiting his options to purchase Datameg Corporation common shares.

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

L. SUBSEQUENT EVENTS

In the 2nd quarter of 2007, Mr. Roger Lingle moved from the position of Chief Executive Officer of QoVox to the same position with NetSymphony. During the 4th quarter of 2007, Mr. Lingle resigned his position with QoVox.The NetSymphony plans and engineering designs developed by Messrs Lingle, Stewart and Kristof in the 2nd and 3rd quarters of 2007 have been subcontracted to QoVox for production of a working prototype with delivery currently schedule for December 2007.

On November 2, 2007, the Board of Directors authorized the issuance of 4,393,498 shares of restricted common stock to nine investors at $.03 per share for total proceeds of approximately $132,000. The shares are to be issued during the 4th quarter of 2007. At September 30, 2007, $55,000 in deposits had been paid to the Company by the investors.

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
    IP Measurement Technology: NetSymphony now has as employees IP measurement experts that have developed products that should be very successful commercially. This team will introduce IP measurement solutions in 2008 that will be the most advanced in the industry.
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

Liquidity and Capital Resources

Due to acquisitions current cash on hand and projected cash on hand is now adequate to execute our plan of operation based on loans from the companies being acquired. After the closings, we expect to no longer continue to seek additional financing through the offering and sale of our securities in order to satisfy our immediate and short term cash needs. Given the losses incurred to date and the lack of substantial revenue generated, we have little or no access to conventional debt markets. Funding to support both short and midterm requirements for product development and launch will be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from customer revenue in the future. The Company expects significant revenue in the second half of 2007. However, until the Company’s products generate significant revenue from a customer, future cash flows cannot be meaningfully projected.

During the quarter ended September 30, 2007, we accepted the following subscription agreements and associated warrants (if any), for which stock will be issued during the 4th quarter of 2007:
Purchased	Investor	Amount	Share Price	Number of Shares	Strike Price	Warrants	Expiration
7/6/2007	John O'Connell	$25,000	0.03	833,333
7/12/2007	Thomas Perkins	$30,000	0.03	1,000,000	0.06	250,000	7/11/2009
7/16/2007	John O'Connell	$10,000	0.04	250,000
		$65,000		2,083,333		250,000

In addition, we issued stock and associated warrants (if any), for which stock will issued during the 4th quarter of 2007 to the following individuals and reduced the accounts payable to them accordingly:
Purchased	Individual	Amount	Share Price	Number of Shares	Strike Price	Warrants	Expiration
9/10/2007	Terry Clarke in lieu of billing	$5,480	0.045	121,777
9/10/2007	Lynn Kettleson in lieu of billing	$2,740	0.045	60,888
		$8,220		182,665

During the quarter ended September 30, 2007, we did not issue any restricted stock.

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

Software Development Costs

Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. In 2004, certain costs were incurred subsequent to the establishment of technological feasibility and prior to the readiness of general release. These expenses were immaterial in nature and in total and therefore not capitalized. We also license from a third party the use of certain software that we utilize in our products. These computer software license fees are expensed as incurred.

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to September 30, 2007, we generated approximately $135,000 in total revenue. We have a cumulative net loss of approximately $36 million since inception through September 30, 2007. These losses are principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. We expect our net losses to continue, and we do not know if or when we will reach profitability.

Dependence on Distributor Acceptance. Our sales for the foreseeable future are expected to come from Internet telephony service providers and telecommunications network equipment OEMs. We expect that carriers will integrate our product into services they offer to their aggregated subscriber base. We expect OEMs will incorporate the QoVox Network Assurance Systems into their products once QoVox' Active Monitoring System becomes a network monitoring option. We cannot assure you that we will receive orders from our prospective distribution partners sufficient to provide cash from operations in amounts required to sustain profitable operations. Additionally, we cannot assure you that our products will be adopted at the rate we forecast. Any decrease in the adoption rate could adversely affect our performance.

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

Dependence on Product Requirements of Customers. Our success prior to acquiring the new companies depended significantly on our ability to develop and introduce, on a timely basis, advanced network assurance products and systems that meet the needs of our customers. If we are unable to design, develop and introduce competitive products on a timely basis, our results of operations will be adversely affected in our Raleigh subsidiaries.

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

Intellectual Property Risks. We do not own any patents. We rely primarily on trade secret laws, copyright law, unfair competition law and confidentiality agreements to protect our intellectual property. Our lack of ownership of patents together with the trend toward litigation regarding patent and other intellectual property rights in the telecommunications and networking industries, mean that litigation by third parties is a possibility. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products or services. Any litigation regarding patents or other intellectual property could be costly and time consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us, or at all. In addition, third parties may infringe our intellectual property, and we may expend significant resources enforcing our rights or suffer competitive injury.

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

Financing Risks

Need for Additional Financing; Dilution. Until sufficient revenue is generated or we close the aforementioned acquisitions, we must raise working capital from private and public sources and prospectively from corporate alliances to fund our operations to the point of being self-funding. Should we fail to raise the necessary funding at the levels planned, we may be required to scale back or cease operations. We will be required to seek additional financing in the future. We cannot assure you that adequate additional financing, on acceptable terms or at all, will be available when needed, or that future financing would not further dilute shareholders’ interests. In addition, as a result of our inability to generate sufficient cash flow, we have historically issued stock and options to our executives, employees and consultants in lieu of cash compensation. Additional dilution to our shareholders’ interests is a possibility that may occur.

ITEM 3. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.

Our disclosure controls and procedures are effective.

(b)  Internal Control over Financial Reporting

During the course of the Company’s preparation of its 2004 financial statements, including the audit of those financial statements by the Company’s independent registered public accounting firm, five material weaknesses in the Company’s internal control over financial reporting were identified.  These material weakness were (1) the lack of an independent audit committee, (2) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (3) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (4) the lack of a significant segregation of duties or review of financial transactions and (5) the lack of documentation of controls and accounting procedures. Although some improvements have been made, these material weaknesses still exist as of September 30, 2007.

In connection with the effectiveness of Section 404 of the Sarbanes Oxley Act as to small business issuers in 2007, the Company plans to hire a financial executive to design effective disclosure controls and procedures.  The Company also plans to expand its Board of Directors, recruit independent directors, form an audit committee comprised solely of independent directors and otherwise remedy the material weaknesses and significant deficiencies in internal control over financial reporting that currently exist.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Miami Associates Investors, LLC also filed a lawsuit against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350 that is recorded in accounts payable and accrued expenses. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of September 30, 2007, the balance remaining was approximately $34,000. The company is seeking legal advice from Florida counsel regarding the validity of the original default judgment.

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

On February 9, 2007, QoVox filed suit in the United States District Court, East District of North Carolina, Western Division, No. 5:07CV00046BO against its former CEO and a team of Ohio software consultants and business entities, alleging as to some or all of them, among other things, breach of contract, conspiracy, fraud, conversion, violation of the North Carolina Trade Secrets Act. Defendants have retained counsel, answered the QoVox complaint and filed a counter claim against QoVox and Datameg for amounts defendants claim are due them on the aforementioned promissory notes and otherwise.

On February 15, 2007, Datameg received a letter from collection counsel for Merrill Communications LLC for electronic and paper printing work allegedly incurred in 2004 by past outside corporate counsel. Datameg has paid $41,490 and Merrill claims an additional $21,929. Datameg contends Merrill has been paid in full and that it is further entitled to reimbursement of $10,179 for over billing. On or about August 31, 2007, Merrill filed suit in Boston Municipal Court and the Company has filed its answer and counter claims.

On March 14, 2007, Datameg received a letter from collection counsel for RR Donnelley for electronic and paper printing work allegedly incurred in 2005 by past outside corporate counsel. Donnelley claims it is owed $29,695. In October 2007, we settled with Donnelly for $10,000, which we paid on October 31, 2007, resulting in no remaining indebtedness.

On March 14, 2007, QoVox was sued in the General District Court of Justice for $7,200 by Joseph L. Turgeon, a past consultant, concerning consulting fees alleged to be owed from March 2004. We have presented a settlement offer and are awaiting a response.

On June 25, 2007, the holder of Note 2 filed suit in Case No. 07-80550, United States District Court, Southern District of Florida, seeking to have a judgment rendered against the Company as maker and Andrew Benson as guarantor for all amounts claimed due on the promissory note. The Company and Benson answered the holder’s complaint. The Company has filed a counter claim against the holder, claiming among other things that amounts underlying the promissory note have been paid in full and no principal or interest is due on the note. The action is expected to be ready for trial in February 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The disclosure requirements for this item have been disclosed in Item 1 of this report under the caption "Liquidity and Capital Resources" and are incorporated herein by reference. In addition, Item 5 below is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $596,802, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. Accrued interest on the note totaled $529,020 and $461,804 at September 30, 2007 and December 31, 2006, respectively.

On December 18, 2001, the Company entered into a short-term loan agreement with an investor limited liability company for $120,000. Principal and interest on the loan were due April 15, 2002. The loan was secured by approximately 3.4 million shares of the Company’s stock owned and pledged by the Company’s former Chairman. On May 17, 2002, the investor filed suit against the Company and the Company’s former Chairman for the principal, interest, legal fees and related damages. A liability in the amount of the principal, interest and legal fees was recorded in the balance sheet of the Company. The Company issued the Company’s former Chairman 3,272,727 shares of common stock in August 2002 to replace the pledged stock lost. The reimbursed shares were treated as a cost of capital and approximately $52,000 was applied against the paid-in-capital account in the equity section of the Company’s balance sheet. This liability was reduced by the receipt of the pledged shares and has a current balance of approximately $57,000 at September 30, 2007 and 2006 and is recorded in accounts payable and accrued expenses. The Company is evaluating this debt in light of the recent discovery of the voluntary dissolution of the investor.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the note’s inception and totaled approximately $208,000 at December 31, 2006. No significant payments have been made to date and since August 15, 2003, the Company has been in default with respect to this note. In the event of default, the note requires additional interest of 2% per thirty calendar day period accrues as liquidated damages. According to the Company, its independent legal counsel, and various Florida statutes, it is considered unlawful for a creditor to charge in excess of 18% interest per annum on a note of this nature. The Company has concluded that excess interest expense of approximately $53,000 has been recorded since the Company defaulted on the loan. Accordingly, accrued interest and interest expense were reduced by approximately $15,000 and $38,000 during the years ended December 31, 2006 and 2005, respectively, resulting in claimed accrued interest balances of approximately $189,028 and $156,000 at September 30, 2007 and December 31, 2006, respectively. On June 25, 2007, the holder of Note 2 filed suit, seeking to have a judgment rendered against the Company for all amounts claimed due. (See additional comments in under "Legal Proceedings" above)

On March 28, 2006, the Company issued unsecured promissory notes for back compensation due in the aggregate of $219,206 to 3 Ohio software consultants. These notes are to be paid in 6 quarterly installments and bear interest of 7% per annum, resulting in accrued interest of $27,089 as of September 30, 2007. Each of these notes iss technically in default, but each note’s validity is being disputed in the North Carolina federal court litigation discussed above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.1	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.2	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

5.1	Opinion of Duane Morris LLP as to legality of securities being registered.

10.1	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)

10.2	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, noteholder, amount and conversion price.(2)

10.3	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)

10.4	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)

10.5	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)

10.6	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)

10.7	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)

10.8	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)

10.9	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)

10.1	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)

10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)

10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)

10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)

10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)

10.18	Stock Lock-up Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)

10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)

10.2	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)

10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)

10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)

10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)

10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)

10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)

10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)

10.29	Resignation by William J. Mortimer as General Manager of QoVox, Inc.(11)

10.3	Appointment of James Murphy as its Chief Executive Officer, President and Chairman of the Board of Directors.(12)

10.31	Appointment of Lehman Bros. Managing Director John T. Grady Jr. to Board of Directors.(13)

10.32	Appointment of Bob Nelson as Vice President, Worldwide Sales, for QoVox.(14)

10.33	Appointment of Michael West as Senior Vice President, National Accounts, for QoVox.(15)

10.34	Benson And Gordon Compensation Amendments.(16)

10.35	Director Mark P. McGrath resignation. (17)

10.36	Investment banker Byron J. Collier appointed to the Advisory Board (18)

10.37	Director William J. Mortimer receives 2 million Datameg common shares, returns 10 million under RSA (19)

10.38	Benson Amendment And Utah Move (20)

10.39	Former Director and Chief Executive Mark P. McGrath canceled his option agreement for 10 million shares. (21)

10.4	Changes in Registrant’s Certifying Accountant (22)

10.41	QoVox received its 4th purchase order from the Time Warner Cable Raleigh Division. (23)

10.42	Patrick J. Glennon was appointed to the Company’s advisory board. (24)

10.43	Dr. Jim DeCoste was appointed to the Company’s advisory board. (25)

10.44	Ragusa consulting services retained as Chief Marketing Officer for QoVox.(26)

10.45	FeatureTel enters 60 day trial of QoVox product. (27)

10.46	Lingle and Stewart become President and Chief Techology Officer of QoVox. (28)

10.47	Shireman becomes VP Sales of QoVox. (29)

10.48	Non-Reliance on Previously Filed Audited Report (30)

10.49	Amendment to Notice of Non-Reliance on Previously Filed Audited Report (31)

10.5	Entry into a Material Definitive Agreement to Acquire Computer Ctr.Com, Inc.(32)

10.51	Appointment of Winthrop Sargent as contracted Vice President of Finance. (33)

21.1	Subsidiaries of the Registrant.(3)

99.1	Exhibit of Unregistered Sales of Securities.(7)

99.2	Press Release dated September 1, 2005.(3)
(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on June 14, 2004.
(3)	Incorporated by reference to the Form SB-2 filed by Datameg Corporation on September 1, 2005.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg NY on November 26, 2004.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB filed by Datameg NY on April 14, 2004.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB/A filed by Datameg NY on April 20, 2005.
(7)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg Corporation on August 29, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 22, 2005.
(9)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on February 27, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 14, 2005.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 17, 2006.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 23, 2006.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 1, 2006.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 14, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2006.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 7, 2006.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 12, 2006.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 14, 2006.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 31, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 4, 2006
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 7, 2006
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 5, 2006
(24)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 19, 2006
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 26, 2006
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on November 17, 2006
(27)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 20, 2006
(28)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2007
(29)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 15, 2007
(30)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 18, 2007
(31)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 24, 2007
(32)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 14, 2007
(33)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 25, 2007
(*)	Management contract or compensatory plan.

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

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	November 14, 2007

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Datameg Corporation for the three months ended September 30, 2007;

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
November 14, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Datameg Corporation, a Delaware corporation (the "Company"), on Form 10-QSB for the three months ending September 30, 2007, as filed with the Securities and Exchange Commission (the "Report"), I, James Murphy, Chairman and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ JAMES MURPHY
James Murphy
Chief Executive Officer
November 14, 2007

End of Filing