Form 10KSB
period 2007-12-31
DATAMEG CORP
filed 2008-04-15
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Title of class)

Check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).  Yes ☐ No ☒

State the issuer’s revenues for the most recent fiscal year: $817,477

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b2 of the Exchange Act.) $.034 as of March 31, 2007.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 391,950,062 shares of common stock outstanding as of December 31, 2007 and 395,073,246 shares of common stock outstanding as of March 31, 2007.

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

Datameg Corporation (“the Company” “Datameg”) is a holding company and Delaware corporation that is a successor by merger as of April 27, 2005 to Datameg Corporation, which was a New York corporation incorporated in October 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of its common stock for 100% of the stock of Datameg Corporation, a Virginia corporation that was incorporated in January 1999. The Viola Group subsequently changed its name to Datameg Corporation and is the successor in business operations of the New York Datameg. Virginia Datameg was terminated on May 31, 2001.

On April 27, 2005, we entered into an Agreement and Plan of Merger with New York Datameg setting forth the terms of our re-incorporation from New York to Delaware. As part of the re-incorporation, the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common stock. The Company also changed its par value from $0.01 to $0.0001 per share.

Datameg Corporation has four subsidiaries: American Marketing and Sales, Inc., a Massachusetts corporation that the Company wholly owns; NetSymphony Corporation and QoVox Corporation, North Carolina corporations that the Company wholly owns; and CASCommunications, Inc., a Florida corporation, of which the Company owns 40%. The primary business of American Marketing and Sales, Inc., doing business as Innovative Designs, is marketing and selling food service products and caterware. NetSymphony Corporation was incorporated on March 29, 2007 to take advantage of additional, software-driven network assurance products and services, and its planning and staffing are in the formative stage. QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. Datameg and its subsidiaries individually and collectively have been considered development stage enterprises in prior years. With the acquisition of American Marketing and Sales, Inc., the Company is no longer considered to be in the development stage as defined in SFAS No. 7, “Accounting for Development Stage Enterprises.” CASCommunications, Inc. is an inactive company. CASCommunications, Inc. did not generate any revenue in 2007 and is not expected to generate any revenue in 2008.

Datameg Corporation is in the process of acquiring an additional Massachusetts corporations, Computer Ctr.Com, Inc. Computer Ctr.Com Inc.’s primary business is IT solutions, custom manufactured computer equipment, computer network engineering and management, PC support and repair services, digital video surveillance, data recovery, and hard drive forensics services, and on an unaudited basis reported $1,300,000 in gross revenue in 2006 and $1,015,000 in gross revenue in 2007. The acquisition is expected to close in the second quarter of 2008.

During the years ended December 31, 2007 and 2006, American Marketing and Sales, Inc. recorded revenue of approximately $12M and $9.5M , respectively. American Marketing has successfully developed and introduced an extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products and has received orders or commitments to purchase the new Green Line products from Whole Foods, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges, including the University of Massachusetts. The new Green Line products consist of 25 items including various sizes of trays, party platters, and serving bowls with lids. These non-toxic products qualify for the Green label inasmuch as they are manufactured from FDA-approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. American Marketing and Sales, Inc. is one of the first manufacturers in the industry to introduce injection-molded caterware and food service products worthy of the prestigious ‘recycled’ logo mark.

NetSymphony is focusing on becoming a provider of network assurance products and services. NetSymphony’s network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. NetSymphony has developed its Maestro System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. NetSymphony announced its first product sales in the first quarter of 2008.

During the years ended December 31, 2007 and 2006, QoVox recorded revenue of approximately $0 and $43,000, respectively. QoVox plans to provide consulting service to NetSymphony on a work-for-hire basis. Any revenues generated by QoVox or expenses incurred by NetSymphony as a result of this arrangement will be eliminated in consolidation.

CASCommunications, Inc. had no recorded assets as of December 31, 2007 and had a loss before minority interest of zero for the years ended December 31, 2007 and 2006 due to the lack of activity during those periods. No consolidated assets are collateral for liabilities of CASCommunications, Inc. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications, Inc. as of December 31, 2007.

These consolidated financial statements reflect those of Datameg Corporation, American Marketing & Sales, Inc., Netsymphony Corporation, QoVox Corporation, and CASCommunications, Inc. In accordance with the Financial Accounting Standards Board (FASB) interpretation (FIN) 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

The Company operates under the name of Datameg Corporation and trades under the symbol DTMG on the OTCBB. The Company’s active subsidiaries are American Marketing & Sales, Inc., NetSymphony Corporation and QoVox Corporation, each of which the Company wholly owns.

As of March 31, 2008, we had a total of nine fulltime employees and four part time independent contractors or consultants. Of these, three individuals serve in administrative and senior management capacities at our subsidiaries. The balance is comprised of one fulltime employee, our Datameg CEO.

Recent Developments

In December 2007, Datameg Corporation closed its acquisition of American Marketing and Sales, Inc.

Products in Development

Our products and products in development are:

The Green Line

The primary business of American Marketing and Sales, Inc, doing business as Innovative Designs, is marketing and selling food service products and caterware, American Marketing has successfully developed and introduced of an extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products and has received orders or commitments to purchase the new Green Line of products from Whole Foods, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges, including the University of Massachusetts. The new Green Line products consist of 25 items including various sizes of trays, party platters, and serving bowls with lids. These non-toxic products qualify for the Green label inasmuch as they are manufactured from FDA-approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. American Marketing is one of the first manufacturers in the industry to introduce injection-molded caterware and food service products worthy of the prestigious ‘recycled’ logo mark.

Maestro System

NetSymphony has developed the Maestro System that sets new standards for size, simplicity and value. The Maestro system provides integrated management of IP services by assessing, monitoring and troubleshooting IP systems. Maestro leverages measurement points, servers and reporting to allow network operators to manage a customer’s experience from initial deployment through to problem resolution years later. The M10P probe has the smallest form factor in the industry (1 inch by 1 inch by 4.375 inches). Its zero-configuration startup feature lets users plug it in and begin immediately performing tests and measurements without any complicated configuration required. Maestro provides valuable functions in three major areas: system assessment; assurance and service level agreement monitoring; and fault isolation and troubleshooting.

Description of Primary Industry

American Marketing and Sales, Inc.

Plastics play an indispensable role in a wide variety of markets, ranging from packaging and building/construction to transportation; consumer and institutional products; furniture and furnishings; electronics and more.

Plastic product manufacturing is third among the top manufacturing industry groups in the United States. The plastics industry as a whole, including resin (raw material) suppliers, plastic product manufacturers and machinery and mold makers, contributes 1.1 million jobs and $379 billion in shipments to the U.S. economy.

In 2006, the U.S. Plastics Industry employed 1.1 million people and U.S. plastics shipments totaled $379 billion. From 1980 to 2006, employment in the plastics manufacturing industry grew 1.1 percent per year. Real value added in the plastics manufacturing industry grew 184 percent, from $42.1 billion to $119.4 billion. The real value of shipments by this industry grew 140 percent, from $114.5 billion to $275 billion.

NetSymphony Corporation

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

Communication service providers, such as telecom operators and cable operators, are challenged to deliver high quality voice services, at the lowest cost, over managed IP infrastructures inter-working with traditional circuit switched networks. To do this effectively, service providers must monitor and measure their voice service offering, proactively detect problems and resolve them quickly and cost effectively, ideally before their customers experience any problem or service degradation. Additionally, when customers do report service problems, operators must be able to effectively identify the cause and fix the problem. NetSymphony provides the systems (products) and services to address these challenges.

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

Our current strategy for competing in this complex environment is to:

•	remain focused on the network assurance market by ramping up our sales marketing efforts;
•	continue onsite product testing at strategic telecommunication service providers;
•	launch product development to maintain a competitive lead; and
•	continue to establish alliances with selected manufacturers and service providers and implement international distribution agreements to help us gain rapid market acceptance on an international scale.

Intellectual Property

Our intellectual property is in our software products and hardware configurations, which are principally protected by copyright and trade secret law. We are exploring additional protections through potential patents.

Research and Development

For the year ended December 31, 2007, NetSymphony Corporation and QoVox Corporation incurred research and development expense of approximately $45,000 and $114,000, respectively. In prior years, our research and development expenses were generated by QoVox and for the years ended December 31, 2006 and 2005 these expenses were approximately $250,000 and $900,000, respectively. We anticipate NetSymphony Corporation, rather than QoVox Corporation or American Marketing and Sales, Inc., will incur the majority of the Company’s research and development costs during the next twelve months.

Business Overview of CASCommunications, Inc.

CASCommunications, Inc., a Florida corporation in which we hold a 40% equity interest, halted development of its devices related to high speed broadband access in 2004 due to a lack of sufficient capital. CASCommunications is inactive and we do not expect that CASCommunications will generate any revenue in 2008. The Company is currently exploring options.

ITEM 2.	DESCRIPTION OF PROPERTY

American Marketing and Sales, Inc. rents a 3600-square-foot showroom and warehouse at 20 Mohawk Drive, Leominster, MA 01453. The arrangement is month-to-month and cancellable at any time. Monthly payments are $1,200 and include taxes and utilities.

NetSymphony leases approximately 2,600 square feet of space at 7200 Falls of the Neuse Road, Suite 101, Raleigh, North Carolina 27615. The term of the lease is for 26 months beginning December 1, 2007 and expiring January 31, 2010. The monthly rent is approximately $1,950. The property is being used to market and develop NetSymphony’s products.

QoVox and Datameg currently are not in need of office space. Our management believes that our insurance coverage our existing office spaces is adequate.

ITEM 3.	LEGAL PROCEEDINGS

Miami Associates Investors, LLC filed a lawsuit in 2003 against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of December 31, 2007, the balance remaining was approximately $34,000. The company is seeking legal advice from Florida counsel regarding the validity of the original default judgment.

On July 31, 2006, the Company received a letter from counsel for Joshua E. Davidson, giving Mr. Davidson’s notice of termination as the Company Comptroller and Acting Chief Financial Officer. The letter further demands $17,500 to satisfy Mr. Davidson’s claims against the Company, with the potential for multiple damages for willful deceptive and unfair acts and practices if the matter proceeds to suit. On September 22, 2006, Mr. Davidson filed suit against the Company and the Company’s CEO, individually, in Boston municipal court for $14,900 and multiple damages. The Company obtained litigation counsel and on October 16, 2006, defendants filed their answers denying all Mr. Davidson’s claims with the Company, filing counter claims against Mr. Davidson, and asking for removal of the action to a court of increased jurisdiction. Trial is set for June 2008.

On February 9, 2007, QoVox filed suit in the United States District Court, East District of North Carolina, Western Division, No. 5:07CV00046BO against Omni Solutions, Inc. and a team of Ohio software consultants and business entities, alleging as to some or all of them, among other things, breach of contract, conspiracy, fraud, conversion, and violation of the North Carolina Trade Secrets Act. Defendants retained counsel, answered the QoVox complaint and filed a counter claim against QoVox and Datameg for amounts defendants claim are due them. The entire action was dismissed in January 2008 after the parties entered into a confidential settlement agreement. Defendants released QoVox and Datameg from all amounts owed them and granted QoVox joint use of the products that were the subject of the litigation.

On February 15, 2007, Datameg received a letter from collection counsel for Merrill Communications LLC for electronic and paper printing work allegedly incurred in 2004 by past outside corporate counsel. Datameg has paid $41,490 and Merrill claims an additional $21,929. Datameg contends Merrill has been paid in full and that Datameg is further entitled to reimbursement of $10,179 for over billing. On or about August 31, 2007, Merrill filed suit in Boston Municipal Court and the Company has filed its answer and counter claims. Settlement negotiations are ongoing.

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

On June 25, 2007, a former consultant to whom alleged past-due fees are owed, filed suit in Case No. 07-80550, United States District Court, Southern District of Florida, seeking to have a judgment rendered against the Company as maker and Andrew Benson as guarantor for all amounts claimed due on the promissory note. The Company and Benson answered the consultant’s complaint. The Company has filed a counter claim against the holder, claiming among other things that amounts underlying the alleged debts have been paid in full and no principal or interest is due on the debt. The action is set for trial on April 14, 2008.

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

The following table sets forth the range of high and low bid prices for the our common stock as reported on the Over the Counter Bulletin Board for each quarter since January 2004 for the periods indicated, as reported by the Over the Counter Bulletin Board for the each period mentioned below. Such information reflects inter dealer prices without retail markup, mark down or commissions and may not represent actual transactions.

	Low	High
Year Ended December 31, 2004:
Quarter 1	$0.14	$0.29
Quarter 2	$0.06	$0.19
Quarter 3	$0.09	$0.20
Quarter 4	$0.07	$0.11

Year Ended December 31, 2005
Quarter 1	$0.05	$0.15
Quarter 2	$0.06	$0.13
Quarter 3	$0.06	$0.14
Quarter 4	$0.04	$0.08

Year Ended December 31, 2006
Quarter 1	$0.03	$0.08
Quarter 2	$0.02	$0.07
Quarter 3	$0.01	$0.03
Quarter 4	$0.04	$0.08

	Low	High
Year Ended December 31, 2007
Quarter 1	$0.04	$0.07
Quarter 2	$0.03	$0.04
Quarter 3	$0.03	$0.05
Quarter 4	$0.03	$0.04

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

Holders of Record of Common Stock

As of March 31, 2008, we had outstanding 395,073,246 shares of our common stock and approximately 552 holders of record.

Equity Compensation Plan Information

In addition, we have granted options and warrants to employees and consultants to purchase up to 161,435,430 shares of our common stock at prices ranging from $0.01 to $5 per share from inception (January 13, 1999) through December 31, 2007. As of December 31, 2007, options and warrants which would permit the purchase of 10,267,738 shares were exercised and options and warrants for which would permit the purchase of 84,443,988 shares expired or were terminated. The remaining options and warrants to purchase up to 66,723,704 shares expire between January 2008 and January 2013.

The following table shows the aggregate amount of securities related to equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be issued upon exercise of oustanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	NA	NA
Equity compensation plans not approved by security holders	66,723,704	$0.14	None

Securities that were not registered under the Securities Act but were issued under equity compensation plans:

Date of Issuance	Purchaser	Number of Securities	Type of Securities	Non Cash Consideration	Non Cash Consideration Description	Fair Value Per Share (1)
01/04/06	William Mortimer	1,200,000	Common Stock	$60,000	In Lieu of Compensation	0.050
01/04/06	Mark McGrath	2,000,000	Common Stock	$100,000	In Lieu of Compensation	0.050

Date of Issuance	Purchaser	Number of Securities	Type of Securities	Non Cash Consideration	Non Cash Consideration Description	Fair Value Per Share (1)
01/04/06	Constantine Theodoropulos	600,000	Common Stock	$30,000	In Lieu of Compensation	0.050
05/09/06	Michael West	500,000	Common Stock	$25,500	In Lieu of Compensation	0.051
05/22/06	Joshua Davidson	500,000	Common Stock	$20,000	In Lieu of Compensation	0.040
	TOTAL	4,800,000		$235,500

(1) The Fair Value Price may not equate with share closing price on the date of share issuance.

Recent Sales of Unregistered Securities:

Purchase		Consideration	Share	Number	Strike	Number of	Expiration
Date	Investor	Received	Price	of Shares	Price	Warrants	Date
01/22/07	John O'Connell	$ 200,000	$ 0.050	4,000,000
03/14/07	Jim Currie	$ 85,000	$ 0.050	1,700,000
03/14/07	Wanda Bond	$ 15,000	$ 0.050	300,000
04/17/07	John F Dexter	$ 50,000	$ 0.035	1,428,571
5/8/2007	John Boniface	$ 30,000	$ 0.030	1,000,000	0.06	250,000	5/7/2009
05/29/07	Christl Just	$ 4,420	$ 0.030	147,345
06/01/07	Hansjong Just	$ 30,000	$ 0.030	1,000,000	0.06	250,000	5/31/2009
07/06/07	John O’Connell	$ 25,000	$ 0.030	833,333
07/12/07	Thomas Perkins	$ 30,000	$ 0.030	1,000,000	0.06	250,000	7/11/2009
08/06/07	John O’Connell	$ 10,000	$ 0.040	250,000
10/11/07	John Boniface	$ 30,000	$ 0.030	1,000,000
10/15/07	John Boniface	$ 30,000	$ 0.030	1,000,000
		$ 539,420		13,659,249		750,000
ITEM 6.	PLAN OF OPERATION

THE GREEN LINE

American Marketing and Sales, Inc., located in Leominster, Massachusetts, has successfully developed and introduced an extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products and has received orders or commitments to purchase the new Green Line of products from Whole Foods, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges, including the University of Massachusetts. The new Green Line products consist of 25 items including various sizes of trays, party platters, and serving bowls with lids. These non-toxic products qualify for the Green label inasmuch as they are manufactured from FDA-approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. American Marketing and Sales, Inc. is one of the first manufacturers in the industry to introduce injection-molded caterware and food service products worthy of the prestigious ‘recycled’ logo mark. On March 11, 2008, American Marketing and Sales, Inc. entered into a binding term sheet to acquire one-third of the outstanding shares and 50% of the voting rights in one of American Marketing and Sales, Inc.’s primary manufacturers, JAM Plastics, also located in Leominster.

SERVICE ASSURANCE SYSTEMS PRODUCTS AND SERVICES FOR NETWORK OPERATORS IN THE TELECOMMUNICATIONS INDUSTRY

Datameg is a holding company, but through its subsidiary, NetSymphony is a technology company focused on providing service assurance systems products and services for network operators in the telecommunications industry. Our target customers are telecom operators and cable operators worldwide. We focus specifically on voice services over traditional circuit switched and managed IP networks.

Through our wholly owned subsidiary, NetSymphony Corporation subcontracting with QoVox Corporation and 3rd party consultants, we design, develop and sell an active voice quality test system, capable of monitoring and providing analytical/statistical data that characterizes the connectivity and measurement of voice quality across communications networks. QoVox will continue its focus on PSTN testing interfaces and NetSymphony will be developing Internet Protocol (IP) based testing interfaces that are software based. We are working on tools and techniques for network wide fault identification, isolation and troubleshooting.

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

Service providers are deploying and operating these next generation networks today, often inter-working with traditional circuit switched networks. Service providers need tools and services, like those QoVox offers, to report statistically and analytically the performance of their service and to isolate, diagnose and fix problems. Many service providers who have limited experience in managing these emerging networking technologies are focused today on deployment and need help to report on the service performance and to identify and troubleshoot problems. To deploy and operate these networks and services, service providers must buy tools and develop new expertise to deploy, operate and manage these new networks and services. This is the business opportunity that NetSymphony targets.

We believe the NetSymphony systems and services enable service providers to proactively depict their voice services and to detect and pinpoint network problems. These problems may be repaired effectively; thus, minimizing the number and extent of incidences of customers experiencing loss of service or poor voice quality.

Business Objectives

We strive to be among the global leaders in developing and selling systems and services for service assurance of next generation networks and services.

Our goal is to be the leading supplier of active voice quality test systems within three years. Thus, we have an immediate business focus on expanding our relationships with our customer base through value-added services while developing a new platform to increase revenue through systems sales. There are three important elements to achieve this:

•	Develop a new platform with extensive correlation and analytic capabilities to detect and isolate problems in our customer’s networks,
•	Invest heavily in Internet Protocol (IP) measurement technology, and
•	Convert our current trials into service engagements.

We plan to leverage our existing Time-division multiplexing (TDM) and Analog solutions and combine them with new IP based solutions to provide the market with the most complete service assurance platform for converged / next-generation networks. TDM is a method of putting multiple data streams in a single signal by separating the signal into many segments, each having a very short duration. While investing heavily in our new platform, we will continue to grow customer relationships and accelerate revenue generation through offering professional services. Services overcome the obstacles of lengthy sales cycles while more rapidly solving customer problems.

Current Situation

NetSymphony’s Maestro System, consisting of hardware and software, actively makes calls between various points across communication networks and correlates and reports the results of these call campaigns on a centralized server. We can operate the system on behalf of our customers, or our customer can operate the system.

We commenced sales of the Maestro System in the first quarter of 2008.

NetSymphony and QoVox have their offices in Raleigh, North Carolina.

Business Strategy and Direction

NetSymphony intends to:

•	Develop and sell systems products and services;
•	Continue to target telecom operators and cable operators;
•	Develop its business first in the U.S. and Canada. Africa, Mid-East and European markets will also be addressed in 2008.
•

Continue providing solutions for the challenges related to deploying and operating voice services, especially in the areas of quality and security. NetSymphony plans to extend its capability into fault isolation and troubleshooting. Additionally, NetSymphony plans to make contributions for other emerging technologies, such as video over IP.

NetSymphony will pursue the following strategy to achieve our business objectives:

•	Develop the industry’s premier service assurance system that enables customers to assess, monitor and troubleshoot IP based services;
•	Develop and offer the services to characterize network and service health and to isolate and diagnose performance and security problems;
•	Create a consultative sales and support organization in both our direct and channel sales initiatives; and
•

Partner with selected system integrators to facilitate the easy installation and customization of NetSymphony systems into the customers’ operating environment and workflow. In addition, system integrators are expected to be a source of leads, referrals and support for our sales efforts.

Product Development

NetSymphony has products and services that help service providers deploy and manage voice services. To date, the majority of product development activity has been centered on analog and TDM probe hardware. This investment was necessary to establish the company in the test and measurement market.

NetSymphony will add the IP networking technology to the Datameg solution portfolio and become the premier service assurance provider. To achieve this goal, additional investment will be in the following areas:

•

Server Software: In complex networks the most pressing need is to be able to correlate and analyze measurement information along with network elements statistics to pinpoint where problems are occurring. We will be developing this capability in 2008.

•

IP Measurement Technology: NetSymphony now has as employees IP measurement experts that have developed products that should be very successful commercially. This team will introduce IP measurement solutions in 2008 that will be the most advanced in the industry.

•

Leverage Existing Products: The value of the current NetSymphony system will be integrated into the new server platform and operate in conjunction with the new IP probes and software agents. This will greatly enhance the value of existing technology.

Our products are deployed throughout the service provider’s network. Our products check that calls can be connected properly across these networks and measure the voice quality between various points in the network.

Services Offering

At present, NetSymphony operates a Network Operations Center in Raleigh, NC, for a small number of network operators.

NetSymphony plans to aggressively convert our existing sales opportunities to services offerings in 2008. Customers are still wary of large capital budget outlays causing an extended sales cycle that can extend over 18 months. Our customers have immediate problems and the current NetSymphony solutions can solve many of their issues. Therefore, we are working with our trial partners to move to a services engagement that is based on their expense budget and can be done quickly. We will offer Assessment Testing, Service Assurance Monitoring and Consulting as professional services.

Marketing and Sales

NetSymphony plans to develop a joint global sales and support channel, comprised of:

•	Direct sales representatives, sales engineers and support specialists;
•	High end distributors that offer system integration in this market; and
•	A small number of operational support system vendors, equipment manufacturers and system integrators who will provide referrals or resell the NetSymphony products and services.

In the next three years, NetSymphony expects to fully develop sales and support channels in:

•	The U.S. and Canada, covering Tier 1 and Tier 2 wireline and mobile telecom operators and the Top 25 cable operators;
•	Western and eastern Europe; and
•	Japan, China, Korea and India.

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

There are 3 key areas of competitive differentiation for QoVox:

1.

Software-Based Approach. Competitors are very hardware-based in their solutions, which limits the flexibility of instrumenting networks for service assurance and causes their price points to be very high. NetSymphony’s solutions will be software-based to overcome these challenges.

2.

Active & Passive Analysis. Most competitors rely on providing measurements through active testing (generating real calls on a network) or passive monitoring (analyzing customers’ calls as they occur). Customers realize there are merits to both methods and NetSymphony will provide passive analysis in addition to its existing active capabilities.

3.

Media & Signaling. Competitors such as Agilent rely on Signaling analysis to verify user status in VoIP. Other vendors such as JDSU and Sprint focus on analyzing the media streams (actual calls) to verify the quality. In reality, to measure the user experience and to isolate problems when they occur both media and signaling need to be measured. NetSymphony is currently adding signaling capabilities to its media stream technology.

CasCommunications

We own 40% of CasCommunications, an inactive development stage entity. We do not expect CasCommunications to generate any revenue in 2008. The Company is exploring options.

Liquidity and Capital Resources

Due to our recent and future acquisitions, current cash on hand and projected cash on hand is now adequate to execute our plan of operation based on loans from the companies being acquired. Since and after the closings, we expect to no longer continue to seek additional financing through the offering and sale of our securities in order to satisfy our immediate and short term cash needs. Given the losses incurred to date and the lack of substantial revenue generated, we have little or no access to conventional debt markets. Now with the acquisition of American

Marketing and Sales, Inc. complete, we can begin to generate cash flows from operations and explore conventional lines of credit. Funding to support both short and midterm requirements for product development and launch may be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from customer revenue in the future. The Company expects significant revenue in the second half of 2008. However, until the Company’s products generate significant revenue from a customer, future cash flows cannot be meaningfully projected.

Since December 31, 2007, we accepted the following subscription for restricted shares:

Date Purchased	Investor	Amount	Share Price	Number of Shares
3/22/2008	John Boniface	$50,000	0.025	2,000,000

In addition, we issued stock fore services in lieu of cash as follows:

Date Purchased	Investor	Amount	Share Price	Number of Shares
3/14/2008	Paul Vuksich for services	$41,625	0.040	1,035,684
3/26/2008	Terry Clarke in lieu of $2,000	$2,000	0.040	50,000
3/26/2008	Lynn Kettleson in lieu of $1500.	$1,500	0.040	37,500

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

Revenue Recognition

American Marketing & Sales, Inc.

American Marketing and Sales, Inc. recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104, which requires recognition when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and payment is reasonably assured. The Company has determined that these criteria have been met upon shipment, and recognizes revenue at that point.

Pursuant to SFAS No. 5, “Accounting for Contingencies,” American Marketing and Sales, Inc. has examined collection history, financial conditions of clients, and general economic conditions and determined that it is not necessary to set an allowance for doubtful accounts, which have historically not been significant.

NetSymphony Corporation & QoVox Corporation

NetSymphony Corporation and QoVox Corporation derive revenue from three primary sources: (1) system hardware component sales revenue, (2) software license revenue and (3) services and maintenance and right to use revenue, which include support, maintenance, right to use fees and consulting. Revenue on system hardware component sales is recognized upon delivery to, and acceptance by, the customer. Software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” (SOP 97-2) issued by the American Institute of Certified Public Accountants. The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period. For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or perform the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties (4) collection is probable and (5) vendor specific objective evidence (VSOE) of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement.

Multiple Element Arrangements

The Company typically enters into arrangements with customers that include perpetual software licenses, system hardware, maintenance and right to use fees. Software licenses are sold on a per copy basis. Per copy licenses give customers the right to use a single copy of licensed software for exclusive use on the Company’s system hardware. Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9, “Modification of SOP 97-2: Software Revenue Recognition.” Under the residual method, the Company allocates and defers revenue for the undelivered elements, based on VSOE of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement is deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which the Company cannot establish VSOE, the Company will recognize the entire arrangement fees ratably over the maintenance and support term.

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

•

The Vendor’s Fee is Fixed or Determinable. The Company’s invoices or service agreements identify the price for services to be rendered, and customary payment terms are generally within 30 days after the invoice date.

•

Collection is Reasonably Assured. Due to a lack of customer history upon which a judgment could be made as to the collectibility of a particular receivable, revenue is currently recognized upon receipt of payment assuming all other conditions of the sale have been met.

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

Based on our analysis performed at December 31, 2007, we determined that there is little or no value in the goodwill and have impaired the entire balance based on the criteria identified above.

Software Development Costs

Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. In 2004, certain costs were incurred subsequent to the establishment of technological feasibility and prior to the readiness of general release. These expenses were immaterial in nature and in total and therefore not capitalized. We also license from a third party the use of certain software that we utilize in our products. These computer software license fees are expensed as incurred.

Fair Value of Financial Instruments

The carrying value of cash, notes receivable, accounts payable and accrued expenses and notes payable approximate fair value because of the relatively short maturity of these instruments.

Stock Based Compensation

The Company follows guidance provided in SFAS No. 123(R), “Accounting for Stock Based Compensation,” which requires companies to recognize expense for stock based awards issued to employees or outside consultants based on their estimated fair value on the grant date. We have elected to use the Black-Scholes Pricing Model to value these awards.

Income Taxes

The Company, a “C” corporation, accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, startup costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

Consolidation of Variable Interest Entities

In January 2003 and revised December 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” requires consolidation by business enterprises of variable interest entities, as defined, when certain conditions are met. Pursuant to FIN No. 46, the Company continues to consolidate CASCommunications, Inc.

Risk Factors

Business Risks

American Marketing and Sales, Inc.

Dependence on Key Employees. Our success will depend upon the successful recruitment and retention of highly skilled and experienced managerial, technical, marketing and financial personnel such as the ones who have recently joined us.

NetSymphony Corporation & QoVox Corporation

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to December 31, 2007 and prior to the acquisition of American Marketing and Sales, Inc., we generated approximately $135,000 in total revenue and accumulated a net loss of approximately $37 million. These losses were principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. American Marketing and Sales, Inc. generated approximately $12 million in revenues during 2007 and NetSymphony started generating revenues in the first quarter or 2008, so we anticipate a gradual reduction in our accumulated deficit.

Dependence on Distributor Acceptance. Our NetSymphony sales for the foreseeable future are expected to come from Internet telephony service providers and telecommunications network equipment OEMs. We expect that carriers will integrate our product into services they offer to their aggregated subscriber base. We expect OEMs will incorporate the QoVox Network Assurance Systems into their products once QoVox's Active Monitoring System becomes a network monitoring option. We cannot assure you that we will receive orders from our prospective distribution partners sufficient to provide cash from operations in amounts required to sustain profitable operations. Additionally, we cannot assure you that our products will be adopted at the rate we forecast. Any decrease in the adoption rate could adversely affect our performance.

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

In March 26, 2008) American Marketing & Sales announced the introduction of additional new products manufactured with 40% recycled resins. The new product line consists of fifteen items of office products including desk top organizers, letter trays, legal letter trays, pencil holders, paper clip and card holders, magazine holders, and telephone and draw organizers. Targeted customers include Walmart, Target, BJ’S, Sam’s Club, Staples, Office Max, Office Depot, W.B. Mason, and numerous mail order catalogs. The Office Products Green Line will be introduced and ready for shipment in April 2008.

The Office Products Green Line will supplement American Marketing & Sales’ extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products announced in January 2008. For those products, Innovative Designs has received orders or commitments to purchase the new Green Line of products from Whole Foods, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges, including the University of Massachusetts.

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

Financing Risks

Need for Additional Financing; Dilution. Sufficient revenue to cover our operating costs for the next twelve months and start to pay down our debts is now being generated due to closing of the aforementioned acquisition of American Marketing and Sales, Inc. We may raise working capital from private and public sources and prospectively from corporate alliances to fund our operations to the point of being self-funding. Should we fail to raise the necessary funding at the levels planned, we may be required to scale back or cease operations but the acquisition has significantly diminished that possibility. We may be required to seek additional financing in the future. We cannot assure you that adequate additional financing, on acceptable terms or at all, will be available when needed, or that future financing would not further dilute shareholders’ interests. In addition, as a result of our inability to generate sufficient cash flow, we have historically issued stock and options to our executives, employees and consultants in lieu of cash compensation. Additional dilution to our shareholders’ interests is a possibility that may occur.

ITEM 7.                              FINANCIAL STATEMENTS

DATAMEG CORPORATION

Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

CONTENTS

Report of Independent Registered Public Accounting Firm	22
Balance Sheets	23
Statements of Operations	24
Statements of Changes in Stockholders’ Deficit	25-26
Statements of Cash Flows	27-28
Notes to Consolidated Financial Statements	29-45

5296 South Commerce Drive, Suite 300

Salt Lake City, Utah 84107-5370

Telephone (801) 281-4700

Facsimile (801) 281-4701

1284 West Flint Meadow Drive, Suite D

Kaysville, Utah 84037-9590

Telephone (801) 927-1337

Facsimile (801) 927-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

Datameg Corporation

We have audited the accompanying consolidated balance sheets of Datameg (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datameg Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the consolidated financial statements, the Company has incurred losses since inception, and has generated minimal revenues from its planned principal operations. This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note M. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

March 31, 2008

DATAMEG CORPORATION

Consolidated Balance Sheets
	December 31,
	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 49,086	$ 71,626
Accounts receivable (Note O)	1,616,605	-
Inventory (Note C)	301,724	163,400
Total Current Assets	1,967,415	235,026
PROPERTY AND EQUIPMENT – NET (Note D)	2,777,524	-

OTHER ASSETS
Goodwill (Note R)	-	206,746
Prepaid and deferred expenses	-	8,750
Deposits	7,218	7,218
Total Other Assets	7,218	222,714
TOTAL ASSETS	$ 4,752,157	$ 457,740

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 3,309,345	$ 2,765,551
Due to related parties (Note E)	28,560	57,510
Notes payable – current (Note F)	956,877	1,108,015
Total Current Liabilities	4,294,782	3,931,076

NOTES PAYABLE – LONG-TERM (Note F)	4,347,459	100,000
TOTAL LIABILITIES	8,642,241	4,031,076

MINORITY INTEREST	(67,939)	(67,939)

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 10,000,000 authorized
none issued and outstanding	-	-
Common stock, $0.0001 par value; 493,000,000 shares authorized,
391,950,062 and 359,394,435 shares issued and outstanding at
December 31, 2007 and 2006, respectively	39,195	35,939
Additional paid-in capital	33,056,270	31,764,672
Stock subscriptions receivable (Note I)	(210,000)	(315,056)
Stock to be issued (Note G)	9,750	93,750
Retained deficit	(36,717,360)	(35,084,702)
Total Stockholders' Deficit	(3,822,145)	(3,505,397)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,752,157	$ 457,740
See accompanying notes to consolidated financial statements.

DATAMEG CORPORATION

Consolidated Statements of Operations

	Year Ended
	December 31,
	2007	2006

NET SALES	$ 817,477	$ 43,244
COST OF SALES	(655,635)	(97)

GROSS MARGIN	161,842	43,147

OPERATING EXPENSES
General and administrative	1,439,597	1,093,477
Selling and marketing	127,213	103,035
Research and development	159,111	258,048
Inventory write-off	163,400	-
Goodwill impairment	206,746	-
Total Operating Expenses	2,096,067	1,454,560

LOSS FROM OPERATIONS	(1,934,225)	(1,411,413)

OTHER INCOME (EXPENSES)
Interest expense	(138,122)	(139,379)
Miscellaneous other income	20,085	-
Gain (loss) on litigation	324,261	(11,867)
Debt forgiveness	95,343	54,496
Total Other Income (Expenses)	301,567	(96,750)

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST	(1,632,658)	(1,508,163)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN
SUBSIDIARY LOSSES	-	-

NET LOSS	$ (1,632,658)	$ (1,508,163)

BASIC AND DILUTED:
Net loss per common share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	372,135,169	347,642,448

See accompanying notes to consolidated financial statements.

DATAMEG CORPORATION

Consolidated Statement of Changes in Stockholders’ Deficit
Years Ended December 31, 2007 and 2006
	Price pre Share	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscriptions Receivable	Retained Deficit	Total Stockholders' Deficit

Balance December 31, 2005		320,458,313	32,046	30,211,296	375,763	(420,056)	(33,576,539)	(3,377,490)

Shares issued January 2006 for cash received December 2005		5,263,333	526	195,974	(96,500)			100,000

Shares issued for cash	0.015	3,733,333	373	55,627				56,000
Shares issued for cash	0.020	4,500,000	450	89,550				90,000
Shares issued for cash	0.025	3,880,000	388	96,612				97,000
Shares issued for cash	0.030	2,166,665	217	64,783				65,000
Shares issued for cash	0.035	5,914,280	591	206,409				207,000
Shares issued for cash	0.040	1,750,000	175	69,825				70,000
Shares issued for cash	0.045	1,333,332	133	59,867				60,000
Shares issued for cash	0.050	600,000	60	29,940				30,000

Valuation of detachable warrants				80,000				80,000

Shares subscribed at December 31, 2006					84,000			84,000

Shares issued for services	0.040	500,000	50	19,950				20,000
Shares issued for services	0.050	3,800,000	380	189,620				190,000
Shares issued for services	0.051	500,000	50	25,450				25,500

Conversion of convertible notes	0.060	3,726,668	373	223,227	(200,000)			23,600
Conversion of convertible notes	0.080	625,000	63	49,937	(29,513)			20,487
Conversion of convertible notes	0.100	600,000	60	59,940	(40,000)			20,000

Stock options vesting				328,360				328,360

(continued)
DATAMEG CORPORATION

Consolidated Statement of Changes in Stockholders’ Deficit (Continued)
Years Ended December 31, 2007 and 2006
	Price pre Share	Common Stock Shares Outstanding	Common Stock	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscriptions Receivable	Retained Deficit	Total Stockholders' Deficit
Exercise of stock options	0.010	200,000	20	1,980				2,000
Write-down of stock subscription receivable				(105,000)		105,000		-
Cancellation of shares		(156,489)	(16)	(188,675)				(188,691)
Net loss							(1,508,163)	(1,508,163)

Balance December 31, 2006		359,394,435	35,939	31,764,672	93,750	(315,056)	(35,084,702)	(3,505,397)

Shares issued January 2007 for cash received December 2006		1,927,380	193	83,807	(84,000)			-

Shares issued for cash	0.030	6,230,678	623	188,797				189,420
Shares issued for cash	0.035	1,428,571	143	49,857				50,000
Shares issued for cash	0.050	6,000,000	600	299,400				300,000

Shares issued for expense reimbursement	0.040	127,500	13	5,087				5,100

Shares issued for services	0.040	100,000	10	3,990				4,000
Shares issued for services	0.045	182,665	18	8,202				8,220
Shares issued for services	0.049	2,650,000	265	129,585				129,850
Shares issued for services	0.050	148,000	15	7,385				7,400

Shares issued for warrant exercise	0.040	187,500	19	7,481				7,500

Stock options vesting				114,420				114,420
Acquisition of American Marketing and Sales, Inc.	0.030	15,000,000	1,500	498,500				500,000
Cancellation of shares		(1,426,667)	(143)	143				-
Write down of stock subscription receivable				(105,056)		105,056
Net loss							(1,632,658)	(1,632,658)

Balance, December 31, 2007	391,950,062	$ 39,195	$ 33,056,270	$ 9,750	$ (210,000)	$ (36,717,360)	$ (3,822,145)

See accompanying notes to consolidated financial statements.

DATAMEG CORPORATION

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$ (1,632,658)	$ (1,508,163)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATIONS:
Depreciation	73,125	367
Write-off of inventory	163,400	-
Impairment of goodwill	206,746	-
Common shares issued for services or reimbursement	17,320	235,500
Vesting of stock options issued for services	114,420	328,360
(Gain) loss on litigation	(324,361)	11,867
Write-off of debt	(95,343)	(54,496)
Amortization of accounts payable reserve	16,000	16,000
CHANGES IN OPERATING ASSETS
AND LIABILITIES:
Decrease in accounts receivable	121,288	7,100
(Increase) decrease in inventory	478,322	(3,612)
Decrease in prepaid and deferred expenses	8,750	18,437
Increase (decrease) in accounts payable and accrued expenses	(158,658)	163,924
Decrease in deferred revenues	-	(7,344)
Increase (decrease) in related party payables	(9,700)	750
NET CASH USED IN OPERATIONS	(1,021,349)	(791,310)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,354)	-
Net cash acquired in acquisition	35,418	-
NET CASH USED IN INVESTING ACTIVITIES	34,064	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	539,420	777,000
Proceeds from stock to be issued	-	84,000
Proceeds from related party notes payable	425,000	-
Payments on promissory notes	(45,000)	(10,000)
Checks in excess of bank balance	37,825	-
Proceeds from exercise of warrants	7,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	964,745	851,000

NET CHANGE IN CASH	(22,540)	59,690

CASH, BEGINNING OF PERIOD	71,626	11,936

CASH, END OF PERIOD	$ 49,086	$ 71,626
DATAMEG CORPORATION

Consolidated Statements of Cash Flows (Continued)

Year Ended
December 31,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of fixed assets with common stock	$ 7,400	$ -
Stock issued as a reduction of ‘Stock to be Issued’	$ 84,000	$ 366,013
Stock issued in lieu of accrued expenses	$ 129,850	$ -
Stock issued in purchase of subsidiary	$ 500,000	$ -
Notes payable issued in purchase of subsidiary	$ 4,000,000	$ -
Conversion of notes payable to common stock	$ -	$ 64,087

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid	$ 12,916	$ -
Income taxes paid	$ -	$ -

See accompanying notes to consolidated financial statements.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

A. BASIS OF PRESENTATION AND ORGANIZATION

Datameg Corporation is a holding company and Delaware corporation that is a successor by merger as of April 27, 2005 to Datameg Corporation, which was a New York corporation incorporated in October 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of its common stock for 100% of the stock of Datameg Corporation, a Virginia corporation that was incorporated in January 1999. The Viola Group subsequently changed its name to Datameg Corporation and is the successor in business operations of the New York Datameg. The Virginia Datameg was terminated on May 31, 2001.

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

Datameg Corporation has four subsidiaries: American Marketing and Sales, Inc., a Massachusetts corporation that the Company wholly owns; NetSymphony Corporation and QoVox Corporation, North Carolina corporations that the Company wholly owns; and CASCommunications, Inc., a Florida corporation, of which the Company owns 40%. The primary business of American Marketing and Sales, Inc., doing business as Innovative Designs, is marketing and selling food service products and caterware. NetSymphony Corporation was incorporated on March 29, 2007 to take advantage of additional, software driven network assurance products and services, and its planning and staffing are in the formative stage. QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. Datameg and its subsidiaries individually and collectively have been considered a development stage enterprise in previous years. With the acquisition of American Marketing and Sales, Inc., the Company is no longer considered to be in the development stage as defined in SFAS No. 7, “Accounting for Development Stage Enterprises.” CASCommunications is an inactive company. CASCommunications did not generate any revenue in 2007and is not expected to generate any revenue in 2008.

Datameg Corporation is in the process of acquiring an additional Massachusetts corporation, Computer Ctr.Com, Inc. Computer Ctr.Com’s primary business is IT solutions, custom manufactured computer equipment, computer network engineering and management, PC support and repair services, digital video surveillance, data recovery, and hard drive forensics services, and on an unaudited basis reported $1,300,000 in gross revenue in 2006 and $1,015,000 in gross revenue in 2007. The acquisition is expected to close in the second quarter of 2008.

During the years ended December 31, 2007 and 2006, American Marketing and Sales, Inc. recorded revenue of approximately $12 million and $9.5 million, respectively. American Marketing and Sales, Inc. has successfully development and introduction of an extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products and has received orders or commitments to purchase the new Green Line of products from Whole Foods, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges including the University of Massachusetts. The new Green Line products consist of 25 items including various sizes of trays, party platters, and serving bowls with lids. These non-toxic products qualify for the Green label inasmuch as they are manufactured from FDA-approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. American Marketing is one of the first manufacturers in the industry to introduce injection-molded caterware and food service products worthy of the prestigious ‘recycled’ logo mark.

NetSymphony focuses on becoming a provider of network assurance products and services. NetSymphony’s network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. NetSymphony has developed their Maestro System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. NetSymphony announced its first product sales in the first quarter of 2008.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

A. BASIS OF PRESENTATION AND ORGANIZATION (CONT’D)

During the years ended December 31, 2007 and 2006, QoVox recorded revenue of approximately $0 and $43,000. QoVox plans to provide consulting service to NetSymphony on a work for hire basis. Any revenues generated by QoVox or expenses incurred by NetSymphony as a result of this arrangement will be eliminated in consolidation.

CASCommunications had no recorded assets as of December 31, 2007 and had a loss before minority interest of zero for the years ended December 31, 2007 and 2006 due to the lack of activity during those periods. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of December 31, 2007.

These consolidated financial statements reflect those of Datameg Corporation, American Marketing & Sales, Inc., Netsymphony Corporation, QoVox Corporation, and CASCommunications, Inc. In accordance with the Financial Accounting Standards Board (FASB) interpretation (FIN) 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

The Company operates under the name of Datameg Corporation and trades under the symbol DTMG on the OTCBB. The Company’s active subsidiaries are American Marketing & Sales, Inc., NetSymphony Corporation and QoVox Corporation, each of which the Company wholly owns.

As of March 31, 2008, we had a total of nine fulltime employees and four part time independent contractors or consultants. Of these, three individuals serve in administrative and senior management capacities at our subsidiaries. The balance is comprised of one fulltime employee, our Datameg CEO.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements present the consolidation of the financial statements of Datameg Corporation, its partially owned subsidiary, CASCommunications, Inc., and its wholly owned subsidiaries, American Sales and Marketing, Inc., QoVox Corporation and NetSymphony Corporation. All inter-company transactions and balances have been eliminated in the consolidation.

Consolidation of Variable Interest Entities:

In January 2003 and revised December 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” requires consolidation by business enterprises of variable interest entities, as defined, when certain conditions are met. Pursuant to FIN No. 46, the Company continues to consolidate CASCommunications, Inc.

Basis of Accounting:

The accounts of the Company are maintained on the accrual basis of accounting whereby revenue is recognized when earned, and costs and expenses are recognized when incurred.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Intangible assets:

Intangible assets as of December 31, 2006 consisted of goodwill related to the North Electric Company, Inc. merger in April 2002. Effective January 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142). SFAS 142 addresses accounting and reporting for acquired goodwill. It eliminates the previous requirement to amortize goodwill and establishes new requirements with respect to evaluating goodwill and impairment. The annual goodwill impairment assessment involves estimating the fair value of a reporting unit and comparing it with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, additional steps are followed to recognize a potential impairment loss. The Company ascertained the fair value of its subsidiaries, and determined that there was little or no value in the goodwill, and impaired the entire balanceat December 31, 2007, as more fully discussed in Note R.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At December 31, 2007 and 2006, the Company had no uninsured cash balances.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Capital Structure:

SFAS No. 129, “Disclosure of Information about Capital Structure,” requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company’s outstanding stock is comprised of 391,950,062 and 359,394,435 shares of voting common stock as of December 31, 2007 and 2006, respectively. In April 2003, the Company amended its certificate of incorporation with the state of New York to increase the number of authorized shares of stock to 340,000,000 shares of common stock. In January 2003, the Company announced a ten percent stock dividend that was payable to shareholders of record as of January 8, 2003 and was paid in June 2003. In April 2005 we entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common shares. The Company also changed its par value from $0.01 to $0.0001 per share.

Reclassifications:

Some of the prior period balances have been reclassified to conform to current period presentation.

Revenue Recognition:

American Market & Sales

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104, which requires recognition when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and payment is reasonably assured. The Company has determined that these criteria have been met upon shipment, and recognizes revenue at that point.

Pursuant to SFAS No. 5, “Accounting for Contingencies,” the Company has examined collection history, financial conditions of clients, and general economic conditions and determined that it is not necessary to set an allowance for doubtful accounts, which have historically not been significant.

NetSymphony and QoVox

The Company derives revenue from three primary sources: (1) system hardware component sales revenue, (2) software license revenue and (3) services and maintenance and right to use revenue, which include support, maintenance, right to use fees and consulting.  Revenue on system hardware component sales is recognized upon delivery to, and acceptance by the customer.  Software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” (SOP 97-2) issued by the American Institute of Certified Public Accountants.  The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period.  For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or performs the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties and (4) collection is probable and (5) vendor specific objective evidence (VSOE) of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Multiple Element Arrangements:

The Company typically enters into arrangements with customers that include perpetual software licenses, system hardware, maintenance and right to use fees. Software licenses are sold on a per copy basis. Per copy licenses give customers the right to use a single copy of licensed software for exclusive use on the Company’s system hardware. Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method in accordance with SOP No. 98-9, “Modification of SOP 97-2: Software Revenue Recognition.” Under the residual method, the Company allocates and defers revenue for the undelivered elements, based on VSOE of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement is deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which the Company cannot establish VSOE, the Company will recognize the entire arrangement fees ratably over the maintenance and support term.

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

The Vendor’s Fee is Fixed or Determinable. The Company’s prices and services are indicated in invoices and service agreements. Customary payment terms are generally within 30 days after the invoice date.

Collection is Reasonably Assured. Due to a lack of customer history upon which a judgment could be made as to the collectability of a particular receivable, revenue is currently recognized upon receipt of payment assuming all other conditions of the sale have been met.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Advertising:

Advertising costs are charged to operations as incurred. For the years ended December 31, 2007 and 2006, there were only minimal advertising costs charged to operations.

Research and Development:

The Company expenses research and development costs as incurred.

Software Development Costs:

Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. The Company also licenses from a third party the use of certain software that it utilizes in its products. These computer software license fees are expensed as incurred.

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

Stock-Based Compensation:

The Company follows guidance provided in SFAS No. 123R, “Accounting for Stock-Based Compensation,” which requires companies to recognize expense for stock-based awards granted to employees or outside consultants based on their estimated fair value on the grant date.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Comprehensive Income:

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

Recently Issued Accounting Pronouncements:

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” issued February 2007 permits entities to choose to measure many financial instruments andcertain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

SFAS No. 157, “Fair Value Measurements” issued September 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

Segment Information:

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. Although the Company’s recent acquisition, American Marketing and Sales, Inc., is considered a separately reportable business segment, the Company has determined that no material segment information is relevant to this disclosure for the year ended December 31, 2007 due to the acquisition occurring so close to year-end (Note P). The Company did not have any separately reportable business segments during the year ended December 31, 2006.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

C. INVENTORY

At December 31, 2006, the Company’s inventory consisted of various telecommunications equipment utilized by QoVox. No revenues were generated by QoVox during 2007 and there was no movement in the inventory. Due to the technologically dynamic telecommunications industry, an obsolescence reserve for the entire amount was recorded at December 31, 2007.

American Marketing and Sales, Inc.’s inventory is comprised of raw resins that are held by third-party manufacturing plants. Once an order is placed, the plants use tooling molds to manufacture the caterware, which is shipped from the plant directly to customers. At December 31, 2007, raw resins totaled $301,724.

D. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2007	2006
Equipment	$54,062	$46,106
Furniture	40,224	10,095
Automobiles	35,003	-
Capital Leases	35,100	35,100
Tooling Molds	2,777,561	-
Total property and equipment	$2,941,950	$91,301
Less: accumulated depreciation	(164,426)	(90,301)
Property and equipment, net	$2,777,524	$-

Depreciation expense totaled $73,125 and $367 for the years ended December 31, 2007 and 2006, respectively. Of the 2007 depreciation, $60,439 is attributable to the tooling molds used in production and has therefore been reported with cost of goods sold on the statement of operations.

E. RELATED PARTY TRANSACTIONS

As of December 31, 2007 and 2006, the Company was indebted to officers and stockholders in the amount of $28,560 and $57,510, respectively, for advances received and expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation. Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

F. PROMISSORY NOTES

Note 1: On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $596,802, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. Accrued interest on the note totaled $551,425 and $461,804 at December 31, 2007 and 2006, respectively.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

F. PROMISSORY NOTES (CONT’D)

Note 2: In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the note’s inception and totaled approximately $208,000 at December 31, 2006. No significant payments have been made to date and since August 15, 2003, the Company has been in default with respect to this note. In the event of default, the note requires that additional interest of 2% per thirty calendar day period accrue as liquidated damages. According to management, the Company’s independent legal counsel, and various Florida statutes, it is considered unlawful for a creditor to charge in excess of 18% interest per annum on a note of this nature. The Company has concluded that excess interest expense of approximately $53,000 has been recorded since the Company defaulted on the loan. Accordingly, accrued interest and interest expense were reduced by approximately $15,000 and $38,000 during the years ended December 31, 2006 and 2005, respectively, resulting in claimed accrued interest balances of approximately $200,000 and $156,000 at December 31, 2007 and 2006, respectively. On June 25, 2007, the holder of Note 2 filed suit, seeking to have a judgment rendered against the Company for all amounts claimed due. (See additional comments in under “Litigation” below)

Note 3: In July 2004, the Company received a letter from a law firm representing former counsel to the Company concerning fees and costs totaling approximately $245,000 for which former counsel rendered invoices to the Company. On July 21, 2006, the Company signed a settlement and mutual release and promissory note with the former counsel, whereby the Company shall pay the principal sum of $155,000 plus interest at 6% per annum as follows:

•	$10,000.00 on or before December 1, 2006 (paid),
•	$15,000.00 on or before March 15, 2007 (paid),
•	$10,000.00 on or before June 15, 2007 (paid),
•	$10,000.00 on or before September 15, 2007 (paid),
•	$10,000.00 on or before December 15, 2007, (paid)
•	$10,000.00 on or before March 15, 2008, (paid)
•	$10,000.00 on or before June 15, 2008,
•	$10,000.00 on or before September 15, 2008,
•	$10,000.00 on or before December 15, 2008,
•	$10,000.00 on or before March 15, 2009, and
•	$50,000.00 plus all accrued and unpaid interest on or before June 15, 2009.

Former counsel agrees to waive all accrued and unpaid interest if the Company pays the sum of $155,000 by December 1, 2007. At December 31, 2007, the Company is current on its promissory note payments, resulting in a remaining balance of $100,000 ($40,000 current and $60,000 long-term).

Note 4: As of January 1, 2006, the Company entered into promissory notes with three of its Ohio consultants to settle compensation accrued for services rendered to QoVox Corporation in previous years. Total principal of $219,206, plus 7% interest per annum, was payable in six equal quarterly installments, with the first payment due April 15, 2006, and the following payments due the first day of July 2006, October 2006, and so forth.

The Company had not made any payments on the notes, and was in default. Due to questionable validity of the notes, the Company filed suit against the consultants. The litigation was settled in 2008, resulting in the cancellation of all debts owed by the Company. Since the events leading to the settlement were in existence at December 31, 2007, management recorded a total write-off of $324,361.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

F. PROMISSORY NOTES (CONT’D)

Note 5: As part of the purchase of American Marketing and Sales, Inc., (AMS) as described under Note ‘R’ below, the Company entered into a $4 million note payable to the former shareholders of AMS. The note accrues interest at 6% per annum and the entire note balance, including accrued interest, is due and payable on the 2nd anniversary of the merger agreement, which was consummated on December 7, 2007. Interest will start accruing in January 2008.

Note 6: In May 2007, American Marketing and Sales, Inc. entered into a note payable with Flagship Bank of Leominster, MA for $400,000. The note accrues interest at prime less .75% (approximately 6.5%), carries monthly payments of $93,918, and matures in May 2012. The Company is current on its payments, so there is no accrued interest at December 31, 2007. The total remaining balance on the note at December 31, 2007 is $360,527, which is estimated payable as follows:

Summary of principal amount of promissory notes payable are as follows:

Dec. 31,	Payments	Principal	Interest
2008	$93,918	$73,068	$20,850
2009	93,918	77,962	15,956
2010	93,918	83,183	10,735
2011	93,918	88,754	5,164
2012	37,979	37,560	419
Totals	$413,651	$360,527	$53,124

Note payable balances are summarized as follows:

	December 31,
	2007	2006
Note 1	$ 596,802	$ 596,802
Note 2	247,007	247,007
Note 3	100,000	145,000
Note 4	-	219,206
Note 5	4,000,000	-
Note 6	360,527	-
Total principal	5,304,336	1,208,015
Less long-term portion (Notes 3, 5 & 6)	4,347,459	100,000
Total current portion	$ 956,877	$ 1,108,015

G. STOCK TO BE ISSUED

Of the $93,750 balance of stock to be issued at December 31, 2006, $84,000 consisted of proceeds received in 2006 for 1,927,380 shares of common stock subsequently issued in the first quarter of 2007. The remaining $9,750 balance at December 31, 2007 represents 250,000 shares payable to the Company’s outside legal counsel for services rendered. These shares were issued in the first quarter of 2008.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

H. COMMITMENTS AND CONTINGENCIES

Commitments:

In 2002, an investor filed a lawsuit against the Company and the Company’s Chairman for damages in the amount of $54,850. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350. In March 2005, the Company entered into an agreement to pay $55,000 to this Investor by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of December 31, 2007, the balance remaining was approximately $34,000, which is included in accounts payable and accrued expenses. The Company is seeking legal advice from Florida counsel regarding the validity of the original default judgment.

On May 13, 2005, the Company entered into a Mutual General Release with one of its consultants settling any and all claims either company may have had. The terms of the release provided that the Company pay the Consultant $5,000 per month beginning in May for five months for a total of $25,000. The Company made its first payment of $5,000 on May 31, 2005 and has subsequently made $4,000 of additional payments, resulting in balances included in accounts payable and accrued expenses of $16,000 and $16,500 at December 31, 2007 and 2006. The Company is behind on its payments, and is considered to be in default with respect to this agreement.

On July 1, 2005, the Company appointed Joshua E. Davidson to the position of Vice President, Finance. Effective July 1, 2005, the Company and Mr. Davidson entered into a letter agreement, under which the Company agreed to pay to Mr. Davidson $700 per day (or $350 per half day) that he performs services for the Company. On December 29, 2005 the contract with Mr. Davidson was amended changing the rate of pay to $75 per hour. In connection with his appointment as Vice President, Finance, the Company granted to Mr. Davidson a one-time signing bonus of one million restricted shares of the Company’s common stock, of which 50% (500,000 shares) were issued in 2005 and the remaining 50% (500,000 shares) vested on January 3, 2006, but remained unissued at December 31, 2007. On July 28, 2006, Mr. Davidson resigned his position and filed suit in Boston municipal court claiming $14,900 in additional compensation. The Company has denied his claim and has counter claimed for damages. Trial is set for June 2008.

On March 13, 2006, the Company entered into a contract with Michael West appointing him Senior Vice President, National Accounts, for QoVox, Inc. Mr. West’s compensation is comprised of a base salary with incentives for reaching specific sales goals; a stock grant of 1,000,000 shares of the Company’s unregistered stock, with 500,000 shares due upon execution of Mr. West’s contract (issued in May 2006), and 500,000 shares due upon the Company’s receipt of new revenue (not yet issued due to absence of revenues).

On March 13, 2006, the Company terminated its Sales Representation Agreement with Omni Solutions, Inc. by entering into a mutual settlement and release agreement. Omni Solutions, Inc. acknowledged receipt of 12,000,000 common shares together with $87,000 of previously accrued liabilities payable in 6 equal monthly installments in full satisfaction of amounts due under the Sales Representation Agreement. Due to questionable validity of the notes, the Company filed suit against the consultants. The litigation was settled in 2008, resulting in the cancellation of all debts owed by the Company. Since the events leading to the settlement were in existence at December 31, 2007, management recorded settlement income of $324,361. The consultants were also required to return or cancel all common stock and options they held, which was done and recorded during the first quarter of 2008.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

H. COMMITMENTS AND CONTINGENCIES (CONT’D)

Lease commitments:

In October 2004, Datameg signed a lease agreement for office space in Raleigh, North Carolina. The term of the lease was for 37 months beginning December 2004 and ending in January 2008, and called for monthly payments of approximately $5,000.

In January 2008 upon expiration of the above lease agreement, the Company entered into a lease agreement at a new location for approximately 2,600 square feet of space at 7200 Falls of the Neuse Road, Suite 101, Raleigh, North Carolina 27615. The term of the lease is for 26 months beginning December 1, 2007 and expiring January 31, 2010. The monthly rent is approximately $1,950. The property is being used to market and develop NetSymphony’s products.

American Marketing and Sales, Inc. rents a 3600-square-foot showroom and warehouse at 20 Mohawk Drive, Leominster, MA 01453. The arrangement is month-to-month and cancellable at any time. Monthly payments are $1,200 and include taxes and utilities.Total rent expense for all operating leases was $59,718 and $60,834 for the years ending December 31, 2007 and 2006, respectively.

Contingencies:

In some if its former standard Stock Purchase Agreements, the Company granted some purchasers stock registration rights including a 2% monthly penalty for delayed registration payable in additional shares. The Company has not met some of the registration requirements, which could result in the issuance of an estimated 2,006,189 additional shares. However, the Company believes that the penalty is against Massachusestts’ public policy and is not payable or enforceable. Accordingly, the Company has made no provision for this unlikely obligation.

I. STOCK SUBSCRIPTION RECEIVABLE

On March 5, 2004, the Company entered into a stock subscription agreement with a foreign investor to purchase 2,941,176 shares of the Company’s common stock at a purchase price of $0.17 per share. On April 1, 2004, the investor made an initial subscription payment of $80,000 and the Company issued and delivered the full 2,941,176 shares of restricted Common Stock to the investor with the understanding that the investor was sending the Company the $420,000 balance and a stock subscription receivable was duly recorded on the Company’s books in the amount of $420,000. On April 14, 2004, the investor notified the Company of the investor’s intent not to invest further in the Company. The Company offered to issue a new stock certificate in the amount of 470,588 shares to accommodate the $80,000 initial subscription payment in exchange for the investor’s return of the stock certificate issued and delivered to the investor on April 1, 2004 for the full share amount of 2,941,176 shares. The investor refused the Company’s exchange offer and has continued to refuse to return the stock certificate for 2,941,176 shares

The Company intends to institute a legal action to seek vindication in 2008. Given the uncertainties inherent in litigation, the Company took a charge of $105,000 (25%) against the receivable in the 4th quarter of 2006, and another charge of $105,056 during 2007, resulting in a $210,000 balance at December 31, 2007.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

J. INCOME TAXES

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s effective rate is as follows for 2007 and 2006:

	2007	2006
Computed at the expected statutory rate (35%)	$(571,000)	(528,000)
State income tax net federal tax benefit	(81,000)	(75,000)
Compensatory stock options cancelled or expired	324,000
Less: valuation allowance change	328,000	603,000
Total benefit for income taxes	$ -	$ -

Deferred tax assets and (liabilities) at December 31, 2007 and 2006 were as follows:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards (NOL’s)	$4,989,000	$4,418,000
Depreciation and amortization	(20,000)	(20,000)
Goodwill	83,000	-
Stock option compensation	739,000	1,065,000
Gross deferred tax assets	5,791,000	5,463,000
Valuation allowance	(5,791,000)()	(5,463,000)
Net deferred tax assets	$-	$-

The Company has available at December 31, 2007 approximately $13,435,000 of unused net operating loss carry forwards that may be applied against future taxable income that expire in 2019 through 2026. Due to stock ownership changes and other income tax statutes, the ability to benefit from the net operating loss carry forwards may be significantly restricted. Accordingly, for this and other reasons, including uncertainties regarding the Company’s ability to generate taxable income sufficient to utilize NOL’s prior to their expiration, a valuation allowance has been provided against the deterred tax assets.

K. STOCK OPTIONS AND WARRANTS

During the years ended December 31, 2007, the Company granted options and warrants to consultants, employees, and investors to purchase 11,225,000 shares of common stock, at prices ranging from $0.01 to $0.25 per share. The vesting of the stock options resulted in an expense in the amount of $114,420 and $328,360 during the years ended December 31, 2007 and 2006, respectively. Of the options and warrants granted since inception, options and warrants for shares are unexercised and expire between January 2008 and January 2013.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

K. STOCK OPTIONS AND WARRANTS (CONT’D)

A summary of option and warrant activity, for both employees and consultants, for the years ended December 31, 2007 and 2006 is as follows:

	# of Shares	Price Per Share	Weighted Ave Price Per Share
Outstanding December 31, 2005	122,727,992	$0.01 - $0.25	$0.12
Options and warrants granted	14,606,251	$0.04 - $0.10	$0.07
Options and warrants exercised	200,000	$0.01
Options and warrants expired	34,395,000	$0.01 - $0.25
Outstanding, December 31, 2006	102,739,243	$0.01 - $0.25	$0.13
Options and warrants granted	11,225,000	$0.06 - $.07	$0.07
Options and warrants exercised	187,500	$0.04	$.04
Options and warrants expired or terminated	47,053,039	$0.01 - $0.25	$0.13
Outstanding and exercisable, December 31, 2007	66,723,704	$0.01 - $0.25	$0.13

At December 31, 2007 the weighted average remaining life of outstanding stock options and warrants, for both employees and consultants, was approximately 26 months.

The fair value of options and warrants granted in 2007 are estimated on the date of the grant using a type of Black Scholes option pricing model. During the year ended December 31, 2007, the following assumptions were used to value grants: dividend yield of 0%, volatilities ranging from 170 to 175, terms varied based on the negotiated term of the options agreement, and risk free interest rates varied based on the Treasury bond yield with a term comparable to the length of the term listed in the options agreement.

L. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	For the Year Ended December 31, 2007 2006
Net Loss (numerator)	$ (1,632,658)	$ (1,508,163)
Weighted Average Shares (denominator)	372,135,169	347,642,448
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, “Earnings Per Share.” Thus, options and warrants granted as of December 31, 2007 and 2006 are not included in the calculation of diluted EPS as their inclusion would be antidilutive.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

M. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At December 31, 2007, current liabilities exceeded current assets by $2,327,367. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

N. SETTLEMENT OF DEBT

During 2007 and 2006, the Company entered into several settlement agreements reducing existing obligations recorded in accounts payable and accrued liabilities. Since the events leading to the settlements were in existence at each year-end, management has determined that the settlements to be reflected as of the balance sheet date preceding the settlement to more ensure the financials are not misleading. This consideration resulted in a reduction of debt due to settlement or debt forgiveness totaling $419,604 and $38,496 during the years ended December 31, 2007 and 2006, respectively. Management and legal counsel also determined that the statute of limitations had expired on several liabilities or their payment was remote based on aging and lack of collection efforts by creditors. Based on AU 560, liabilities totaling $314,099 were also written off at December 31, 2005. To compensate for any creditors that may seek payment, the Company set up a reserve of approximately 25% of the remaining accounts payable and applicable accrued liabilities at December 31, 2005. The total reserve of $48,000 is amortized quarterly to other income over 3 years commencing the first quarter of 2006, resulting in reserve amortization of $16,000 in each of the years ended December 31, 2007 and 2006.

O. ACCOUNTS RECEIVABLE

NetSymphony and QoVox have no receivables due to the change in product line. Accounts receivable for American Marketing and Sales, Inc. total $1,616,605 at December 31, 2007. Pursuant to SFAS No. 5, “Accounting for Contingencies,” the Company has examined collection history, financial conditions of clients, and general economic conditions and determined that it is not necessary to set an allowance for doubtful accounts, which have historically not been significant.

P. ACQUISITION OF SUBSIDIARY

On December 7, 2007, the Company completed the acquisition of 100% voting interest in American Marketing and Sales, Inc., (AMS) a Massachusetts corporation, in exchange for 15 million restricted shares of Datameg common stock, valued at $.0333333 per share (for total value of $500,000), and a note payable in the amount of $4,000,000 (Note F) payable to the former shareholders of AMS, for total purchase price of $4.5 million. The acquisition was reported in a Form 8-K filed on December 13, 2007.

The primary reasons for the acquisition was to move Datameg toward status as a going concern and to acquire a potential supplier of casings, packaging and other plastics for our NetSymphony product line. The transaction is being accounted for using the purchase method of accounting pursuant to the provisions in SFAS 141, "Business Combinations," which states that the operations of the acquired entity be consolidated with the parent from the date of acquisition forward. Accordingly, the financial statements represent the operations of AMS as of December 31, 2007, and for the period of December 8, 2007 through December 31, 2007. Management recorded the AMS tooling molds at fair market value, which brought the net book value of AMS in line with the purchase price, resulting in no goodwill or cost allocation among the remaining assets and liabilities acquired in the acquisition.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

P. ACQUISITION OF SUBSIDIARY (CONT’D)

A condensed balance sheet identifying allocation of the purchase price to assets acquired and liabilities assumed is as follows:

	Book value on		Estimated Fair
	Acquisition	Purchase	Market Value on
	Date	Price	Acquisition Date
Asset (Liability)	(12/7/07)	Allocation	(12/7/07)

Cash	$ 35,418		$ 35,418
Accounts receivable	1,737,893		1,737,893
Note receivable	425,000		425,000
Furniture and equipment	29,331		29,331
Automobiles	35,003		35,003
Tooling molds	1,671,432	1,106,129	2,777,561
Inventory	780,046		780,046
Accounts payable	(935,528)		(935,528)
Accrued expenses	(24,197)		(24,197)
Notes payable	(360,527)		(360,527)
Total purchase price	$ 3,393,871	$ 1,106,129	$ 4,500,000

Q. SUBSEQUENT EVENTS

In March 2008, the Company issued 2,000,000 shares of restricted common stock for total proceeds of $50,000 to an independent investor. Also in March 2008, the Company issued 1,123,184 shares of restricted common stock in lieu of cash for services rendered totaling $45,125. Of this amount, 1,035,684 shares valued at $41,625 were issued to the Company’s SEC attorney.

R. IMPAIRMENT OF GOODWILL

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of acquired companies. As a result of our acquisition of substantially all of the assets and certain of the liabilities of QoVox, the Company recorded approximately $207,000 of goodwill. In accordance with the provisions of SFAS No. 142, goodwill must be reviewed at least annually for impairment. We have elected to perform our annual review at the end of each fiscal year. If the carrying value of our goodwill were to exceed the fair value at some time in the future, we would be required to report goodwill impairment charges as an operating expense in our statement of operations. Whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable, we must conduct an impairment assessment of its goodwill and identifiable intangible assets. Factors that could trigger an impairment review include:

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

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

R. IMPAIRMENT OF GOODWILL (CONT’D)

Based on our analysis performed at December 31, 2007, we determined that there is little or no value in the goodwill and have impared the entire bgalance based on the criteria identified above.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our disclosure controls and procedures are not effective.

(b)  Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

The management of Company assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007, and this assessment identified the following material weakness in the company’s internal control over financial reporting:

During the course of the Company’s preparation of its 2004 financial statements, including the audit of those financial statements by the Company’s independent registered public accounting firm, five material weaknesses in the Company’s internal control over financial reporting were identified.  These material weakness were (1) the lack of an independent audit committee, (2) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (3) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (4) the lack of a significant segregation of duties or review of financial transactions and (5) the lack of documentation of controls and accounting procedures. Although some improvements have been made, these material weaknesses still exist as of December 31, 2007.

In making its assessment of internal control over financial reporting management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described in the preceding paragraph, management believes that, as of December 31, 2007, the company’s internal control over financial reporting was not effective based on those criteria.

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

ITEM 9.                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our directors, executive officers, significant employees, significant consultants and control persons as of December 31, 2007 were as follows:

Name	Age	Position	Position Since
James Murphy	55	Chairman, Chief Executive Officer, President and Director of Datameg Corporation and Director and President of NetSymphony Corporation and QoVox, Inc.	Dec. 2005
Leonard Tocci	66	President, American Marketing and Sales	Dec. 7, 2007 (date of acquisition)
John T. Grady Jr.	60	Director of Datameg Corporation	Feb. 2006
Dan Ference	59	Chief Operating Officer of QoVox Corporation	Sept. 2001
Neil R. Gordon	58	Director	Sept. 2005

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

Mr. Murphy has a wide range of business experience including a highly successful partnership in Building #19 Corporation, and served as President of Sportbuild, Inc., a subsidiary of the Building #19 Corporation. Mr. Murphy has also been a successful partner in several other companies.

Leonard Tocci, President of American Marketing and Sales, Inc.

Len Tocci has a history of success in his 44-year career in the plastics industry. From 1988 to 1998, he served as president and CEO of Tamor Plastics, where he grew sales from $25 million in 1991 to more than $100 million in 1998.

Following graduation from the University of Bridgeport in 1963, Mr. Tocci began his career by joining Tucker Housewares Corp. where he rose to the position of vice president and director of marketing. Under his direction, Tucker became one of the leading manufacturers of houseware products in the U.S., second only to Rubbermaid. Tucker’s sales rose from $7.5 million in 1968 to more than $76 million in 1984. A proven entrepreneur, Mr. Tocci also founded and owned American Hanger, Inc., a manufacturer of plastic hangers, which grew to more than $18 million in annual revenues under his direction.

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

 Dan Ference, Chief Operating Officer of QoVox Corporation

Mr. Ference has served as Chief Operating Officer of QoVox Corporation since July 2005. Mr. Ference served as the President and Chief Executive Officer of QoVox from September 2001 to July 2005. Mr. Ference has over 27 years experience in the communications industry with various voice and data products and technologies, including almost 20 years of managing research and development programs and centers. From May 1994 to June 2001, Mr. Ference was vice president of Fujitsu Network Communications Raleigh, North Carolina Development Center, where he was responsible for overall Development Center Operations and the Network Management and related Network Element development programs. Prior to this, his career included serving at Bell Laboratories, ITT Network Systems, CITAlcatel, and Nortel, Inc. Mr. Ference holds a B.S. degree from Penn State University and an M.S. degree from Ohio State University both in Electrical Engineering.

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

Summary Compensation Table

The following table sets forth the total compensation paid to or accrued for the years ended December 31, 2007 to our chief executive officer and our other most highly compensated executive officers who were serving as executive officers at the end of our last fiscal year. None of our other executive officers earned more than $100,000 in total annual salary and bonus in the most recently completed fiscal year.

			Annual			Other	Long Term Compensation
			Compensation			Annual	Awards
Name	Position	Year	Salary		Bonus	Compensation	Restricted		Underlying
			($)		($)	($)	Stock		Options/
							Award(s)		SARs
							($)		(#)
James Murphy	President Datameg/ QoVox/ NetSymphony	2007	$150,000		$0	$0	$0		0
James Murphy	President Datameg/ QoVox/ NetSymphony	2006	$150,000		$0	$0	$0		2,500,000
Leonard Tocci	President American Marketing and Sales, Inc.	2007	$200,000	4	$0	$0	$0		0
Dan Ference	COO QoVox	2007	$144,000		$0	$0	$0		0
Dan Ference	COO QoVox	2006	$144,000		$0	$0	$0		0
Dan Ference	Pres. QoVox	2005	$144,000		$0	$0	$0		0
Dan Ference	Pres. QoVox	2004	$18,618	3	0	$0	$396,500	2	2,000,000

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

(4)                    Only the portion of the Mr. Tocci’s 2007 salary earned subsequent to the date of the American Marketing and Sales, Inc. acquisition, December 7, 2007, has been presented in the consolidated statement of operations.

At December 31, 2007, our executive officers had the following outstanding options:

			Percent of total
	Number of Securities		Options/SARs
	Underlying Options/		Granted to Employees	Exercise or base
Name	SARs Granted (#)		In fiscal year	Price ($/sh)	Expiration Date(s)
James Murphy	2,500,000	(1)	-	$0.10 per share	12/28/2010
James Murphy	2,500,000	(1)	-	$0.17 per share	12/28/2010
James Murphy	1,000,000	(1)	-	$0.05 per share	9/1/2008
James Murphy	1,000,000	(1)	-	$0.05 per share	12/28/2010
Daniel Ference	6,250,000	(2)	-	$0.06 per share	12/31/2010
Neil Gordon	750,000		-	$0.04 per share	9/22/2010
(1)	All options are fully vested.

(2)

In January 2007, the Company settled outstanding fees for services rendered during 2006 and prior.  Included in the settlement was the cancellation and replacement of his prior option agreements for the exercise of 5,500,000 and 2,000,000 options at $.15 and $.18, respectively, with the option to purchase 6,250,000 shares at $.06.  Since the circumstances leading to the settlement were in existence at December 31, 2007 and related to services rendered during 2006 and prior, the options were considered issued and outstanding at December 31, 2007 and an incremental compensation expense resulting from the cancellation and replacement of the option agreements of $64,800 was recorded during 2006.

Directors Remuneration

We do not currently compensate our directors for serving on the board of directors, other than through options as discussed above.

ITEM 11.                        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the following information about the beneficial ownership of our common stock as of March 31, 2008 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We are not aware of any beneficial owner of more than 5% of the outstanding common stock. Unless otherwise indicated, the address of each named beneficial owner or executive officer is c/o Datameg Corporation, 2150 S 1300 E, Suite 500, Salt Lake City, UT 84107.

NAME AND ADDRESS OF DIRECTOR OR EXECUTIVE OFFICER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS(3)

James Murphy	18,560,000	(3)	4.7%
Leonard Tocci	20,091,666		5.1%
Neil Gordon	750,000	(4)	.2%
John T. Grady, Jr.	0		0%
Dan Ference	8,500,000	(5)	2.2%
Directors and Officers as a Group	47,901,666		12.2%

 (1)   Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes of this chart, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days after March 31, 2008 through the exercise of warrants or options or the conversion of convertible securities.

(2)   Each beneficial owner’s, director’s or executive officer’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 31, 2008 have been exercised.

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

The Company’s officers and stockholders regularly advance the Company money or make purchases in the Company’s behalf. As of December 31, 2007 and December 31, 2006, the Company was indebted to officers and stockholders in the amount of $28,560 and $57,510 respectively. This is exclusive of amounts included in accrued compensation. Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

 ITEM 13.  EXHIBITS

EXHIBIT INDEX

Exhibit
No.	Description
2.10	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)
3.10	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)
3.20	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)
5.10	Opinion of Duane Morris LLP as to legality of securities being registered.
10.10	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)
10.20	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, noteholder, amount and conversion price.(2)
10.30	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)
10.40	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)
10.50	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)
10.60	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)
10.70	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)
10.80	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)
10.90	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)
10.10	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)
10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)
10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)
10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)
10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)
10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)
10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)
10.18	Stock Lock-up Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)
10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)
10.20	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)
10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)
10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)
10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)
10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)
10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)
10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)
10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)
10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)
10.29	Resignation by William J. Mortimer as General Manager of QoVox, Inc.(11)
10.30	Appointment of James Murphy as its Chief Executive Officer, President and Chairman of the Board of Directors.(12)
10.31	Appointment of Lehman Bros. Managing Director John T. Grady Jr. to Board of Directors.(13)
10.32	Appointment of Bob Nelson as Vice President, Worldwide Sales, for QoVox.(14)
10.33	Appointment of Michael West as Senior Vice President, National Accounts, for QoVox.(15)
10.34	Benson And Gordon Compensation Amendments.(16)
10.35	Director Mark P. McGrath resignation. (17)
10.36	Investment banker Byron J. Collier appointed to the Advisory Board (18)
10.37	Director William J. Mortimer receives 2 million Datameg common shares, returns 10 million under RSA (19)
10.38	Benson Amendment And Utah Move (20)
10.39	Former Director and Chief Executive Mark P. McGrath canceled his option agreement for 10 million shares. (21)
10.40	Changes in Registrant’s Certifying Accountant (22)
10.41	QoVox received its 4th purchase order from the Time Warner Cable Raleigh Division. (23)
10.42	Patrick J. Glennon was appointed to the Company’s advisory board. (24)
10.43	Dr. Jim DeCoste was appointed to the Company’s advisory board. (25)
10.44	Ragusa consulting services retained as Chief Marketing Officer for QoVox.(26)
10.45	FeatureTel enters 60 day trial of QoVox product. (27)
10.46	Lingle and Stewart become President and Chief Techology Officer of QoVox. (28)
10.47	Shireman becomes VP Sales of QoVox. (29)
10.48	Non-Reliance on Previously Filed Audited Report (30)
10.49	Amendment to Notice of Non-Reliance on Previously Filed Audited Report (31)
10.50	Entry into a Material Definitive Agreement to Acquire Computer Ctr.Com, Inc.(32)
10.51	Appointment of Winthrop Sargent as contracted Vice President of Finance. (33)

10.52	Announcement of acquisition of American Marketing & Sales, Inc. (34)
10.53	Announcement of completion of field audits for American Marketing & Sales, Inc. and Computer Center.Com (35)
10.54	Announcement of closing of American Marketing & Sales, Inc. acquisition (36)
21.10	Subsidiaries of the Registrant.(3)
99.10	Exhibit of Unregistered Sales of Securities.(7)
99.20	Press Release dated September 1, 2005.(3)
(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on June 14, 2004.
(3)	Incorporated by reference to the Form SB-2 filed by Datameg Corporation on September 1, 2005.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg NY on November 26, 2004.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB filed by Datameg NY on April 14, 2004.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB/A filed by Datameg NY on April 20, 2005.
(7)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg Corporation on August 29, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 22, 2005.
(9)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on February 27, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 14, 2005.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 17, 2006.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 23, 2006.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 1, 2006.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 14, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2006.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 7, 2006.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 12, 2006.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 14, 2006.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 31, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 4, 2006
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 7, 2006
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 5, 2006
(24)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 19, 2006
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 26, 2006
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on November 17, 2006
(27)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 20, 2006
(28)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2007
(29)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 15, 2007
(30)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 18, 2007
(31)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 24, 2007
(32)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 14, 2007
(33)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 8, 2007
(34)	Incorporated by reference to the Current Report on Form 8-Kfiled by Datameg Corporation on August 17, 2007
(35)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on October 31, 2007
(36)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 13, 2007
(*)	Management contract or compensatory plan.

Exhibits to Form 10-KSB

31.1Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the SarbanesOxley Act of 2002.

32.1 Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
	Fiscal Year		Audit		All
	Ended	Audit	Related	Tax	Other	Total
	December 31,	Fees (1)	Fees (2)	Fees (3)	Fees (4)	Fees
	2006	$81,000	$0	$5,000	$0	$86,000
	2007	$92,000	$0	$5,000	$0	$97,000

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

(3)           The aggregate fees billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All the fees billed under this item in 2007 and 2006 were for tax compliance services.

(4)           The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)1 through 9(e)3 of Schedule 14A (See (1), (2), and (3) above).

Audit Committees PreApproval Policies and Procedures

Our president preapproves all professional services and fees provided by our principal accountants. During 2007 and 2006, our sole director approved only professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements included in our Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years and tax compliance.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DataMEG Corp.
(Registrant)

Date:	March 31, 2008	By:	/s/ James Murphy
James Murphy, Chairman of the Board of Directors and Sole Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2008	By:	/s/ James Murphy
James Murphy, Chairman of the Board of Directors and Sole Principal Financial Officer