Form 10QSB
period 2008-03-31
DATAMEG CORP
filed 2008-05-20
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB   ☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. There were 395,673,246 shares of common stock outstanding as of May 19, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

ITEM 1. FINANCIAL STATEMENTS

INDEX

Datameg Corporation

Consolidated Financial Statements (unaudited)

For the Three Months Ended March 31, 2008 and 2007

DATAMEG CORPORATION
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2008	2007
CURRENT ASSETS	(unaudited)
Cash	$ 626,805	$ 49,086
Accounts receivable, net	1,139,423	1,616,605
Inventory (Note C)	298,186	301,724
Total Current Assets	2,064,414	1,967,415

PROPERTY AND EQUIPMENT - NET	2,688,772	2,777,524

OTHER ASSETS
Deposits	-	7,218
Total Other Assets	-	7,218
TOTAL ASSETS	$ 4,753,186	$ 4,752,157
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 4,031,445	$ 3,309,345
Due to related parties (Note D)	28,560	28,560
Notes payable (Note E)	883,809	956,877
Total Current Liabilities	4,943,814	4,294,782
NOTES PAYABLE - LONG-TERM PORTION (Note E)	4,392,502	4,347,459
TOTAL LIABILITIES	9,336,316	8,642,241

MINORITY INTEREST	(67,939)	(67,939)

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 493,000,000 shares authorized, 395,073,246 and 391,950,062 shares issued
and outstanding, Mar. 31, 2008 and Dec. 31, 2007, resp.	39,507	39,195
Additional paid-in capital	33,151,083	33,056,270
Stock subscriptions receivable (Note F)	(210,000)	(210,000)
Liability for stock to be issued	-	9,750
Accumulated deficit	(37,495,781)	(36,717,360)
Total Stockholders' Deficit	(4,515,191)	(3,822,145)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,753,186	$ 4,752,157

See accompanying notes to the financial statements.

DATAMEG CORPORATION
Consolidated Statements of Operations
(unaudited)

	For the Three Months
	Ended March 31,
	2008	2007

NET SALES	$ 1,926,142	$ -
COST OF SALES	(1,460,468)	-
GROSS MARGIN	465,674	-

OPERATING EXPENSES
General and administrative	643,951	434,512
Selling and marketing	55,933	74,551
Research and development	68,393	34,772
Total Operating Expenses	768,277	543,835

LOSS FROM OPERATIONS	(302,603)	(543,835)

OTHER INCOME (EXPENSES)
Interest expense	(100,166)	(37,921)
Settlement income	10,000	-
Debt write-off	4,000	4,000
Other income	810	4,584
Total Other Income (Expenses)	(85,356)	(29,337)

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST	(387,959)	(573,172)

PROVISION FOR INCOME TAXES	(16,914)	-

MINORITY INTEREST IN
SUBSIDIARIES LOSSES	-	-

NET LOSS	$ (404,873)	$ (573,172)

BASIC AND DILUTED:
Net loss per common share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	393,336,351	361,509,315

See accompanying notes to the financial statements.

DATAMEG CORPORATION
Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months
	Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (404,873)	$ (573,172)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Depreciation	142,751	-
Stock issued for consulting services	3,500	-
Stock option compensation expense	-	61,283
Debt write-off	(4000)	(4,000)
Settlement income	(10,000)	-
Change in operating assets and liabilities:
Deecrease in accounts receivable, net	477,182	-
Decrease in inventory	3,538	-
Decrease in prepaid and deferred expenses	-	4,375
Decrease in deposits	7,218	-
Increase in accounts payable and accrued expenses	767,976	181,773
Decrease in related party payables	-	(3,000)
Net cash provided by (used in) operating activities	983,292	(332,741)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(54,000)	(797)
Net Cash Used by Investing Activities	(54,000)	(797)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from stock issuances	50,000	307,500
Principal payments on notes payable	(28,025)	(15,000)
Payment of dividends	(373,548)	-
Net Cash Provided by Financing Activities	(351,573)	292,500
NET INCREASE IN CASH	577,719	(41,038)
CASH, BEGINNING OF PERIOD	49,086	71,626
CASH, END OF PERIOD	$ 626,805	$ 30,588

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$ 6,623	$ -
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for satisfaction of debt	$ 41,625	$ 84,000

Stock issued for fixed assets	$ -	$ 7,400

See accompanying notes to the financial statements.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

A. BASIS OF PRESENTATION AND ORGANIZATION

Datameg Corporation has four subsidiaries: American Marketing and Sales, Inc., a Massachusetts corporation that the Company wholly owns; NetSymphony Corporation and QoVox Corporation, North Carolina corporations that the Company wholly owns; and CASCommunications, Inc., a Florida corporation, of which the Company owns 40%. The primary business of American Marketing and Sales, Inc. (doing business as Innovative Designs) is marketing and selling food service products and caterware. NetSymphony Corporation was incorporated on March 29, 2007 to take advantage of software-driven network assurance products and services, and its planning and staffing are in the formative stage. QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. Datameg and its subsidiaries individually and collectively have been considered development stage enterprises in prior years. With the acquisition of American Marketing and Sales, Inc., the Company is no longer considered to be in the development stage as defined in SFAS No. 7, “Accounting for Development Stage Enterprises.” CASCommunications, Inc. is an inactive company. CASCommunications, Inc. did not generate any revenue in 2007 and is not expected to generate any revenue in 2008.

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

During the three months ended March 31, 2008 and 2007, QoVox did not record any revenue. QoVox plans to provide consulting service to NetSymphony on a work for hire basis. Any revenues generated by QoVox or expenses incurred by NetSymphony as a result of this arrangement will be eliminated in consolidation.

CASCommunications had no recorded assets as of December 31, 2007 and had a loss before minority interest of zero for the quarters ended March 31, 2008 and 2007 due to the lack of activity during those periods. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of March 31, 2008.

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

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

A. BASIS OF PRESENTATION AND ORGANIZATION (CONT’D)

As of March 31, 2008, the Company had a total of nine fulltime employees and four part time independent contractors or consultants. Of these, four individuals serve in administrative and senior management capacities.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-QSB and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements present the consolidation of the financial statements of Datameg Corporation, its partially owned subsidiary, CASCommunications, Inc., and its wholly owned subsidiaries, American Sales and Marketing, Inc., QoVox Corporation and NetSymphony Corporation. All intercompany transactions and balances have been eliminated in the consolidation.

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

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Property and Equipment:

Property and equipment are stated at cost. Depreciation and amortization is determined using the straight-line method over estimated useful lives ranging from three to eight years.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At March 31, 2008 and December 31, 2007, the Company had no uninsured cash balances.

Capital Structure:

SFAS No. 129, “Disclosure of Information about Capital Structure,” requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company’s outstanding stock is comprised of 395,073,246 and 391,950,062 shares of voting common stock as of March 31, 2008 and December 31, 2007. In April 2003, the Company amended its certificate of incorporation with the state of New York to increase the number of authorized shares of stock to 340,000,000 shares of common stock. In April 2005 we entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common shares. The Company also changed its par value from $0.01 to $0.0001 per share.

Reclassifications:

Some of the prior period balances have been reclassified to conform to current period presentation.

Revenue Recognition:

American Market & Sales, Inc.

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

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue Recognition (Cont’d):

NetSymphony Corporation and QoVox Corporation

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

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Advertising:

Advertising costs are charged to operations as incurred. For the quarters ended March 31, 2008 and 2007, there were only minimal advertising costs charged to operations.

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

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Net Loss Per Common Share:

The Company reports basic and diluted earnings per share (EPS) according to the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by any convertible preferred dividends; the after-tax amount of interest recognized in the period associated with any convertible debt; and any other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Due to the Company’s continuing net losses, potentially dilutive securities would have an antidilutive effect on EPS. Accordingly, basic and diluted EPS are the same.

Recently Issued Accounting Pronouncements:

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements (Cont’d):

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). This standard will not have current application to our financial statements.

In December 2007, FASB issued a revision to Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.” The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will have application on our financial statements, as we are actively seeking acquisition candidates.

Segment Information:

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. American Marketing and Sales, Inc. (AMS), is considered a separately reportable business segment, and the AMS disaggregated assets, revenues, and profit (loss) are presented below as compared to the Datameg Corporation consolidated totals as of and for the quarter ended March 31, 2008. Since the acquisition occurred during the fourth quarter of 2007, the Company is only presenting a comparison of assets as of December 31, 2007, as profit (loss) information for the period of acquisition (December 7, 2007) through December 31, 2007 would not be comparable with consolidated totals for the year ended December 31, 2007.

	Consolidated				AMS as a Percentage
	Totals		AMS		of Consolidated Totals
	Year Ended	Quarter Ended	Year Ended	Quarter Ended	Year Ended	Quarter Ended
	Dec.31,	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,
	2007	2008	2007	2008	2007	2008
Assets	4,958,903	4,753,186	3,630,090	3,629,821	73.20%	76.37%
Revenues		1,926,142		1,926,142		100.00%
Profit (Loss)		(404,873)		124,163

C. INVENTORY

The Company assembles finished goods for specific sale-on-approval contracts. Inventory at March 31, 2008 was $298,186, which was comprised of $82,400 in raw materials, $155,523 in work in progress, and $60,263 in finished goods. Inventory at December 31, 2007 consisted of $301,724 in raw materials.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

D. RELATED PARTY TRANSACTIONS

March 31, 2007

As of March 31, 2008 and December 31, 2007, the Company was indebted to officers and stockholders in the amount of $28,560 for advances received and expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation. Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

E. PROMISSORY NOTES

Note 1: On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $596,802, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. Accrued interest on the note totaled $573,830 and $551,425 at March 31, 2008 and December 31, 2007, respectively.

Note 2: In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the note’s inception and totaled $211,304 and $200,166 at March 31, 2008 and December 31, 2007, respectively. No significant payments have been made to date and since August 15, 2003, the Company has been in default with respect to this note. On June 25, 2007, the note holder filed suit, seeking to have a judgment rendered against the Company for all amounts claimed due. The matter is currently in litigation.

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

Former counsel agrees to waive all accrued and unpaid interest if the Company pays the sum of $155,000 by December 1, 2007, which was done. At March 31, 2008, the Company is current on its promissory note payments, resulting in a remaining balance of $90,000 ($40,000 current and $50,000 long-term).

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

E. PROMISSORY NOTES (CONT’D)

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

The Company had not made any payments on the notes, and was in default. Due to questionable validity of the notes, the Company filed suit against the consultants. The litigation was settled in 2008, resulting in the cancellation of all debts owed by the Company. Since the events leading to the settlement were in existence at December 31, 2007 and the settlement occurred prior to the publication of the December 31, 2007 financial statements, management recorded a total write-off of $324,361 at December 31, 2007.

Note 5: As part of the purchase of American Marketing and Sales, Inc., (AMS), the Company entered into a $4 million note payable to the former shareholders of AMS. The note accrues interest at 6% per annum and the entire note balance, including accrued interest, is due and payable on the 2nd anniversary of the merger agreement, which was consummated on December 7, 2007. Interest started to accrue in January 2008, resulting in accrued interest of $60,000 as of March 31, 2008.

Note 6: In May 2007, American Marketing and Sales, Inc. entered into a note payable with Flagship Bank of Leominster, MA for $400,000. The note accrues interest at prime less .75% (approximately 6.5%), carries monthly payments that annually total of $93,918, and matures in May 2012. The Company is current on its payments, so there was no accrued interest at March 31, 2008 or December 31, 2007. The total remaining balance on the note at March 31, 2008 and December 31, 2007 was $342,502 and $360,527, respectively. Future maturities as of December 31, 2007 are as follows:

Dec. 31,	Payments	Principal	Interest
2008	$93,918	$73,068	$20,850
2009	93,918	77,962	15,956
2010	93,918	83,183	10,735
2011	93,918	88,754	5,164
2012	37,979	37,560	419
Totals	$413,651	$360,527	$53,124

Note payable balances are summarized as follows:

	March 31,	December 31,
	2008	2007
Note 1	$ 596,802	$ 596,802
Note 2	247,007	247,007
Note 3	90,000	100,000

Note 4	-	-
Note 5	4,000,000	4,000,000
Note 6	342,502	360,527
Total principal	5,276,311	5,304,336
Less long-term portion (Notes 3, 5 & 6)	(4,392,502)	(4,347,459)
Total current portion	$ 883,809	$ 956,877

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(unaudited)

F. STOCK SUBSCRIPTION RECEIVABLE

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

The Company is convinced of the merits of its claim against the investor and intends to institute a legal action to vindicate that claim in the third quarter of 2008. Given the uncertainties inherent in litigation, the Company took a charge of $105,000 (25%) against the receivable in the fourth quarter of 2006, and another charge of $105,056 in the fourth quarter of 2007, resulting in a $210,000 balance at March 31, 2008 and December 31, 2007.

G. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	Three months ended March 31,
	2008	2007
Net Loss (numerator)	$ 404,873	$ 573,172
Weighted Average Shares (denominator)	393,336,351	361,509,315
Basic and diluted net loss per common share	$ 0.00	$ 0.00

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, “Earnings Per Share.” Thus, options and warrants outstanding as of March 31, 2008 and December 31, 2007 are not included in the calculation of diluted EPS, as their inclusion would be antidilutive.

H. GOING CONCERN, OPERATING LOSS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At March 31, 2008, current liabilities exceeded current assets by $2,879,400. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

J. SUBSEQUENT EVENTS

On April 13, 2008, the Company entered into a stock purchase agreement for the sale of 600,000 shares of restricted common stock at $.025 per share for total proceeds of $15,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

THE GREEN LINE

American Marketing and Sales, Inc., located in Leominster, Massachusetts, has successfully developed and introduced an extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products and has received orders or commitments to purchase the new Green Line of products from Whole Foods, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges, including the University of Massachusetts. The new Green Line products consist of 25 items including various sizes of trays, party platters, and serving bowls with lids. These non-toxic products qualify for the Green label inasmuch as they are manufactured from FDA-approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. American Marketing and Sales, Inc. is one of the first manufacturers in the industry to introduce injection-molded caterware and food service products worthy of the prestigious ‘recycled’ logo mark. On March 11, 2008, American Marketing and Sales, Inc. entered into a binding term sheet to acquire one-third of the outstanding shares and 50% of the voting rights in one of American Marketing and Sales, Inc.’s primary manufacturers, JAM Plastics, also located in Leominster. As of March 31, 2008, the agreement had not yet closed and no stock had been exchanged.

SERVICE ASSURANCE SYSTEMS PRODUCTS AND SERVICES FOR NETWORK OPERATORS IN THE TELECOMMUNICATIONS INDUSTRY

Datameg is a holding company, but through its subsidiary, NetSymphony Corporation, is a technology company focused on providing service assurance systems products and services for network operators in the telecommunications industry. Our target customers are telecom operators and cable operators worldwide. We focus specifically on voice services over traditional circuit switched and managed IP networks.

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

Although we commenced sales of the Maestro System in the first quarter of 2008, revenue recognition criteria had not yet been met at March 31, 2008, so no revenues have been recorded on these contracts to date.

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

Since December 31, 2007, we accepted the following subscriptions for restricted shares:

Date Purchased	Investor	Amount	Share Price	Number of Shares
3/22/2008	John Boniface	$50,000	$0.025	2,000,000
4/13/2008	Esther Levens	$15,000	$0.025	600,000

In addition, we issued stock fore services in lieu of cash as follows:

Date Purchased	Investor	Amount	Share Price	Number of Shares
3/14/2008	Paul Vuksich	$41,625	0.040	1,035,684
3/26/2008	Terry Clarke	$2,000	0.040	50,000
3/26/2008	Lynn Kettleson	$1,500	0.040	37,500

There can be no assurance that we will be able to raise additional capital on acceptable terms or at all. If we are unable to raise additional capital, we would need to curtail or reduce some or all of our operations, and some or all of NetSymphony’s or QoVox's operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates have a material impact on our financial statements. Our crucial accounting policies are included in the footnotes to our unaudited March 31, 2008 financial statements included herein.

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to December 31, 2007 and prior to the acquisition of American Marketing and Sales, Inc., we generated approximately $135,000 in total revenue and accumulated a net loss of approximately $37 million. These losses were principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. American Marketing and Sales, Inc. generated approximately $12 million in revenues during 2007, and approximately $1.9 million during the first quarter of 2008. NetSymphony will start generating revenues in the second quarter of 2008, so we anticipate a gradual reduction in our accumulated deficit.

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

In March 26, 2008, American Marketing & Sales announced the introduction of additional new products manufactured with 40% recycled resins. The new product line consists of fifteen items of office products including desk top organizers, letter trays, legal letter trays, pencil holders, paper clip and card holders, magazine holders, and telephone and draw organizers. Targeted customers include Walmart, Target, BJ’S, Sam’s Club, Staples, Office Max, Office Depot, W.B. Mason, and numerous mail order catalogs. The Office Products Green Line will be introduced and ready for shipment in April 2008.

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

(b)  Internal Control over Financial Reporting

During the course of the Company’s preparation of its 2004 financial statements, including the audit of those financial statements by the Company’s independent registered public accounting firm, five material weaknesses in the Company’s internal control over financial reporting were identified.  These material weakness were (1) the lack of an independent audit committee, (2) the delay in recording financial transactions, which could result in inadvertent errors or omissions, (3) the lack of an organized system of document review, signing, retaining copies, and orderly filing, (4) the lack of a significant segregation of duties or review of financial transactions and (5) the lack of documentation of controls and accounting procedures. Although some improvements have been made, these material weaknesses still exist as of March 31, 2008.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Miami Associates Investors, LLC filed a lawsuit in 2003 against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of March 31, 2008, the balance remaining was approximately $34,000. The company is seeking legal advice from Florida counsel regarding the validity of the original default judgment.

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

On June 25, 2007, a former consultant to whom alleged past-due fees are owed, filed suit in Case No. 07-80550, United States District Court, Southern District of Florida, seeking to have a judgment rendered against the Company as maker and Andrew Benson as guarantor for all amounts claimed due on the promissory note. The Company and Benson answered the consultant’s complaint. The Company has filed a counter claim against the holder, claiming among other things that amounts underlying the alleged debts have been paid in full and no principal or interest is due on the debt. A bench trial was conducted the week of April 14, 2008 and the matter was submitted for the court’s decision, which has not yet been determined.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The disclosure requirements for this item have been disclosed in Item 1 of this report under the caption "Liquidity and Capital Resources" and are incorporated herein by reference. In addition, Item 5 below is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit
No.	Description

2.10	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.10	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.20	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

5.10	Opinion of Duane Morris LLP as to legality of securities being registered.

10.10	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)

10.20	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, noteholder, amount and conversion price.(2)

10.30	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)

10.40	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)

10.50	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)

10.60	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)

10.70	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)

10.80	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)

10.90	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)

10.10	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)

10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)

10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)

10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)

10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)

10.18	Stock Lock-up Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)

10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)

10.20	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)

10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)

10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)

10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)

10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)

10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)

10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)

10.29	Resignation by William J. Mortimer as General Manager of QoVox, Inc.(11)

10.30	Appointment of James Murphy as its Chief Executive Officer, President and Chairman of the Board of Directors.(12)

10.31	Appointment of Lehman Bros. Managing Director John T. Grady Jr. to Board of Directors.(13)

10.32	Appointment of Bob Nelson as Vice President, Worldwide Sales, for QoVox.(14)

10.33	Appointment of Michael West as Senior Vice President, National Accounts, for QoVox.(15)

10.34	Benson And Gordon Compensation Amendments.(16)

10.35	Director Mark P. McGrath resignation. (17)

10.36	Investment banker Byron J. Collier appointed to the Advisory Board (18)

10.37	Director William J. Mortimer receives 2 million Datameg common shares, returns 10 million under RSA (19)

10.38	Benson Amendment And Utah Move (20)

10.39	Former Director and Chief Executive Mark P. McGrath canceled his option agreement for 10 million shares. (21)

10.40	Changes in Registrant’s Certifying Accountant (22)

10.41	QoVox received its 4th purchase order from the Time Warner Cable Raleigh Division. (23)

10.42	Patrick J. Glennon was appointed to the Company’s advisory board. (24)

10.43	Dr. Jim DeCoste was appointed to the Company’s advisory board. (25)

10.44	Ragusa consulting services retained as Chief Marketing Officer for QoVox.(26)

10.45	FeatureTel enters 60 day trial of QoVox product. (27)

10.46	Lingle and Stewart become President and Chief Techology Officer of QoVox. (28)

10.47	Shireman becomes VP Sales of QoVox. (29)

10.48	Non-Reliance on Previously Filed Audited Report (30)

10.49	Amendment to Notice of Non-Reliance on Previously Filed Audited Report (31)

10.50	Entry into a Material Definitive Agreement to Acquire Computer Ctr.Com, Inc.(32)

10.51	Appointment of Winthrop Sargent as contracted Vice President of Finance. (33)

10.52	Announcement of acquisition of American Marketing & Sales, Inc. (34)

10.53	Announcement of completion of field audits for American Marketing & Sales, Inc. and Computer Center.Com (35)

10.54	Announcement of closing of American Marketing & Sales, Inc. acquisition (36)

10.55	Announcement of American Marketing & Sales, Inc. financial statements (37)

10.56	Announcement of Commencement of Maestro Product Sales by NetSymphony (38)

10.57	Announcement of First Sale by NetSymphony of Maestro product sales. (39)

10.58	Announcement by American Marketing & Sales, Inc. of stake in JAM Plastics. (40)

10.59	Announcement by NetSymphony of Sales Agent Agreement with Acorn Technologies (41)

10.60	Announcement by American Marketing & Sales, Inc of Greenline Products (42)

21.10	Subsidiaries of the Registrant.(3)

99.10	Exhibit of Unregistered Sales of Securities.(7)

99.20	Press Release dated September 1, 2005.(3)
(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on June 14, 2004.
(3)	Incorporated by reference to the Form SB-2 filed by Datameg Corporation on September 1, 2005.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg NY on November 26, 2004.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB filed by Datameg NY on April 14, 2004.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB/A filed by Datameg NY on April 20, 2005.
(7)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg Corporation on August 29, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 22, 2005.
(9)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on February 27, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 14, 2005.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 17, 2006.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 23, 2006.

(14)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 1, 2006.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 14, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2006.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 7, 2006.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 12, 2006.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 14, 2006.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 31, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 4, 2006
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 7, 2006
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 5, 2006
(24)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 19, 2006
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 26, 2006
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on November 17, 2006
(27)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 20, 2006
(28)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2007
(29)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 15, 2007
(30)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 18, 2007
(31)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 24, 2007
(32)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 14, 2007
(33)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 8, 2007
(34)	Incorporated by reference to the Current Report on Form 8-Kfiled by Datameg Corporation on August 17, 2007
(35)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on October 31, 2007
(36)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 13, 2007
(37)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2008
(38)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 21, 2008
(39)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 5, 2008

(40)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 12, 2008
(41)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 19, 2008
(42)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 26, 2008
(*)	Management contract or compensatory plan.

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

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	May 19, 2008