Form 10-Q
period 2008-06-30
DATAMEG CORP
filed 2008-08-13
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 333-128060

DATAMEG CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3134389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2150 South 1300 East, Suite 500, Salt Lake City, UT	84106
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (866) 739-3945

Indicate by check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 399,673,246 shares of common stock outstanding as of August 8, 2008.

PART I - FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

INDEX

Datameg Corporation

Consolidated Financial Statements (unaudited)

For the Three and Six Months Ended June 30, 2008 and 2007

DATAMEG CORPORATION
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2008	2007
CURRENT ASSETS	(unaudited)
Cash	$ 720,705	$ 49,086
Accounts receivable, net	1,332,791	1,616,605
Inventory (Note C)	267,458	301,724
Total Current Assets	2,320,954	1,967,415

PROPERTY AND EQUIPMENT - NET	2,646,598	2,777,524

OTHER ASSETS
Prepaid expenses	9,540	-
Deposits	-	7,218
Total Other Assets	-	7,218
TOTAL ASSETS	$ 4,977,092	$ 4,752,157
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 4,191,127	$ 3,309,345
Due to related parties (Note D)	28,560	28,560
Judgment payable (Note H)	468,433	-
Notes payable - current portion(Note E)	941,809	956,877
Total Current Liabilities	5,629,929	4,294,782
NOTES PAYABLE - LONG-TERM PORTION (Note E)	4,536,513	4,347,459
TOTAL LIABILITIES	10,166,442	8,642,241

MINORITY INTEREST	(67,939)	(67,939)

STOCKHOLDERS' DEFICIT
Common stock, $0.0001 par value; 493,000,000 shares authorized, 399,673,246 and 391,950,062 shares issued
and outstanding, June 30, 2008 and Dec. 31, 2007, resp.	39,967	39,195
Additional paid-in capital	33,333,123	33,056,270
Stock subscriptions receivable (Note F)	(210,000)	(210,000)
Liability for stock to be issued	-	9,750
Accumulated deficit	(38,284,501)	(36,717,360)
Total Stockholders' Deficit	(5,121,411)	(3,822,145)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,977,092	$ 4,752,157

See accompanying notes to the financial statements.

DATAMEG CORPORATION
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET SALES	$ 2,996,173	$ -	$ 4,922,315	$ -
COST OF SALES	(2,307,491)	-	(3,767,959)	-
GROSS MARGIN	688,682	-	1,154,356	-

OPERATING EXPENSES
General and administrative	882,359	389,227	1,526,310	823,739
Selling and marketing	86,076	16,395	142,009	90,946
Research and development	-	28,788	68,393	63,560
Loss on litigation	468,433	-	468,433	-
Total Operating Expenses	1,436,868	434,410	2,205,145	978,245

LOSS FROM OPERATIONS	(748,186)	(434,410)	(1,050,789)	(978,245)

OTHER INCOME (EXPENSES)
Interest expense	(98,790)	(38,567)	(198,956)	(76,488)
Debt write-off	4,000	4,000	8,000	8,000
Other income	37,342	-	48,152	4,584
Total Other Income (Expenses)	(57,448)	(34,567)	(142,804)	(63,904)

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST	(805,634)	(468,977)	(1,193,593)	(1,042,149)

PROVISION FOR INCOME TAXES	16,914	-	-	-

MINORITY INTEREST IN
SUBSIDIARIES LOSSES	-	-	-	-

NET LOSS	$ (788,720)	$ (468,977)	$(1,193,593)	$(1,042,149)
BASIC AND DILUTED:
Net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	399,139,913	365,667,287	396,238,132	363,588,301

See accompanying notes to the financial statements.

DATAMEG CORPORATION
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,193,593)	$ (1,042,149)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	274,362	684
Settlement income	(10,000)	-
Stock issued for services	142,875	133,850
Stock option vesting expense	60,000	126,774
Debt write-off	(8,000)	(8,000)
Change in operating assets and liabilities:
Decrease in accounts receivable, net	283,814	-
Decrease in inventory	34,266	-
(Increase) decrease in prepaid and deferred expenses	(9,540)	8,750
Decrease in deposits	7,218	-
Increase in accounts payable and accrued expenses	1,130,387	294,678
Increase in related party payables	-	22,950
Increase in judgment payable	468,433	-
Net cash provided by (used in) operating activities	1,180,222	(462,463)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(143,436)	(1,354)
Net Cash Used by Investing Activities	(143,436)	(1,354)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from stock issuances	65,000	421,920
Principal payments on notes payable	(56,619)	(25,000)
Payment of dividends	(373,548)	-
Net Cash Provided by Financing Activities	(365,167)	396,920
NET INCREASE (DECREASE) IN CASH	671,619	(66,897)
CASH, BEGINNING OF PERIOD	49,086	71,626
CASH, END OF PERIOD	$ 720,705	$ 4,729
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$ 9,340	$ -
Cash paid for income taxes	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for satisfaction of debt	$ 9,750	$ 391,400
Stock issued for fixed assets	$ -	$ 7,400
Conversion of accounts payable to notes payable	$ 230,605	$ -

See accompanying notes to the financial statements.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Datameg Corporation is in the process of acquiring an additional Massachusetts corporation, Computer Ctr.Com, Inc. Computer Ctr.Com Inc.’s primary business is IT solutions, custom manufactured computer equipment, computer network engineering and management, PC support and repair services, digital video surveillance, data recovery, and hard drive forensics services, and on an unaudited basis reported $1,300,000 in gross revenue in 2006 and $1,015,000 in gross revenue in 2007.  The acquisition is expected to close in the third  quarter of 2008.

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

During the six months ended June 30, 2008 and 2007, QoVox did not record any revenue.  QoVox plans to provide consulting service to NetSymphony on a work for hire basis. Any revenues generated by QoVox or expenses incurred by NetSymphony as a result of this arrangement will be eliminated in consolidation.

CASCommunications had no recorded assets as of December 31, 2007 and had a loss before minority interest of zero for the quarters ended June 30, 2008 and 2007 due to the lack of activity during those periods. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of June 30, 2008.

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

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

A. BASIS OF PRESENTATION AND ORGANIZATION (CONT’D)

As of June 30, 2008, the Company had a total of nine fulltime employees and four part time independent contractors or consultants. Of these, four individuals serve in administrative and senior management capacities.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as required by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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
June 30, 2008
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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $100,000 per financial institution. At June 30, 2008 and December 31, 2007, the Company had no uninsured cash balances.

Capital Structure:

SFAS No. 129, “Disclosure of Information about Capital Structure,” requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company’s outstanding stock is comprised of 399,673,246 and 391,950,062 shares of voting common stock as of June 30, 2008 and December 31, 2007. In April 2003, the Company amended its certificate of incorporation with the state of New York to increase the number of authorized shares of stock to 340,000,000 shares of common stock. In April 2005 we entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common shares. The Company also changed its par value from $0.01 to $0.0001 per share.

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
June 30, 2008
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
June 30, 2008
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

      Collection is Reasonably Assured. Due to a lack of customer history upon which a judgment could be made as to the collectability of a particular receivable, revenue is currently recognized upon shipment assuming all other conditions of the sale have been met.

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

Advertising:

Advertising costs are charged to operations as incurred. For the quarters ended June 30, 2008 and 2007, there were only minimal advertising costs charged to operations.

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
June 30, 2008
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

Recently Issued Accounting Pronouncements:

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements (Cont’d):

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

Segment Information:

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. American Marketing and Sales, Inc. (AMS), is considered a separately reportable business segment, and the AMS disaggregated assets, revenues, and profit (loss) are presented below as compared to the Datameg Corporation consolidated totals as of and for the quarters ended March 31, 2008 and June 30, 2008.  Since the acquisition occurred during the fourth quarter of 2007, the Company is only presenting a comparison of assets as of December 31, 2007, as profit (loss) information for the period of acquisition (December 7, 2007) through December 31, 2007 would not be comparable with consolidated totals for the year ended December 31, 2007 or the quarters ended March 31 and June 30, 2008.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Segment Information (cont’d):

							AMS as a Percentage
	Consolidated Totals			AMS Totals			of Consolidated Totals
	Year Ended	Qtr Ended	Qtr Ended	Year Ended	Qtr Ended	Qtr Ended	Year Ended	Qtr Ended	Qtr Ended
	12/31/07	3/31/08	6/30/08	12/31/07	3/31/08	6/30/08	12/31/07	3/31/08	6/30/08
Assets	$4,958,903	$ 4,753,186	$ 4,977,092	$ 3,630,090	$ 3,629,821	$ 4,293,906	73%	76%	86%
Revenues		$ 1,926,142	2,996,173		$ 1,926,142	$ 2,992,923		100%	100%
Profit (Loss)		$ (404,873)	$ (788,720)		$ 124,163	$ 307,321

C. INVENTORY

The Company assembles finished goods for specific sale-on-approval contracts.  Inventory at June 30, 2008 was $267,458, which was comprised of $87,192 in raw materials, $172,925 in work in progress, and  $7,341 in finished goods.  Inventory at December 31, 2007 consisted of $301,724 in raw materials.

D. RELATED PARTY TRANSACTIONS

As of June 30, 2008 and December 31, 2007, the Company was indebted to officers and stockholders in the amount of $28,560 for advances received and expenses incurred on behalf of the Company. This is exclusive of amounts included in accrued compensation.  Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

E. PROMISSORY NOTES

Note 1:  On October 29, 2001, the Company signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $596,802, which had been previously accrued. The balance of the promissory note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default relating to the Promissory Note and as of January 1, 2002 the outstanding balance was increased five percent (5%) and began to accrue interest at an annual rate of 15%. Accrued interest on the note totaled $596,236 and $551,425 at June 30, 2008 and December 31, 2007, respectively, and is included in accounts payable and accrued expenses.

Note 2:  In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through June 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the note’s inception and totaled $222,442 and $200,166 at June 30, 2008 and December 31, 2007, respectively.  Accrued interest is included in accounts payable and accrued expenses. No significant payments have been made to date and since August 15, 2003, the Company has been in default with respect to this note.  On June 25, 2007, the note holder filed suit, seeking to have a judgment rendered against the Company for all amounts claimed due. On June 23, 2008, the court entered judgment for the full principal and interest on the promissory note.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

E. PROMISSORY NOTES (CONT’D)

Note 3:  In July 2004, the Company received a letter from a law firm representing former counsel to the Company concerning fees and costs totaling approximately $245,000 for which former counsel rendered invoices to the Company.  On July 21, 2006, the Company signed a settlement and mutual release and promissory note with the former counsel, whereby the Company shall pay the principal sum of $155,000 plus interest at 6% per annum as follows:

•	$10,000.00 on or before December 1, 2006 (paid),
•	$15,000.00 on or before March 15, 2007 (paid),
•	$10,000.00 on or before June 15, 2007 (paid),
•	$10,000.00 on or before September 15, 2007 (paid),
•	$10,000.00 on or before December 15, 2007, (paid)
•	$10,000.00 on or before March 15, 2008, (paid)
•	$10,000.00 on or before June 15, 2008, (paid)
•	$10,000.00 on or before September 15, 2008,
•	$10,000.00 on or before December 15, 2008,
•	$10,000.00 on or before March 15, 2009, and
•	$50,000.00 plus all accrued and unpaid interest on or before June 15, 2009.

At June 30, 2008, the Company is current on its promissory note payments, resulting in a remaining balance of $80,000, all of which is current.

Note 4:  On July 1, 2008, the Company entered into a promissory note with one of its consultants for $230,605, which represents past-due fees previously included in accounts payable.  Payment terms stated therein require monthly installments of $1,000 paid to the consultant the last day of each month commencing July 31, 2008 through December 31, 2008; $2,000 per month January through June 2009; and $3,000 per month thereafter until the remaining balance is paid.  Interest at 8% per annum will start accruing during July 2008.

Since events leading up to entering into the note were in existence at June 30, 2008, this is considered a Type I Subsequent Event and has been reflected as a note payable at June 30, 2008 so as not to make the financials misleading.

Note 5:  As part of the purchase of American Marketing and Sales, Inc., (AMS), the Company entered into a $4 million note secured by the assets and stock of AMS and payable to the former shareholders of AMS. The note provides for increases to principal for loans made by AMS to Datameg or its subsidiaries up to $500,000. To secure additional loans up to $1 Million from AMS, Datameg entered into a stock pledge agreement with the former shareholders, pledging its stock in NetSymphony.  At the time of the pledge agreement, NetSymphony assets were valued at $0. As of June 30, 2008 total note principal due is $4,000,000. The note accrues interest at 6% per annum and the entire note balance, including accrued interest, is due and payable on the 2nd anniversary of the merger agreement, which was consummated on December 7, 2007.  Interest started to accrue in January 2008, resulting in accrued interest of $120,000 as of June 30, 2008, which is included in accounts payable and accrued expenses.

Note 6:  In May 2007, American Marketing and Sales, Inc. entered into a note payable with Flagship Bank of Leominster, MA for $400,000.  The note accrues interest at prime less .75% (approximately 6.5%), carries monthly payments that annually total of $93,918, and matures in May 2012. The Company is current on its payments, so there was no accrued interest at June 30, 2008 or December 31, 2007.  The total remaining balance on the note at June 30, 2008 and December 31, 2007 was $323,908 and $360,527, respectively.  Future maturities as of December 31, 2007 are as follows:

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

E. PROMISSORY NOTES (CONT’D)

Dec. 31,	Payments	Principal	Interest
2008	$93,918	$73,068	$20,850
2009	93,918	77,962	15,956
2010	93,918	83,183	10,735
2011	93,918	88,754	5,164
2012	37,979	37,560	419
Totals	$413,651	$360,527	$53,124

Note payable balances are summarized as follows:

	June 30,	December 31,
	2008	2007
Note 1	$ 596,802	$ 596,802
Note 2	247,007	247,007
Note 3	80,000	100,000
Note 4	230,605	-
Note 5	4,000,000	4,000,000
Note 6	323,908	360,527
Total principal	5,478,322	5,304,336
Less long-term portion (Notes 4, 5 & 6)	(4,536,513)	(4,347,459)
Total current portion	$ 941,809	$ 956,877

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

The Company is convinced of the merits of its claim against the investor and intends to institute a legal action to vindicate that claim in the fourth  quarter of 2008.  Given the uncertainties inherent in litigation, the Company took a charge of $105,000 (25%) against the receivable in the fourth quarter of 2006, and another charge of $105,056 in the fourth quarter of 2007, resulting in a $210,000 balance at June 30, 2008 and December 31, 2007.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(unaudited)

G. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Loss (numerator)	$ (788,720)	$ (468,977)	$(1,193,593)	$(1,042,149)
Weighted Average Shares (denominator)	399,139,913	365,667,287	396,238,132	363,588,301
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, “Earnings Per Share.” Thus, total options and warrants outstanding as of June 30, 2008 of  51,202,409 are not included in the calculation of diluted EPS, as their inclusion would be antidilutive.

H.  JUDGMENT PAYABLE

In June 2007, the Company was sued for non-payment of amounts due to the Company’s former corporate counsel.  On June 23, 2008, the Court entered judgment in favor of the former corporate counsel in the amount of $468,433.  Although the Company is seeking appeal, it is likely that the Company will be required to pay the full judgment.  In accordance with SFAS 5, “Accounting for Contingencies,” in that the loss is probable and the liability is determinable, the Company has accrued the judgment amount in its entirety and recorded the loss as an operating expense at June 30, 2008.

I.	STOCKHOLDERS’ EQUITY

In the first quarter of 2008, American Marketing and Sales, Inc., pursuant to the acquisition agreement with the Company, paid $373,548 in cash dividends to the selling shareholders to offset taxes incurred by them due to the acquisition.

In March and May 2008, the Company issued 2,600,000 shares of common stock at $.025 per share for total cash of $65,000.

In February, March, and May 2008, the Company issued a total of 2,123,184 shares of its common stock and prices ranging from $.028 to $.04 to vendors and legal counsel in lieu of cash for $73,125 in services rendered.   Of this amount, $9,750 represented a reduction in a liability for stock to be issued initially expensed in 2005 upon engagement of legal counsel.

On April 15, 2008, the Company issued 3,000,000 shares of its common stock at $.0265 to the management of American Marketing and Sales, Inc. as part of the NetSymphony Corporation stock pledge agreement described under Note E ‘Promissory Notes’ (Note 5).  A corresponding $79,500 in compensation expense was recorded as a result of the transaction.

On June 30, 2008, the Company granted 15,000,000 stock options to its legal counsel pursuant to an amended fee contract.  The options were valued at $.004 using the Black Scholes pricing model and were immediately vested, resulting in the recognition of $60,000 in legal fee expense.

J. GOING CONCERN, OPERATING LOSS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At June 30, 2008, current liabilities exceeded current assets by $3,308,975. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION

THE GREEN LINE

American Marketing and Sales, Inc., located in Leominster, Massachusetts, has successfully developed and introduced an extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products and has received orders or commitments to purchase the new Green Line of products from Whole Foods, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges, including the University of Massachusetts. The new Green Line products consist of 25 items including various sizes of trays, party platters, and serving bowls with lids.  These non-toxic products qualify for the Green label inasmuch as they are manufactured from FDA-approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. American Marketing and Sales, Inc. is one of the first manufacturers in the industry to introduce injection-molded caterware and food service products worthy of the prestigious ‘recycled’ logo mark.  On March 11, 2008, American Marketing and Sales, Inc. entered into a binding term sheet to acquire one-third of the outstanding shares and 50% of the voting rights in one of American Marketing and Sales, Inc.’s primary manufacturers, JAM Plastics, also located in Leominster.  As of June 30, 2008, the agreement had not yet closed and no stock had been exchanged.

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

Although we commenced sales of the Maestro System in the first quarter of 2008, only $3,250 of revenues were recognized during the quarter, as revenue recognition criteria had not yet been met for the bulk of the sales contracts at June 30, 2008.

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

Enterprise focused competitors feature lower cost solutions that are not designed to scale to requirements of service providers. Vendors such as Attachmate (formerly NetIQ) and Viola Networks fall into the Enterprise segment.

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

During the quarter ended June 30, 2008, we accepted the following subscription for restricted shares:

Date Purchased	Investor	Amount	Share Price	Number of Shares
4/13/2008	Esther Levens	$15,000	$0.025	600,000

In addition, we issued stock for services in lieu of cash as follows:

Date Purchased	Investor	Amount	Share Price	Number of Shares
4/15/2008	Shirley&Adams PLLC	$28,000	0.028	1,000,000

In addition, we issued stock as additional consideration to the AMS noteholders for the additional loans made by AMS to Datameg or its subsidiaries as explained in Note E Promissory notes under promissory note 5 as follows:

Date Purchased	Investor	Amount	Share Price	Number of Shares
4/01/2008	Lynel J. Tocci	$26,500.0265		1,000,000
4/01/2008	Leanne J. Whitney	$26,500.0265		1,000,000
4/01/2008	Linnea J. Clary	$26,500.0265		1,000,000

There can be no assurance that we will be able to raise additional capital on acceptable terms or at all. If we are unable to raise additional capital, we would need to curtail or reduce some or all of our operations, and some or all of NetSymphony’s or QoVox's operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates have a material impact on our financial statements. Our crucial accounting policies are included in the footnotes to our unaudited June 30, 2008 financial statements included herein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to December 31, 2007 and prior to the acquisition of American Marketing and Sales, Inc., we generated approximately $135,000 in total revenue and accumulated a net loss of approximately $37 million. These losses were principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets.   American Marketing and Sales, Inc. generated approximately $12 million in revenues during 2007, and approximately $3 million during the second quarter of 2008.  NetSymphony started generating minimal revenues during the current quarter, so we anticipate a gradual reduction in our accumulated deficit.

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

In March 26, 2008, American Marketing & Sales announced the introduction of additional new products manufactured with 40% recycled resins. The new product line consists of fifteen items of office products including desk top organizers, letter trays, legal letter trays, pencil holders, paper clip and card holders, magazine holders, and telephone and draw organizers. Targeted customers include Walmart, Target, BJ’S, Sam’s Club, Staples, Office Max, Office Depot, W.B. Mason, and numerous mail order catalogs. The Office Products Green Line was  introduced and ready for shipment in April 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive  Officer and Principal Financial  Officer,  evaluated the effectiveness of the Company's  disclosure controls and procedures (as defined in Rules 13a-15(e) and  15d-15(e)  under the  Securities  Exchange  Act of 1934,  as  amended  (the "Exchange Act")) as of June 30, 2007.  Based on this evaluation,  the Company's Chief Executive  Officer and Principal Financial Officer concluded that, as of June 30, 2008, the Company's  disclosure controls and procedures were (1) designed to ensure that  material  information  relating to the Company is made known to the Company's Chief Executive  Officer and Chief Financial  Officer by others within the  Company,  particularly  during the  period in which  this  report was being prepared and (2)  effective,  in that they  provide  reasonable  assurance  that information required to be disclosed by the Company in the reports that it files or  submits  under the  Exchange  Act is  recorded,  processed,  summarized  and reported within the time periods specified in the SEC's rules and forms.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Miami Associates Investors, LLC filed a lawsuit in 2003 against the Company and the Company’s Chairman in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida for damages in the amount of $54,850 together with the awarding of treble damages, attorneys fees and interest. On April 24, 2003, the court determined that the Company and our Chairman defaulted. A final judgment was ordered and finalized on December 3, 2003. The Company recorded a liability for the judgment and accrued interest at December 31, 2003 in the amount of $118,350. In March 2005, the Company entered into an agreement to pay $55,000 to Miami Associates Investors, LLC by April 15, 2005 in full satisfaction of all outstanding, current and pending claims regarding this litigation. The reduced settlement was not paid in full when due, so additional fees and interest were charged. As of June 30, 2008, the balance remaining was approximately $34,000. The Company and legal counsel have determined that Miami Associates Investors, LLC (aka Miami Associate Investments, LLC) has dissolved and has therefore reduced the remaining balance due to $0.On July 31, 2006, the Company received a letter from counsel for Joshua E. Davidson, giving Mr. Davidson’s notice of termination as the Company Comptroller and Acting Chief Financial Officer. The letter further demands $17,500 to satisfy Mr. Davidson’s claims against the Company, with the potential for multiple damages for willful deceptive and unfair acts and practices if the matter proceeds to suit. On September 22, 2006, Mr. Davidson filed suit against the Company and the Company’s CEO, individually, in Boston municipal court for $14,900 and multiple damages. The Company obtained litigation counsel and on October 16, 2006, defendants filed their answers denying all Mr. Davidson’s claims with the Company, filing counter claims against Mr. Davidson, and asking for removal of the action to a court of increased jurisdiction.  Trial is set for October  2008.

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

On June 25, 2007, a former attorney to whom past-due fees are allegedly owed, filed suit in Case No. 07-80550, United States District Court, Southern District of Florida, seeking to have a judgment rendered against the Company as maker and Andrew Benson as guarantor for all amounts claimed due on the promissory note entered into by Mr. Benson as CEO in July 2003.   The Company and Benson answered the attorney’s complaint. The Company filed a counter claim against the holder, claiming among other things that amounts underlying the alleged debts have been paid in full and no principal or interest is due on the debt.  A bench trial was conducted the week of April 14, 2008 and the matter was submitted for the court’s decision. On June 23, 2008, the Court entered judgment for the former attorney in the amount of $468,432.94. A motion for the prevailing party’s attorney’s fees and costs has not yet been ruled on by the trial court. On July 22, 2008, the Company filed its Notice of Appeal.  Since it is probable that the Company will be liable for the judgment amount, a loss contingency has been booked at June 30, 2008.

ITEM 1A. RISK FACTORS

N/A

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit
No.	Description

2.10	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.10	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.20	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

5.10	Opinion of Duane Morris LLP as to legality of securities being registered.

10.10	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)

10.20	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, noteholder, amount and conversion price.(2)

10.30	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)

10.40	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)

10.50	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)

10.60	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)

10.70	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)

10.80	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)

10.90	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)

10.10	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)

10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)

10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)

10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)

10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)

10.18	Stock Lock-up Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)

10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)

10.20	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)

10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)

10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)

10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)

10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)

10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)

10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)

10.29	Resignation by William J. Mortimer as General Manager of QoVox, Inc.(11)

10.30	Appointment of James Murphy as its Chief Executive Officer, President and Chairman of the Board of Directors.(12)

10.31	Appointment of Lehman Bros. Managing Director John T. Grady Jr. to Board of Directors.(13)

10.32	Appointment of Bob Nelson as Vice President, Worldwide Sales, for QoVox.(14)

10.33	Appointment of Michael West as Senior Vice President, National Accounts, for QoVox.(15)

10.34	Benson And Gordon Compensation Amendments.(16)

10.35	Director Mark P. McGrath resignation. (17)

10.36	Investment banker Byron J. Collier appointed to the Advisory Board (18)

10.37	Director William J. Mortimer receives 2 million Datameg common shares, returns 10 million under RSA (19)

10.38	Benson Amendment And Utah Move (20)

10.39	Former Director and Chief Executive Mark P. McGrath canceled his option agreement for 10 million shares. (21)

10.40	Changes in Registrant’s Certifying Accountant (22)

10.41	QoVox received its 4th purchase order from the Time Warner Cable Raleigh Division. (23)

10.42	Patrick J. Glennon was appointed to the Company’s advisory board. (24)

10.43	Dr. Jim DeCoste was appointed to the Company’s advisory board. (25)

10.44	Ragusa consulting services retained as Chief Marketing Officer for QoVox.(26)

10.45	FeatureTel enters 60 day trial of QoVox product. (27)

10.46	Lingle and Stewart become President and Chief Techology Officer of QoVox. (28)

10.47	Shireman becomes VP Sales of QoVox. (29)

10.48	Non-Reliance on Previously Filed Audited Report (30)

10.49	Amendment to Notice of Non-Reliance on Previously Filed Audited Report (31)

10.50	Entry into a Material Definitive Agreement to Acquire Computer Ctr.Com, Inc.(32)

10.51	Appointment of Winthrop Sargent as contracted Vice President of Finance. (33)

10.52	Announcement of acquisition of American Marketing & Sales, Inc. (34)

10.53	Announcement of completion of field audits for American Marketing & Sales, Inc. and Computer Center.Com (35)

10.54	Announcement of closing of American Marketing & Sales, Inc. acquisition (36)

10.55	Announcement of American Marketing & Sales, Inc. financial statements (37)

10.56	Announcement of Commencement of Maestro Product Sales by NetSymphony (38)

10.57	Announcement of First Sale by NetSymphony of Maestro product sales. (39)

10.58	Announcement by American Marketing & Sales, Inc. of stake in JAM Plastics. (40)

10.59	Announcement by NetSymphony of Sales Agent Agreement with Acorn Technologies (41)

10.60	Announcement by American Marketing & Sales, Inc (AMS) of Greenline Products (42)

10.61	AMS announces two new distirbutors for caterware (43)

10.62	AMS books $555,000 and test order (44)

21.10	Subsidiaries of the Registrant.(3)

99.10	Exhibit of Unregistered Sales of Securities.(7)

99.20	Press Release dated September 1, 2005.(3)
Footnotes to Exhibits
(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on June 14, 2004.
(3)	Incorporated by reference to the Form SB-2 filed by Datameg Corporation on September 1, 2005.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg NY on November 26, 2004.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB filed by Datameg NY on April 14, 2004.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB/A filed by Datameg NY on April 20, 2005.
(7)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg Corporation on August 29, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 22, 2005.
(9)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on February 27, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 14, 2005.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 17, 2006.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 23, 2006.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 1, 2006.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 14, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2006.

(17)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 7, 2006.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 12, 2006.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 14, 2006.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 31, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 4, 2006
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 7, 2006
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 5, 2006
(24)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 19, 2006
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 26, 2006
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on November 17, 2006
(27)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 20, 2006
(28)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2007
(29)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 15, 2007
(30)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 18, 2007
(31)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 24, 2007
(32)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 14, 2007
(33)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 8, 2007
(34)	Incorporated by reference to the Current Report on Form 8-Kfiled by Datameg Corporation on August 17, 2007
(35)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on October 31, 2007
(36)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 13, 2007
(37)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2008
(38)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 21, 2008
(39)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 5, 2008
(40)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 12, 2008
(41)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 19, 2008
(42)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 26, 2008
(43)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 16, 2008
(44)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 23, 2008
(*)	Management contract or compensatory plan.

Exhibits (attached) to Form 10-Q

31.1 Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATAMEG CORPORATION

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	August 13, 2008