Form 10-K
period 2008-12-31
DATAMEG CORP
filed 2009-04-15
CIK 716749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-128060

DATAMEG CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3134389
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2150 S 1300 E, #500, Salt Lake City, UT	84106
(Address of principal executive offices)	(Zip Code)

(866)739-3945
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $19,693,838(1).

There were 411,696,087 and 411,206,087 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding, respectively, as of April 15, 2009.  Of the issued shares, 490,000 are being held in treasury for future issuance.

(1)	Non-affiliates of the registrant include all shareholders other than directors, executive officers and holders of 10% or more of the registrant’s Common Stock.

Documents Incorporated by Reference

Portions of the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 22, 2009, which the Company intends to file within 120 days after the end of the Company’s fiscal year ended December 31, 2008 are incorporated by reference into Part III hereof.

PART I
Item 1.	Description of Business.

Overview

Datameg Corporation (“the Company” “Datameg”) is a holding company and Delaware corporation that is a successor by merger as of April 27, 2005 to Datameg Corporation, which was a New York corporation incorporated in October 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of its common stock for 100% of the stock of Datameg Corporation, a Virginia corporation that was incorporated in January 1999. The Viola Group then changed its name to Datameg Corporation, remaining a New York corporation. Virginia Datameg was terminated on May 31, 2001 by operation of law.

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

Datameg Corporation has four subsidiaries: American Marketing and Sales, Inc. (“American Marketing and Sales,” American Marketing,” and “AMS”), a Massachusetts corporation that the Company wholly owns; NetSymphony Corporation (“NetSymphony”) and QoVox Corporation (“QoVox”), North Carolina corporations that the Company wholly owns; and CASCommunications, Inc., a Florida corporation, of which the Company owns 40%. The primary business of American Marketing and Sales, Inc., doing business as Innovative Designs, is marketing and selling food service products and caterware. NetSymphony Corporation was incorporated on March 29, 2007 to take advantage of additional, software-driven network assurance products and services, and its planning and staffing are in the formative stage.  QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. Datameg and its subsidiaries individually and collectively have been considered development stage enterprises in prior years.  With the acquisition of American Marketing and Sales, Inc., the Company is no longer considered to be in the development stage as defined in SFAS No. 7, “Accounting for Development Stage Enterprises.” CASCommunications, Inc. is an inactive company.  CASCommunications, Inc. did not generate any revenue in 2008 and is not expected to generate any revenue in 2009.

During the years ended December 31, 2008 and 2007, American Marketing and Sales, Inc. recorded revenue of approximately $11M and $12M, respectively.  American Marketing has successfully developed and introduced an extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products and has received orders or commitments to purchase the new Green Line products from Whole Foods, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges, including the University of Massachusetts. The new Green Line products consist of 25 items including various sizes of trays, party platters, and serving bowls with lids.  These non-toxic products qualify for the Green label inasmuch as they are manufactured from FDA-approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. American Marketing and Sales, Inc. is one of the first manufacturers in the industry to introduce injection-molded caterware and food service products worthy of the prestigious ‘recycled’ logo mark.

During the first quarter of 2008, American Marketing and Sales introduced additional new products manufactured with 40% recycled resins. The new product line consists of fifteen items of office products including desk top organizers, letter trays, legal letter trays, pencil holders, paper clip and card holders, magazine holders, and telephone and draw organizers. Current and targeted customers include Walmart, Target, BJ’S, Sam’s Club, Staples, Office Max, Office Depot, W.B. Mason, Madison Square Garden, Finagle A Bagel, and numerous mail order catalogs.

NetSymphony is focusing on becoming a provider of network assurance products and services. NetSymphony’s network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. NetSymphony has developed its Maestro System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. NetSymphony announced its first product sales in the first quarter of 2008, resulting in $3,520 in revenues for 2008.

QoVox provides consulting service to NetSymphony on a work-for-hire basis.  Any revenues generated by QoVox or expenses incurred by NetSymphony as a result of this arrangement will be eliminated in consolidation. During the years ended December 31, 2008 and 2007, QoVox recorded no revenues.

CASCommunications, Inc. had no recorded assets as of December 31, 2008 and had a loss before minority interest of zero for the years ended December 31, 2008 and 2007 due to the lack of activity during those periods. No consolidated assets are collateral for liabilities of CASCommunications, Inc. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications, Inc. as of December 31, 2008.

The consolidated financial statements reflect those of Datameg Corporation, American Marketing and Sales, Inc., Netsymphony Corporation, QoVox Corporation, and CASCommunications, Inc. In accordance with the Financial Accounting Standards Board (FASB) interpretation (FIN) 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

The Company operates under the name of Datameg Corporation and trades under the symbol DTMG on the OTCBB. The Company’s active subsidiaries are American Marketing & Sales, Inc., NetSymphony Corporation and QoVox Corporation, each of which the Company wholly owns.

As of March 31, 2009, we had a total of five full time employees, one part time employee, and two part time independent contractors or consultants. Of these, two individuals serve in administrative and senior management capacities at our subsidiaries.

Recent Developments

In March 2009 and subject to shareholder approval, Datameg Corporation announced the sale of American Marketing and Sales, Inc.   The material definitive agreement is disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 2, 2009.

On April 14, 2009, Datameg Corporation announced the proposed acquisition of Natural Blue Resources, Inc.  The acquisition is not binding unless approved by a majority of the Company’s shareholders. A timely Form 8K will be filed concerning the proposed acquisition in April 2009 and a detailed proxy statement and shareholder meeting are planned.

Products in Development

Our products and products in development are:

The Green Line

The primary business of American Marketing and Sales, Inc, doing business as Innovative Designs, is marketing and selling food service products and caterware,  American Marketing has successfully developed and introduced an extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products and has received orders or commitments to purchase the new Green Line of products from Whole Foods, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges, including the University of Massachusetts. The new Green Line products consist of 25 items including various sizes of trays, party platters, and serving bowls with lids.  These non-toxic products qualify for the Green label inasmuch as they are manufactured from FDA-approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. American Marketing is one of the first manufacturers in the industry to introduce injection-molded caterware and food service products worthy of the prestigious ‘recycled’ logo mark.

During the first quarter of 2008, American Marketing & Sales introduced additional new products manufactured with 40% recycled resins. The new product line consists of fifteen items of office products including desk top organizers, letter trays, legal letter trays, pencil holders, paper clip and card holders, magazine holders, and telephone and draw organizers.  Current and targeted customers include Walmart, Target, BJ’S, Sam’s Club, Staples, Office Max, Office Depot, W.B. Mason, and numerous mail order catalogs.

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

Research and Development

For the year ended December 31, 2008, NetSymphony Corporation and QoVox Corporation incurred research and development expense of approximately $94,000 and $159,000, respectively.  We anticipate NetSymphony Corporation, rather than QoVox Corporation or American Marketing and Sales, Inc., will incur the majority of the Company’s research and development costs during the next twelve months.

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

Item 1A.	Risk Factors

Forward-Looking and Cautionary Statements.

Statements in this Annual Report that are not strictly historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include statements about our future operating results, strategic relationships and product development. You can identify these forward-looking statements because they involve our expectations, beliefs, projections, anticipations or other characterizations of future events or circumstances. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that may cause actual results to differ significantly from results discussed in the forward-looking statements. These factors include, but are not limited to, our history of operating losses, our need for additional financing, a failure of our products to perform as expected, introduction of competing products by other companies, pressures on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of our products and changes in the VoIP and technology industries. Set forth below is a discussion of certain factors that could cause our actual results to differ materially from the results projected in such forward looking statements.

Business Risks

American Marketing and Sales, Inc.

Dependence on Key Employees. Our success will depend upon the successful recruitment and retention of highly skilled and experienced managerial, technical, marketing and financial.

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to December 31, 2007 and prior to the acquisition of American Marketing and Sales, Inc., we generated approximately $135,000 in total revenue and accumulated a net loss of approximately $37 million. These losses were principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets.   American Marketing and Sales, Inc. generated approximately $11 Million in revenues during 2008, and  NetSymphony started generating minimal revenues during the current quarter.

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

Dependence on Key Employees. Our success will depend upon the successful recruitment and retention of highly skilled and experienced managerial, technical, marketing and financial. The competition for such personnel is intense and our competitors will have substantially greater financing and other resources to offer such personnel. Therefore, we cannot assure you that we will successfully recruit and retain necessary personnel.

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

In March 2008, American Marketing & Sales announced the introduction of additional new products manufactured with 40% recycled resins. The new product line consists of fifteen items of office products including desk top organizers, letter trays, legal letter trays, pencil holders, paper clip and card holders, magazine holders, and telephone and draw organizers. Current and targeted customers include Walmart, Target, BJ’S, Sam’s Club, Staples, Office Max, Office Depot, W.B. Mason, and numerous mail order catalogs. Sales of our Office Products Green Line commenced in April 2008.

The Office Products Green Line supplements American Marketing & Sales’ extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products announced in January 2008. For those products, Innovative Designs has received orders or commitments to purchase the new Green Line of products from Whole Foods, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges, including the University of Massachusetts.

Dependence on Product Requirements of Customers. Our success prior to acquiring the new companies   depended significantly on our ability to develop and introduce, on a timely basis, advanced network assurance products and systems that meet the needs of our customers. If we are unable to design, develop and introduce competitive products on a timely basis, our results of operations for QoVox and NetSymphony will be adversely affected.

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

Financing Risks

Need for Additional Financing; Dilution. Sufficient revenue is needed to cover our operating costs for the next twelve months and start to pay down our debts.  We may raise working capital from private and public sources and prospectively from corporate alliances to fund our operations to the point of being self-funding. Should we fail to raise the necessary funding at the levels planned, we may be required to scale back or cease operations but the acquisition has significantly diminished that possibility.  We may be required to seek additional financing in the future. We cannot assure you that adequate additional financing, on acceptable terms or at all, will be available when needed, or that future financing would not further dilute stockholders’ interests. In addition, as a result of our inability to generate sufficient cash flow, we have historically issued stock and options to our executives, employees and consultants in lieu of cash compensation. Additional dilution to our stockholders’ interests is a possibility that may occur.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

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

QoVox and Datameg currently are not in need of office space.  Our management believes that our insurance coverage for our existing office spaces is adequate.

Item 3.	Legal Proceedings.

On July 31, 2006, the Company received a letter from counsel for Joshua E. Davidson, giving Mr. Davidson’s notice of termination as the Company Comptroller and Acting Chief Financial Officer. The letter further demands $17,500 to satisfy Mr. Davidson’s claims against the Company, with the potential for multiple damages for willful deceptive and unfair acts and practices if the matter proceeds to suit. On September 22, 2006, Mr. Davidson filed suit against the Company and the Company’s CEO, individually, in Boston municipal court for $14,900 and multiple damages. The Company obtained litigation counsel and on October 16, 2006, defendants filed their answers denying all Mr. Davidson’s claims with the Company, filing counter claims against Mr. Davidson, and asking for removal of the action to a court of increased jurisdiction.  The matter was settled in October 2008 From Court impounded Company funds, the Company  received the return of $2,500 and Davidson kept $12,500.

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

On February 15, 2007, Datameg received a letter from collection counsel for Merrill Communications LLC for electronic and paper printing work allegedly incurred in 2004 by past outside corporate counsel.  Datameg has paid $41,490 and Merrill claims an additional $21,929.  Datameg contends Merrill has been paid in full and that Datameg is further entitled to reimbursement of $10,179 for over billing. On or about August 31, 2007, Merrill filed suit in Boston Municipal Court and the Company has filed its answer and counter claims. In September 2008, the Company settled this matter for $10,000 payable over five months.

On March 14, 2007, QoVox was sued in the General District Court of Justice for $7,200 by Joseph L. Turgeon, a past consultant, concerning consulting fees alleged to be owed from March 2004. On March 26, 2009, Mr. Turgeon obtained a writ of execution in the amount of $9,224.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through September 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the note’s inception and totaled $222,442 and $200,166 at September 30, 2008 and December 31, 2007, respectively.  No significant payments had been made on the note, and on September 25, 2007, the note holder filed suit, seeking to have a judgment rendered against the Company for all amounts claimed due. On June 23, 2008, the court entered an order for judgment for the full principal and interest on the promissory note.  On August 15, 2008, the parties entered into a settlement agreement before entry of a final judgment requiring the Company to pay the plaintiff in full settlement of this case, the sum of $555,000. After making an initial payment of $100,000 under the settlement, the Company defaulted and on February 18, 2009, the court entered final judgment for plaintiff in the amount of $457,927.50. Additional negotiations ensued and the Company and plaintiff entered into a second settlement agreement wherein plaintiff will accept (in escrow) 10 million Datameg common shares as payment of the judgment if the sale of American Marketing and the change of control of Datameg are concluded on or before June 1, 2009.  If not, the second settlement is void and the 10 million shares in escrow are to be returned.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Datameg’s shareholders during the fourth quarter of fiscal year 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities.

Market Information

Our common stock has been listed on the Over-the-Counter Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol DTMG.OB since September 19, 2000.

The following table sets forth the range of high and low bid prices for the our common stock as reported on the Over the Counter Bulletin Board for each quarter since January 2006 for the periods indicated, as reported by the Over the Counter Bulletin Board for the each period mentioned below. Such information reflects inter dealer prices without retail markup, mark down or commissions and may not represent actual transactions.

	Low	High
Year Ended December 31, 2006
Quarter 1	$0.03	$0.08
Quarter 2	$0.02	$0.07
Quarter 3	$0.01	$0.03
Quarter 4	$0.04	$0.08
Year Ended December 31, 2007
Quarter 1	$0.04	$0.07
Quarter 2	$0.03	$0.04
Quarter 3	$0.03	$0.05
Quarter 4	$0.03	$0.04
Year Ended December 31, 2008
Quarter 1	$0.02	$0.05
Quarter 2	$0.02	$0.04
Quarter 3	$0.02	$0.04
Quarter 4	$0.01	$0.02

Dividend Policy

In the first quarter of 2008, American Marketing and Sales, Inc., pursuant to the acquisition agreement with the Company, paid $373,641 in cash dividends to the selling stockholders to offset taxes incurred by them due to the acquisition.  However, it is our present policy not to pay cash dividends and to retain future earnings for use in the operations of the business and to fund future growth. Any payment of cash dividends in the future will depend on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that the board of directors may think are relevant.  We do not contemplate or anticipate paying any dividends in cash on the common stock in the foreseeable future.

Holders of Record of Common Stock

As of April 15, 2009, we had outstanding 409,206,087 shares of our common stock and approximately 552 shareholders of record.  An additional 490,000 of previously-issued shares were repurchased by the Company in December 2008 and are currently being held in treasury for resale.

Equity Compensation Plan Information

We have granted options and warrants to employees and consultants to purchase up to 177,185,430 shares of our common stock at prices ranging from $0.01 to $5 per share from inception (January 13, 1999) through December 31, 2008. As of December 31, 2008, options and warrants which would permit the purchase of 10,267,738 shares were exercised and options and warrants for which would permit the purchase of 131,517,692 shares expired or were terminated. The remaining options and warrants to purchase up to 35,400,000 shares expire between January 2009 and June 2013.

The following table shows the aggregate amount of securities related to equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be issued upon exercise of oustanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	NA	NA
Equity compensation plans not approved by security holders	35,400,000	$0.06	None

Securities that were not registered under the Securities Act but were issued under equity compensation plans:

Purchased	Service Provider	Non Cash Consideration	Fair Value Share Price (1)	Number of Common Shares

3/14/2008	Paul Vuksich	$ 41,625	0.040	1,035,684
3/26/2008	Terry Clarke	2,000	0.040	50,000
3/26/2008	Lynn Kettleson	1,500	0.040	37,500
4/15/2008	Lynel J. Tocci	26,500	0.0265	1,000,000
4/15/2008	Leanne J. Whitney	26,500	0.0265	1,000,000
4/15/2008	Linnea J. Clary	26,500	0.0265	1,000,000
5/27/2008	Shirley&Adams,PLLC	28,000	0.028	1,000,000
11/13/2008	Equiti•trend Advisors, LLC	49,000	0.0098	5,000,000
11/13/2008	Shareholder Intelligence Services LLC	4,900	0.0098	500,000
11/13/2008	Paul Vuksich	14,146	0.0135	1,047,841
11/13/2008	Cornelius Kane	980	0.0098	100,000
11/13/2008	Jack Geckler	4,900	0.0098	500,000
11/13/2008	Kim McIntosh	2,450	0.0098	250,000
		$ 229,001		12,521,025

(1)  The Fair Value Price may not equate with share closing price on the date of share issuance.

Recent Sales of Unregistered Securities:

Purchased	Investor	Consideration	Share Price	Number of Common Shares
3/22/2008	John Boniface	$ 50,000	0.025	2,000,000
4/13/2008	Esther H. Levens	15,000	0.025	600,000
8/19/2008	Paul Mikulas	3,125	0.025	125,000
10/1/2008	D.A.S.	5,000	0.010	500,000
10/3/2008	Francis Seymour	10,000	0.010	1,000,000
10/13/2008	John Boniface	10,000	0.010	1,000,000
12/1/2008	Christiane Hermstedt	10,000	0.010	1,000,000
		$ 103,125		6,225,000

3/18/2009	John Boniface	$50,000	0.025	2,000,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

The sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to our history of operating losses, our need for additional financing, a failure of our products to perform as expected, introduction of competing products by other companies, pressures on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of our products and changes in the VoIP and technology industries.

PLAN OF OPERATION

THE GREEN LINE

American Marketing and Sales, Inc., located in Leominster, Massachusetts, has successfully developed and introduced an extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products and has received orders or commitments to purchase the new Green Line of products from U.S. Foodservice, Madison Square Garden, Whole Foods, Le Pain Quotidien restaurants, Finagle A Bagel, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges including the University of Massachusetts. The new Green Line products consist of 25 items including various sizes of trays, party platters, and serving bowls with lids.  These non-toxic products qualify for the Green label inasmuch as they are manufactured from FDA-approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. American Marketing and Sales, Inc. is one of the first manufacturers in the industry to introduce injection-molded caterware and food service products worthy of the prestigious ‘recycled’ logo mark.  On March 11, 2008, American Marketing and Sales, Inc. entered into a binding term sheet to acquire one-third of the outstanding shares and 50% of the voting rights in one of American Marketing and Sales, Inc.’s primary manufacturers, JAM Plastics, also located in Leominster.  As of April 15, 2009, the agreement had not yet closed and no stock had been exchanged.

During the first quarter of 2008, American Marketing and Sales introduced additional new products manufactured with 40% recycled resins. The new product line consists of fifteen items of office products including desk top organizers, letter trays, legal letter trays, pencil holders, paper clip and card holders, magazine holders, and telephone and draw organizers. Current and targeted customers include Walmart, Target, BJ’S, Sam’s Club, Staples, Office Max, Office Depot, W.B. Mason, and numerous mail order catalogs.

Green Line food caterware and office products are marketed through a dedicated web site entitled Green Planet Plastics (greenplanetplastic.com). Green Line products are made with recycled material as part of American Marketing’s efforts to take earth-friendly steps toward product awareness.

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

Although we commenced sales of the Maestro System in the first quarter of 2008, only $3,520 of revenues were recognized during 2008.

NetSymphony and QoVox have their offices in Raleigh, North Carolina.

Business Strategy and Direction

NetSymphony intends to:

•	Develop and sell systems products and services;

•	Continue to target telecom operators and cable operators;

•	Develop its business first in the U.S. and Canada. Africa, Mid-East and European markets will also be addressed in 2009.

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

NetSymphony plans to aggressively convert our existing sales opportunities to services offerings in 2009. Customers are still wary of large capital budget outlays causing an extended sales cycle that can extend over 18 months. Our customers have immediate problems and the current NetSymphony solutions can solve many of their issues. Therefore, we are working with our trial partners to move to a services engagement that is based on their expense budget and can be done quickly. We will offer Assessment Testing, Service Assurance Monitoring and Consulting as professional services.

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

Enterprise focused competitors feature lower cost solutions that are not designed to scale to requirements of service providers. Vendors such as Attachmate (formerly NetIQ),Viola Networks and Packet Island fall into the Enterprise segment.

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

 CasCommunications

We own 40% of CasCommunications, an inactive development stage entity. We do not expect CasCommunications to generate any revenue in 2009.  The Company is exploring options.

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

 RESULTS OF OPERATION

As of December 31 2008, the Company incurred a net loss from operations compared with an operation loss of $1,609,964 for the year ended December 31, 2007.  We recognized an overall net income of $794,792 for 2008, which is primarily due to significant settlements and debt write-offs, as compared to an overall net loss of $1,632,658 during 2007.  Cash on hand was $398,978 as of December 31, 2008 compared with $49,086 as of December 31, 2007. Our gross revenues increased significantly from $817,477 in 2007 to $10,916,314, which is attributable to continued and growing profitability of American Marketing and Sales, which continues to expand its customer base as to its Green Line caterware and office products.  On the expense side, the Company has diligently pruned its expenses and settled many outstanding liabilities.  NetSymphony and QoVox continue to struggle with product development, particularly in the current financial climate.  Many potential customers have delayed trials of the NetSymphony’s Maestro VoIP testing system and it is not expected that serious trials by any potential customer will begin earlier than Q3 of 2009.

Item 8.	Financial Statements.

INDEX

Datameg Corporation
Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

[Missing Graphic Reference]

5296 South Commerce Drive, Suite 300                                                                                                           1284 West Flint Meadow Drive, Suite D
Salt Lake City, Utah 84107-5370                                                                                                           Kaysville, Utah 84037-9590
Telephone (801) 281-4700                                                                                                Telephone (801) 927-1337
Facsimile (801) 281-4701                                                                                                           Facsimile (801) 917-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Datameg Corporation

We have audited the accompanying consolidated balance sheets of Datameg (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Datameg Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the consolidated financial statements, the Company has incurred losses since inception, and has generated minimal revenues from its planned principal operations. This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to this matter are described in Note L. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 13, 2008

DATAMEG CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 398,978	$ 49,086
Stock subscriptions receivable, current (Note I)	3,000	-
Accounts receivable, net (Note M)	1,250,973	1,616,605
Inventory (Note C)	310,186	301,724
Prepaid expenses	9,540	-
Deposits	-	7,218
Total Current Assets	1,972,677	1,974,633
PROPERTY AND EQUIPMENT – NET (Note J)	2,319,341	2,777,524
TOTAL ASSETS	$ 4,292,018	$ 4,752,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 2,362,979	$ 3,309,345
Due to related parties (Note D)	12,200	28,560
Judgments payable (Note H)	455,000	-
Notes payable, current portion (Note E)	364,329	956,877
Total Current Liabilities	3,194,508	4,294,782
NOTES PAYABLE – LONG-TERM PORTION (Note E)	4,209,497	4,347,459
TOTAL LIABILITIES	7,404,005	8,642,241

MINORITY INTEREST	(67,939)	(67,939)

STOCKHOLDERS' DEFICIT (Note I)
Common stock, $0.0001 par value; 493,000,000 shares authorized, 409,696,087 and 409,206,087 shares issued and outstanding, respectively, at December 31, 2008; 391,950,062 shares issued and outstanding at December 31, 2007	40,970	39,195
Additional paid-in capital	33,360,781	33,056,270
Stock subscriptions receivable, long-term (Note F)	(105,000)	(210,000)
Services prepaid with stock (Note I)	(36,750)	-
Liability for stock to be issued	-	9,750
Accumulated deficit	(36,296,209)	(36,717,360)
Total Stockholders' Deficit (before treasury stock)	(3,036,208)	(3,822,145)
Less: Treasury stock, cost of 490,000 shares at $.016 per share	(7,840)	-
Total Stockholders' Deficit	(3,044,048)	(3,822,145)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 4,292,018	$ 4,752,157

See accompanying notes to the financial statements.

DATAMEG CORPORATION
Consolidated Statements of Operations

	Year Ended
	December 31,
	2008	2007
NET SALES	$ 10,916,314	$ 817,477
COST OF SALES	(9,414,299)	(655,635)
INVENTORY WRITE-OFF	-	(163,400)
GROSS MARGIN	1,502,015	(1,558)

OPERATING EXPENSES
General and administrative	2,130,406	1,439,597
Selling and marketing	406,773	127,213
Research and development	93,896	159,111
Goodwill impairment	-	206,746
Litigation (gain) loss	85,551	(324,261)
Total Operating Expenses	2,716,626	1,608,406

LOSS FROM OPERATIONS	(1,214,611)	(1,609,964)

OTHER INCOME (EXPENSES)
Interest expense	(399,528)	(138,122)
Gain on trade-in of fixed assets	46,221	-
Accounts payable reserve amortization	16,000	16,000
Debt write-off	2,342,302	95,343
Other income	4,408	4,085
Total Other Income (Expenses)	2,009,403	(22,694)

INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	794,792	(1,632,658)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN
SUBSIDIARIES LOSSES	-	-

NET (INCOME) LOSS	$ 794,792	$(1,632,658)
BASIC AND DILUTED:
Net loss per common share	$ 0.00	$ (0.00)

Weighted average shares outstanding	398,863,987	372,135,169

See accompanying notes to the financial statements.

DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
Years Ended December 31, 2008 and 2007

		Common Stock				Common
	Price per Share	Shares Outstanding	Amount	Additional Paid-In Capital	Stock to be Issued	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2006		359,394,435	$ 35,939	$ 31,764,672	$ 93,750	$ (315,056)	$ (35,084,702)	$ (3,505,397)

Stock issued Jan. 07 for cash received Dec. 06		1,927,380	193	83,807	(84,000)			-

Stock issued for cash	0.030	6,230,678	623	188,797				189,420
Stock issued for cash	0.035	1,428,571	143	49,857				50,000
Stock issued for cash	0.050	6,000,000	600	299,400				300,000

Stock issued for expense reimbursement	0.040	127,500	13	5,087				5,100

Stock issued for services	0.040	100,000	10	3,990				4,000
Stock issued for services	0.045	182,665	18	8,202				8,220
Stock issued for services	0.049	2,650,000	265	129,585				129,850
Stock issued for services	0.050	148,000	15	7,385				7,400

Stock issued for exercise of warrants	0.040	187,500	19	7,481				7,500

Stock option vesting				114,420				114,420

Stock issued for acquisition of AMS	0.030	15,000,000	1,500	498,500				500,000

Cancellation of stock		(1,426,667)	(143)	143				-

Write-down of stock subscriptions receivable				(105,056)		105,056		-

Net loss							(1,632,658)	(1,632,658)

Balance, December 31, 2007		391,950,062	39,195	33,056,270	9,750	(210,000)	(36,717,360)	(3,822,145)
(continued)
DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit (continued)
Years Ended December 31, 2008 and 2007

		Common Stock				Common
	Price per Share	Shares Outstanding	Amount	Additional Paid-In Capital	Stock to be Issued	Stock	Prepaid Expense	Treasury Stock	Accum. Deficit	Total Stockholders' Deficit
						Subscr. Receivable

Stock Issued for Cash
23-Mar-08	0.025	2,000,000	200	49,800						50,000
15-Apr-08	0.025	600,000	60	14,940						15,000
19-Aug-08	0.025	125,000	13	3,112						3,125
1-Oct-08	0.01	500,000	50	4,950						5,000
3-Oct-08	0.01	1,000,000	100	9,900						10,000
13-Oct-08	0.01	1,000,000	100	9,900						10,000
1-Dec-08	0.01	1,000,000	100	9,900						10,000

Stock Issued for Current Year Services
26-Mar-08	0.04	87,500	9	3,491						3,500
15-Apr-08	0.0265	3,000,000	300	79,200						79,500
13-Nov-08	0.0098	2,100,000	210	20,370						20,580

Stock Issued for Prior Year Services (Reduction of Accounts Payable)
19-Feb-08	0.04	1,035,684	103	41,522	(9,750)					31,875
27-May-08	0.028	1,000,000	100	27,900						28,000
13-Nov-08	0.0135	1,047,841	105	14,041						14,146
13-Nov-08	0.0098	500,000	50	4,850						4,900

DATAMEG CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit (continued)
Years Ended December 31, 2008 and 2007

		Common Stock
	Price per Share	Shares Outstanding	Amount	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscr. Receivable	Prepaid Expense	Treasury Stock	Accum. Deficit	Total Stockholders' Deficit
Other Transactions
Stock issued as prepayment for future services	0.0098	3,750,000	375	36,375			(36,750)			-
Stock option vesting expense				62,500						62,500
Stock cancellation		(1,000,000)	(100)	100						-
Purchase of treasury stock		(490,000)						(7,840)		(7,840)
Declaration and payment of cash dividend									(373,641)	(373,641)
Write-down of subscription receivable				(105,000)		105,000				-
Forgiveness of related party debt				16,660						16,660
Net income									794,792	794,792

Balance December 31, 2008		409,206,087	$40,970	$ 33,360,781	$ -	$ (105,000)	$(36,750)	$ (7,840)	$(36,296,209)	$ 3,044,048

DATAMEG CORPORATION
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 794,792	$ (1,632,658)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Write-off of debts	(2,342,302)	(95,343)
Depreciation	747,195	73,125
Gain on trade-in of fixed assets	(46,221)	-
Stock issued for services	103,580	17,320
(Gain) loss on litigation	85,551	(324,361)
Stock option vesting expense	62,500	114,420
Amortization of accounts payable reserve	16,000	16,000
Write-off of inventory	-	163,400
Impairment of goodwill	-	206,746

Change in operating assets and liabilities:
Decrease in accounts receivable, net	365,632	121,288
(Increase) decrease in inventory	(8,462)	478,322
(Increase) decrease in prepaid expenses	(9,540)	8,750
Decrease in deposits	7,218	-
Increase (decrease) in accounts payable and accrued expenses	1,315,102	(158,658)
Increase (decrease) in related party payables	300	(9,700)

Net cash provided by (used in) operating activities	1,091,345	(1,021,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(242,791)	(1,354)
Net cash acquired in acquisition	-	35,418

Net Cash Provided by (Used in) Investing Activities	(242,791)	34,064

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks in excess of bank balance	-	37,825
Proceeds from stock issuances	100,125	539,420
Proceeds from stockholder loan	-	425,000
Principal payments on notes payable	(117,306)	(45,000)
Principal payments on judgments payable	(100,000)	-
Proceeds from exercise of warrants	-	7,500
Purchase of treasury stock	(7,840)	-
Payment of dividends	(373,641)	-

Net Cash Provided by (Used in) Financing Activities	(498,662)	964,745

NET INCREASE (DECREASE) IN CASH	349,892	(22,540)
CASH, BEGINNING OF PERIOD	49,086	71,626

CASH, END OF PERIOD	$ 398,978	$ 49,086

(continued)

DATAMEG CORPORATION
Consolidated Statements of Cash Flows (continued)

Year Ended
December 31,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$ 34,889	$ 12,916
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for satisfaction of debt	$ 78,921	$ 129,850
Stock issued for fixed assets	$ -	$ 7,400
Conversion of accounts payable to notes payable	$ 230,605	$ -
Conversion of notes payable and accrued interest to judgments payable	$ 469,449	$ -
Cancellation of 1,000,000 shares of stock, $.0001 par value	$ 100	$ -
Stock issued as a reduction of “Stock to be Issued”	$ 9,750	$ 84,000
Note payable issued for purchase of subsidiary	$ -	$ 4,000,000
Stock issued for purchase of subsidiary	$ -	$ 500,000
Stock issued as prepayment for future services	$ 36,750	$ -
Forgiveness of related party debt	$ 16,660	$ -
Write down of common stock subscription receivable	$ 105,000	$ -
Stock issued for subscription receivable	$ 3,000	$ -

 See accompanying notes to the financial statements.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

A. BASIS OF PRESENTATION AND ORGANIZATION

Datameg Corporation has four subsidiaries: American Marketing and Sales, Inc., a Massachusetts corporation that the Company wholly owns; NetSymphony Corporation and QoVox Corporation, North Carolina corporations that the Company wholly owns; and CASCommunications, Inc., a Florida corporation, of which the Company owns 40%. The primary business of American Marketing and Sales, Inc. (doing business as Innovative Designs) is marketing and selling food service products and caterware. NetSymphony Corporation was incorporated on March 29, 2007 to take advantage of software-driven network assurance products and services, and its planning and staffing are in the formative stage.  QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. Datameg and its subsidiaries individually and collectively have been considered development stage enterprises in prior years.  With the acquisition of American Marketing and Sales, Inc., the Company is no longer considered to be in the development stage as defined in SFAS No. 7, “Accounting for Development Stage Enterprises.” CASCommunications, Inc. is an inactive company.  CASCommunications, Inc. did not generate any revenue in 2008 and is not expected to generate any revenue in 2009.

NetSymphony focuses on becoming a provider of network assurance products and services. NetSymphony’s network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. NetSymphony has developed their Maestro System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. NetSymphony announced its first product sales in the first quarter of 2008, resulting in $3,520 gross revenues during 2008.

QoVox provides consulting service to NetSymphony on a work for hire basis. Any revenues generated by QoVox or expenses incurred by NetSymphony as a result of this arrangement will be eliminated in consolidation.  On August 1, 2008, QoVox licensed the use of certain residual software it developed to NetSymphony. During the years ended December 31, 2008 and 2007, QoVox did not generate any revenues.

CASCommunications had no recorded assets as of December 31, 2008 or 2007, and had a loss before minority interest of zero for the the years then ended due to the lack of activity. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of December 31, 2008.

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

The Company operates under the name of Datameg Corporation and trades under the symbol DTMG on the OTCBB. The Company’s active subsidiaries are American Marketing & Sales, Inc., NetSymphony Corporation, and QoVox Corporation, each of which the Company wholly owns.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

A. BASIS OF PRESENTATION AND ORGANIZATION (CONT’D)

As of December 31, 2008, the Company had a total of five full time employees, one part-time employee, and two part time independent contractors or consultants. Of these, two individuals serve in administrative and senior management capacities.

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

Cash and Cash Equivalents:

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Property and Equipment:

Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over estimated useful lives ranging from three to eight years.

Fair Value of Financial Instruments:

The carrying value of cash, notes receivable, accounts payable and accrued expenses, and notes payable are assumed to approximate fair value because of the relatively short maturity of these instruments. However, since the Company has been unable to pay its liabilities as they became due, significant discounts that cannot be estimated, may be appropriate for liabilities.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $250,000 per financial institution. At December 31, 2008 and December 31, 2007, the Company had no uninsured cash balances.

Capital Structure:

SFAS No. 129, “Disclosure of Information about Capital Structure,” requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company’s voting common stock is comprised of 409,696,087 and 409,206,087 shares issued and outstanding, respectively, at December 31, 2008, of which 490,000 shares were repurchased by the Company and are being held in treasury.  The Company had 391,950,062 shares issued and outstanding December 31, 2007.  In April 2003, the Company amended its certificate of incorporation with the state of New York to increase the number of authorized shares of stock to 340,000,000 shares of common stock. In April 2005, the Company entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common shares. The Company also changed its par value from $0.01 to $0.0001 per share.

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
December 31, 2008 and 2007

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
December 31, 2008 and 2007

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

Advertising:

Advertising costs are charged to operations as incurred. For the quarters ended December 31, 2008 and 2007, there were only minimal advertising costs charged to operations.

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
December 31, 2008 and 2007

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

Earnings Per Common Share:

The Company reports basic and diluted earnings per share (EPS) according to the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by any convertible preferred dividends; the after-tax amount of interest recognized in the period associated with any convertible debt; and any other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding.  The Company also considers the potential effects of the exercise of options and warrants outstanding during the reporting period.  Due to the Company’s continuing net losses, potentially dilutive securities have historically had an antidilutive effect on EPS.  Although the Company generated a net income for the year ended December 31, 2008, the average exercise price of the options and warrants outstanding exceeded the average fair market value of the Company’s common stock.  Exercising these instruments would also have an antidilutive effect.  Accordingly, basic and diluted EPS are the same.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements:

In May 2008, FASB issued Statement on Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In March 2008, FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).   This standard will not have current application to our financial statements.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

Segment Information:

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. American Marketing and Sales, Inc. (AMS), is considered a separately reportable business segment that fulfills the ‘Single Industry Dominance’ test, which eliminates the segment disclosure requirements if the segment accounts for 90% or more of combined revenue, reported profit, and assets.  Thus, the revenues, profits, and assets reported in the consolidated financial statements are primarily those of AMS.

C. INVENTORY

AMS produces caterware for the food service industry via an intense heat injection molding process using Polystyrene/Polypropylene recycled resins.  The raw materials and finished goods are produced and held by two third-party manufacturing plants, from where they are shipped to customers across the nation.  AMS does not enter into long-term contracts and generally experiences a high inventory turnover ratio while maintaining minimal quantities on-hand in the warehouses.  At December 31, 2008, AMS had raw materials, work in process, and finished goods totaling $88,635, $178,423, and $17,163, respectively, and at December 31, 2007, AMS held raw resins totaling $301,724.

QoVox’s inventory consists of various components of its network assurance telecommunications system held for specific sale-on-approval contracts.  At December 31, 2008 QoVox held raw materials and finished goods of $927 and $25,038, respectively.

D. RELATED PARTY TRANSACTIONS

At December 31, 2007, the Company was indebted to officers and stockholders in the amount of $28,560 for advances received and expenses incurred on behalf of the Company.  During 2008, $16,660 of this amount was forgiven and recognized as an increase to Additional Paid-In Capital.  The Company also received another $300 advance, resulting in a balance of $12,200 at December 31, 2008. This is exclusive of amounts included in accrued compensation.  Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

E. NOTES PAYABLE

Principal balance
December 31,
2008	2007
On October 29, 2001, the Datameg VA (a former subsidiary of the Company) signed a confessed judgment promissory note with a law firm acknowledging monies owed amounting to $596,802, which had been previously accrued. The note accrued interest at a rate of 9% and matured on December 31, 2001. On January 7, 2002, the Company received a notice of default and as of January 1, 2002 the outstanding balance was increased 5% and began to accrue interest at an annual rate of 15%.
The Company no longer acknowledges this debt as its legal obligation.  Accordingly, principal and interest of $596,802 and $641,046 were written off to other income at December 31, 2008 (Note O).  Accrued interest on the note totaled $551,425 at December 31, 2007 and was included in accounts payable and accrued expenses.
$ -	$ 596,802

On July 21, 2006, the Company signed a settlement and mutual release and promissory note with former counsel, whereby the Company was required to pay the principal sum of $155,000 in past-due fees and other costs, plus 6% interest.  The Company was current on its payments through November 2008, but did not make the full December 15, 2008 payment pursuant to the payment schedule.  Accordingly, the Company is in default at December 31, 2008.  The Company has made $87,500 in principal payments ($32,500 during the current year), and the remaining $67,500 principal is payable as follows:

• $10,000.00 on or before December 15, 2008,  ($7,500 unpaid)
• $10,000.00 on or before March 15, 2009, and ($10,000 unpaid)
• $50,000.00 plus all accrued and unpaid interest on or before June 15, 2009.

Accrued interest on the note totaled $16,881 and $0 at December 31, 2008 and December 31, 2007, respectively.
67,500	100,000

On July 1, 2008, the Company’s QoVox subsidiary entered into a promissory note with one of its consultants for $230,605, which represents past-due fees previously included in accounts payable.  Payment terms stated therein require monthly installments of $1,000 paid to the consultant the last day of each month commencing July 31, 2008 through December 31, 2008; $2,000 per month January through September 2009; and $3,000 per month thereafter until the remaining balance is paid.  Interest at 8% resulted in accrued interest for the year of $9,171, which is included in accounts payable and accrued expenses.  As of December 31, 2008, the Company was in default and the principal balance has been reflected as a current liability in accordance with the promissory note terms.
227,605	-

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

E. NOTES PAYABLE (CONT’D)

	Principal balance
	December 31,
	2008		2007
As part of the purchase of American Marketing and Sales, Inc., (AMS), the Company entered into a $4 million note secured by the assets and stock of AMS and payable to the former stockholders of AMS. The note provides for increases to principal for loans made by AMS to Datameg or its subsidiaries up to $500,000. To raise the cap on additional loans up to $1 million from AMS, Datameg entered into a stock pledge agreement with the former stockholders, pledging its stock in NetSymphony.  At the time of the pledge agreement, NetSymphony assets were valued at $0. The note accrues interest at 6% and the entire note balance, including accrued interest, is due and payable on December 7, 2009.  Accrued interest totaled $240,000 and $0 at December 31, 2008 and 2007, respectively, and is included in accounts payable and accrued expenses.
	4,000,000		4,000,000

Dec. 31,	Payments	Principal	Interest
2009	86,092	69,224	16,868
2010	93,918	83,183	10,735
2011	93,918	88,754	5,164
2012	37,979	37,560	419
Totals	311,907	278,721	33,186

Dec. 31,	Payments	Principal	Interest
2009	86,092	69,224	16,868
2010	93,918	83,183	10,735
2011	93,918	88,754	5,164
2012	37,979	37,560	419
Totals	311,907	278,721	33,186
278,721

    360,527

The July 2003 promissory note payable to a former consultant totaling $247,007 included in notes payable at December 31, 2007 has been reclassified to Judgments Payable at December 31, 2008 (see Note H).
-

247,007

Total notes payable
4,573,826

5,304,336
Less current portion
(364,329)

(956,877)

Total notes payable – long-term
$4,209,497

$4,347,459

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

F. STOCK SUBSCRIPTION RECEIVABLE, LONG-TERM

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

The Company is convinced of the merits of its claim against the investor and intends to institute a legal action to vindicate that claim in 2009. The Company has retained Massachusetts litigation counsel. Given the uncertainties inherent in litigation, the Company took a charge of $105,000 (25%) against the receivable in the fourth quarter of 2006, another charge of $105,056 in the fourth quarter of 2007, and a third charge of $105,000 during the fourth quarter of 2008, resulting in a $105,000 and $210,000 balance at December 31, 2008 and December 31, 2007, respectively.

G. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	Years Ended December 31,
	2008	2007
Net Income (Loss) (numerator)	$ 794,792	$ (1,632,658)
Weighted Average Shares (denominator)	398,863,987	372,135,169
Basic and diluted net loss per common share	$ -	$ -

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, “Earnings Per Share.” Although the Company generated a net income for the year ended December 31, 2008, the average exercise price of the options and warrants outstanding exceeded the average fair market value of the Company’s common stock during the year.  Exercising these instruments would have an antidilutive effect.  Thus, total options and warrants outstanding as of December 31, 2008 and 2007 of 35,400,000 and 66,723,704, respectively, are not included in the calculation of diluted EPS.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

H.  JUDGMENTS PAYABLE

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through September 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the note’s inception and totaled $222,442 and $200,166 at September 30, 2008 and December 31, 2007, respectively.  No significant payments had been made on the note, and on September 25, 2007, the note holder filed suit, seeking to have a judgment rendered against the Company for all amounts claimed due. On June 23, 2008, the court entered judgment for the full principal and interest on the promissory note.  On August 15, 2008, the parties entered into a settlement agreement requiring the Company to pay the plaintiff in full settlement of this case, the sum of $555,000 pursuant to the following schedule:

Number	Amount	Due
1	$ 100,000	9/18/2008
2	65,000	1/6/2009
3	65,000	4/6/2009
4	65,000	7/7/2009
5	65,000	10/6/2009
6	65,000	1/7/2010
7	65,000	4/6/2010
8	65,000	7/7/2010
	555,000
Payment	(100,000)
Bal, 12/31/08	$ 455,000

The principal and interest on the settlement date totaling $469,449 were reclassified from accounts and notes payable to judgments payable, and an additional $85,551 was accrued to record the full settlement amount.  After making an initial payment of $100,000, the Company defaulted on the January 2009 payment. Additional negotiations ensued and the Company and plaintiff entered into a second settlement agreement wherein plaintiff will accept (in escrow) 10 million Datameg common shares as payment of the judgment if certain events are concluded on or before June 1, 2009 (Note Q).  If not, the second settlement is void and the 10 million shares in escrow are to be returned for cancellation.

I.	STOCKHOLDERS’ EQUITY

In the first quarter of 2008, American Marketing and Sales, Inc., pursuant to the acquisition agreement with the Company, paid $373,641 in cash dividends to the selling stockholders to offset taxes incurred by them due to the acquisition.

In June 2008, the Company issued 15,000,000 stock options to its legal counsel.  The options were immediately vested resulting in compensation expense of $60,000.  In September 2008, the Company issued 750,000 stock options in Director compensation.  Of these options, 500,000 were immediately vested, resulting in compensation expense of $2,500.

In September 2008, the Company cancelled 1,000,000 shares of issued and outstanding stock pursuant to a settlement agreement dated January 9, 2008 whereby alleged debts owed between the Company and former consultants were forgiven.  The terms of the settlement were accounted for in the prior year due to their material impact on the December 31, 2007 financials, but the Company was awaiting the return of the stock certificate in question prior to canceling the stock.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

I.	STOCKHOLDERS’ EQUITY (CONT’D)

During 2008, the Company issued 6,225,000 shares of common stock at $.01 and $.025 per share for total cash of $103,125.  Of this amount, $3,000 was received in March 2009, resulting in a current asset stock subscription receivable at December 31, 2008.

During 2008, the Company issued a total of 12,521,025 shares of its common stock and prices ranging from $.0098 to $.04 to management, vendors, and legal counsel in lieu of cash for services rendered.   Of this amount, $103,580 (5,187,500 shares) represented payment for services rendered and expensed during 2008 (including 3,000,000 shares at $.0265 issued to AMS management as $79,500 in compensation pursuant to the NetSymphony stock pledge agreement – Note E), $88,671 (3,583,525 shares) represented repayment for services performed in prior years (including satisfaction off a $9,750 liability for stock to be issued initially expensed in 2005 upon engagement of legal counsel), and $36,750 (3,750,000 shares) represented prepayment for future services.

In December 2008, the Company repurchased from a prior officer 490,000 shares of its issued and outstanding stock, which will be retained and reissued in the near future.  The treasury stock was recorded at repurchase cost of $7,840 and is reported as a decrease to stockholders’ equity.

J. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2008	2007
Equipment	$ 81,220	$ 54,062
Furniture	13,806	40,224
Automobiles	66,682	35,003
Capital Leases	35,100	35,100
Tooling Molds	3,019,612	2,777,561
Total property and equipment	3,216,420	2,941,950
Less: accumulated depreciation	(897,079)	(164,426)
Property and equipment, net	$ 2,319,341	$ 2,777,524

Depreciation expense totaled $747,195 and $73,125 for the years ended December 31, 2008 and 2007, respectively, of which $721,123 and $60,439, respectively, is attributable to the tooling molds used in production and has therefore been reported with cost of goods sold on the statement of operations.

During 2008, the Company traded in some old vehicles with a carrying value of $20,461 for new vehicles with a cost of $66,682, resulting in a gain on trade-in of $46,221.

K. STOCK OPTIONS AND WARRANTS

During the years ended December 31, 2007, the Company granted options and warrants to consultants, employees, and investors to purchase 11,225,000 shares of common stock, at prices ranging from $0.01 to $0.25 per share. The vesting of the stock options resulted in an expense in the amount of $114,420 and $328,360 during the years ended December 31, 2008 and 2007, respectively. Of the options and warrants granted since inception, options and warrants for shares are unexercised and expire between January 2008 and January 2013.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

K. STOCK OPTIONS AND WARRANTS (CONT’D)

A summary of option and warrant activity, for both employees and consultants, for the years ended December 31, 2008 and 2007 is as follows:

	# of Shares	Price Per Share	Weighted Ave Price Per Share

Outstanding, December 31, 2006	102,739,243	$0.01 - $0.25	$0.13
Options and warrants granted	11,225,000	$0.06 - $0.07	$0.07
Options and warrants exercised	187,500	$0.04
Options and warrants expired or terminated	47,053,039	$0.01 - $0.25	$0.13

Outstanding, December 31, 2007	66,723,704	$0.01 - $0.25	$0.14

Options granted	15,750,000	$0.03
Options expired or terminated	22,986,250	$0.03
Warrants expired or terminated	24,087,454	$0.04 - $0.10	$0.06

Outstanding, December 31, 2008	35,400,000	$0.01 - $0.17	$0.06

At December 31, 2008 the weighted average remaining life of outstanding stock options and warrants, for both employees and consultants, was approximately 24 months.

The fair value of options and warrants granted in 2008 are estimated on the date of the grant using a type of Black Scholes option pricing model. During the year ended December 31, 2008, the following assumptions were used to value grants: dividend yield of 0%, volatilities ranging from 70-80, terms varied based on the negotiated term of the options agreement, and risk free interest rates varied based on the Treasury bond yield with a term comparable to the length of the term listed in the options agreement.

L. GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At December 31, 2008, current liabilities exceeded current assets by $1,185,081. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

M. ACCOUNTS RECEIVABLE

NetSymphony and QoVox have no receivables due to absence of revenues. Accounts receivable for American Marketing and Sales, Inc. totaled $1,250,973 and $1,616,605 at December 31, 2008 and 2007, respectively. Pursuant to SFAS No. 5, “Accounting for Contingencies,” the Company has examined collection history, financial conditions of clients, and general economic conditions and determined that it is not necessary to set an allowance for doubtful accounts, which have historically not been significant.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

N.  INCOME TAXES

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s effective rate for 2008 and 2007 is as follows:

	2008	2007	2006
Computed at the expected statutory rate (35%)	$ 278,000	$ (571,000)	$ (528,000)
State income tax net federal tax benefit	40,000	(81,000)	(75,000)
Compensatory stock options cancelled or expired	670,000	324,000	-
NOL’s used	(343,000)	-	-
Adjustment to prior year’s deferred tax asset	1,379,000	-	-
Less: valuation allowance change, net of NOL’s used	(2,024,000)	328,000	603,000
Total expense (benefit) for income taxes	$ -	$ -	$ -

Deferred tax assets and (liabilities) at December 31, 2008 and 2007 are as follows:

	2008	2007	2006
Deferred tax assets:
Net operating loss carry forwards (NOL's)	$ 3,184,000	$ 3,527,000	$ 4,418,000
Depreciation and amortization	(20,000)	(20,000)	(20,000)
Stock option compensation	260,000	905,000	1,065,000
Gross deferred tax assets	3,424,000	4,412,000	5,463,000
Valuation allowance	(3,424,000)	(4,412,000)	(5,463,000)
Net deferred tax assets	$ -	$ -	$ -

The Company has available at December 31, 2008 approximately $7,959,928 of unused net operating loss carry forwards that may be applied against future taxable income that expire in 2019 through 2026. Due to stock ownership changes and other income tax statutes, the ability to benefit from the net operating loss carry forwards may be significantly restricted. Accordingly, for this and other reasons, including uncertainties regarding the Company’s ability to generate taxable income sufficient to utilize NOL’s prior to their expiration, a valuation allowance has been provided against the deterred tax assets.

O.  DEBT WRITE-OFF

Management and legal counsel determined that the statute of limitations had expired on several liabilities or their payment was remote based on aging and lack of collection efforts by creditors. Accordingly, debts totaling $2,342,302, consisting of $1,060,813 in accounts payable and $1,281,489 in notes payable and settlements (including accrued interest), were written off to other income at  December 31, 2008.

P.  COMMITMENTS AND CONTINGENCIES

In October 2004, Datameg signed a lease agreement for office space in Raleigh, North Carolina. The term of the lease was for 37 months beginning December 2004 and ending in January 2008, and called for monthly payments of approximately $5,000.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

P.  COMMITMENTS AND CONTINGENCIES (CONT’D)

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

American Marketing and Sales, Inc. rents a 3600-square-foot showroom and warehouse at 20 Mohawk Drive, Leominster, MA 01453. The arrangement is month-to-month and cancellable at any time. Monthly payments are $1,200 and include taxes and utilities.  Total rent expense for all operating leases was approximately $48,000 and $60,000 for the years ending December 31, 2008 and 2007, respectively.

Q. SUBSEQUENT EVENTS

Material Definitive Agreement:

On March 18, 2009, the Company entered into a Stock Purchase Agreement and purchase money promissory note Assignment and Assumption Agreement incident to its proposed sale of its wholly owned subsidiary American Marketing and Sales, Inc. (“AMS”) to an unrelated third party ("Buyer"). The sale is subject to the consent of a majority of the Company’s stockholders. Some of the Company’s principal shareholders (“Principal Shareholders) also hold a purchase money note ("Note") secured by all of the assets of AMS concerning an election to return the 15 million Datameg shares previously issued in the acquisition of AMS in December 2007, in favor of full payment of the purchase money note. As of December 31, 2008, the principal and interest due on the Note is approximately $5.4 Million, consisting of a promissory note issued in the December 2007 AMS acquisition with a face amount of $4 Million, and additional loans and accrued interest of approximately $1,418,000.

The Stock Purchase Agreement provides that Datameg (or its shareholders of record) shall receive 1 Million shares of the Buyer’s common stock (restricted with piggy-back registration rights) in exchange for the transfer of AMS shares to the Buyer. Datameg shall deliver to the Principal Shareholders from escrow 15 Million shares of Datameg common stock in exchange for (1) a complete release of Datameg and its directors and officers, etc. from further liability upon the Note, (2) the Principal Shareholders’ written consent to the assumption of the Note by the Buyer, (3) the Buyer’s written assumption of the Note, and (4) the Principal Shareholders’ and the Buyer’s agreement to extend the term of the Note for one year. During the term of the extended Note, AMS’ President shall have the right to convert the principal and interest then due into the Buyer’s common stock (restricted with piggy-back registration rights) at the price of $6 per share. For its assumption of the additional loans from AMS on the Note, the Buyer shall be issued 50 Million unregistered Datameg common shares at the closing.

The Principal Shareholders shall release their security interest in NetSymphony Corporation stock and return the stock certificate to Datameg. In consideration of their aforementioned acts and consents, the Buyer shall deliver to the Principal Shareholders 400,000 shares of the Buyer’s common stock (restricted with piggy-back registration rights).

Stock Purchase:

On March 18, 2009, the Company issued 2,000,000 shares of stock at $.025 per share for total cash proceeds of $50,000 pursuant to a private placement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T).	Controls and Procedures.

The Company’s management, consisting of our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based upon this evaluation, our Chief Executive Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Through its current audit, the Company learned that our disclosure controls and procedures in past reports failed to properly account for the provisions of SFAS 5 (Contingencies). Corrective action will be taken in the future to properly evaluate and disclose Company’s liabilities as required by SFAS 5.   The Company will ensure that each liability is reviewed under SFAS 5, which will be accomplished by hiring a CFO and implementing further training of current personnel.  Additional written policy guidance will also be adopted.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective.

Through its current audit, the Company learned that our disclosure controls and procedures in past reports failed to properly account for the provisions of SFAS 5 (Contingencies). Corrective action will be taken in the future to properly evaluate and disclose Company’s liabilities as required by SFAS 5.   The Company will ensure that each liability is reviewed under SFAS 5, which will be accomplished by hiring a CFO and implementing further training of current personnel.  Additional written policy guidance will also be adopted.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter and our year ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

 Our directors, executive officers, significant employees, significant consultants and control persons as of December 31, 2008 were as follows:

Name	Age	Position	Held Since
James Murphy	56	Chairman, Chief Executive Officer, President and Director of Datameg Corporation and Director and President of NetSymphony Corporation and QoVox, Inc.	Dec. 2005
Leonard Tocci	67	President, American Marketing and Sales	Dec. 2007
Gerald C. Bellis	80	Director of Datameg Corporation	Sept. 2008
Dan Ference	60	Chief Operating Officer of QoVox Corporation	Sept. 2001
Neil R. Gordon	59	Director of Datameg Corporation	Sept. 2005

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

Leonard Tocci, President of American Marketing and Sales, Inc.

Mr. Tocci has a history of success in his 44-year career in the plastics industry.  From 1988 to 1998, he served as president and CEO of Tamor Plastics, where he grew sales from $25 million in 1991 to more than $100 million in 1998.

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

Gerald C. Bellis, Director

On September 12, 2008, the Board of Directors of Datameg Corporation elected Gerald C. Bellis as a new director. Mr. Bellis has over 40 years of experience in the management of high technology manufacturing companies at every level of responsibility through CEO. As compensation, Mr. Bellis receives 500,000 Datameg options vesting immediately with an exercise price of $.025/ share and an additional 250,000 Datameg options vesting on April 1, 2009 with an exercise price of $.035 / share. Mr Bellis is expected to serve on the SOX Compliance Committee. Mr. Bellis is also expected to engage in significant oversight of NetSymphony’s operations.

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

Item 11.	Executive Compensation.

The below table sets forth the total compensation paid to or accrued for the years ended December 31, 2006 through 2008 to our chief executive officer and our other most highly compensated executive officers who were serving as executive officers at the end of our last fiscal year. None of our other executive officers earned more than $100,000 in total annual salary and bonus in the most recently completed fiscal year.

Summary Compensation Table

			Annual			Other	Long Term Compensation
			Compensation			Annual	Awards
Name	Position	Year	Salary		Bonus	Comp.	Restricted	Underlying
			($)		($)	($)	Stock	Options/
							Award(s)	SARs
							($)	(#)
James Murphy	President Datameg/ QoVox/ NetSymphony	2008	$150,000		$0	$0	$0	0
James Murphy	President Datameg/ QoVox/ NetSymphony	2007	$150,000		$0	$0	$0	0
James Murphy	President Datameg/ QoVox/ NetSymphony	2006	$150,000		$0	$0	$0	2,500,000
Leonard Tocci	President American Marketing and Sales, Inc.	2008	$200,000	(1)	$0	$0	$0	0
Leonard Tocci	President American Marketing and Sales, Inc.	2007	$200,000	(1)	$0	$0	$0	0
Dan Ference	COO QoVox	2008	$144,000		$0	$0	$0	0
Dan Ference	COO QoVox	2007	$144,000		$0	$0	$0	0
Dan Ference	COO QoVox	2006	$144,000		$0	$0	$0	0

 (1) Only the portion of the Mr. Tocci’s 2007 salary earned subsequent to the date of the American Marketing and Sales, Inc. acquisition, December 7, 2007, has been presented in the consolidated statement of operations.

At December 31, 2008, our executive officers had the following outstanding options:

			Percent of total
	Number of Securities		Options/SARs
	Underlying Options/		Granted to Employees	Exercise or base
Name	SARs Granted (#)		In fiscal year	Price ($/sh)	Expiration Date(s)
James Murphy	2,500,000	(1)	-	$0.10 per share	12/28/2010
James Murphy	2,500,000	(1)	-	$0.17 per share	12/28/2010
James Murphy	1,000,000	(1)	-	$0.05 per share	9/1/2008
James Murphy	1,000,000	(1)	-	$0.05 per share	12/28/2010
Daniel Ference	6,250,000	(2)	-	$0.06 per share	12/31/2010
Neil Gordon	750,000	(1)	-	$0.04 per share	9/22/2010
Gerald C. Bellis	750,000	(1)	-	$0.03 per share	9/12/2010

(1)	All options are fully vested.

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

Directors Remuneration

We do not currently compensate our directors for serving on the board of directors, other than through options as discussed above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the following information about the beneficial ownership of our common stock outstanding of 409,206,087 as of December 31, 2008 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We are not aware of any beneficial owner of more than 5% of the outstanding common stock. Unless otherwise indicated, the address of each named beneficial owner or executive officer is c/o Datameg Corporation, 2150 S 1300 E, Suite 500, Salt Lake City, UT 84107.

NAME	AMOUNT AND NATURE OF		PERCENT OF CLASS(3)
DIRECTOR OR EXECUTIVE OFFICER	BENEFICIAL OWNERSHIP
James Murphy	18,560,000	(3)	4.5%
Leonard Tocci	20,091,666		4.9%
Neil Gordon	750,000	(4)	0.2%
Gerald C. Bellis	750,000	(5)	0.2%
Dan Ference	8,500,000	(6)	2.1%
Directors and Officers as a Group	48,651,666		11.9%

 (1)   Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes of this chart, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days after March 31, 2009 through the exercise of warrants or options or the conversion of convertible securities.

(2)   Each beneficial owner’s, director’s or executive officer’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days after March 31, 2009 have been exercised.

(3)   Including 7,000,000 shares of our common stock that Mr. Murphy has the right to acquire through the exercise of fully vested stock options.

 (4) Including 750,000 shares of our common stock that Mr. Gordon has the right to acquire through the exercise of fully vested stock options.

(5) Including 750,000 shares of our common stock that Mr. Bellis has the right to acquire through the exercise of fully vested stock options

(6)  Including 6,250,000 shares of our common stock that Mr. Ference has the right to acquire through the exercise of fully vested stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

 The Company’s officers and stockholders occasionally advance the Company money or make purchases in the Company’s behalf. As of December 31, 2008 and December 31, 2007, the Company was indebted to officers and stockholders in the amount of $12,200 and $28,560, respectively.  This is exclusive of amounts included in accrued compensation.  Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

Item 14.	Principal Accounting Fees and Services.

Fiscal Year		Audit		All
Ended	Audit	Related	Tax	Other	Total
December 31,	Fees (1)	Fees (2)	Fees (3)	Fees (4)	Fees
2008	$88,400	$0	$0	$0	$88,400
2007	$92,000	$0	$5,000	$0	$97,000

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

(3)           The aggregate fees billed in the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. All the fees billed under this item in 2008 and 2007 were for tax compliance services.

(4)           The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)1 through 9(e)3 of Schedule 14A (See (1), (2), and (3) above).

Audit Committees Pre-Approval Policies and Procedures

Our president pre-approves all professional services and fees provided by our principal accountants. During 2008 and 2007, our sole director approved only professional services rendered by our principal accountants for the audit of our annual financial statements and review of our financial statements included in our Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years and tax compliance.

Item 15.	Exhibits.

 (a)(1) Financial Statements

Our consolidated financial statements and notes to our consolidated financial statements filed with this report are set forth herein.

(a)(3) Exhibits

Exhibit
No.	Description

2.10	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.10	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.20	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

5.10	Opinion of Duane Morris LLP as to legality of securities being registered.

10.10	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)

10.20	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, noteholder, amount and conversion price.(2)

10.30	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)

10.40	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)

10.50	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)

10.60	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)

10.70	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)

10.80	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)

10.90	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)

10.10	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)

10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)

10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)

10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)

10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)

10.18	Stock Lock-up Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)

10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)

10.20	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)

10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)

10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)

10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)

10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)

10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)

10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)

10.29	Resignation by William J. Mortimer as General Manager of QoVox, Inc.(11)

10.30	Appointment of James Murphy as its Chief Executive Officer, President and Chairman of the Board of Directors.(12)

10.31	Appointment of Lehman Bros. Managing Director John T. Grady Jr. to Board of Directors.(13)

10.32	Appointment of Bob Nelson as Vice President, Worldwide Sales, for QoVox.(14)

10.33	Appointment of Michael West as Senior Vice President, National Accounts, for QoVox.(15)

10.34	Benson And Gordon Compensation Amendments.(16)

10.35	Director Mark P. McGrath resignation. (17)

10.36	Investment banker Byron J. Collier appointed to the Advisory Board (18)

10.37	Director William J. Mortimer receives 2 million Datameg common shares, returns 10 million under RSA (19)

10.38	Benson Amendment And Utah Move (20)

10.39	Former Director and Chief Executive Mark P. McGrath canceled his option agreement for 10 million shares. (21)

10.40	Changes in Registrant’s Certifying Accountant (22)

10.41	QoVox received its 4th purchase order from the Time Warner Cable Raleigh Division. (23)

10.42	Patrick J. Glennon was appointed to the Company’s advisory board. (24)

10.43	Dr. Jim DeCoste was appointed to the Company’s advisory board. (25)

10.44	Ragusa consulting services retained as Chief Marketing Officer for QoVox.(26)

10.45	FeatureTel enters 60 day trial of QoVox product. (27)

10.46	Lingle and Stewart become President and Chief Techology Officer of QoVox. (28)

10.47	Shireman becomes VP Sales of QoVox. (29)

10.48	Non-Reliance on Previously Filed Audited Report (30)

10.49	Amendment to Notice of Non-Reliance on Previously Filed Audited Report (31)

10.50	Entry into a Material Definitive Agreement to Acquire Computer Ctr.Com, Inc.(32)

10.51	Appointment of Winthrop Sargent as contracted Vice President of Finance. (33)

10.52	Announcement of acquisition of American Marketing & Sales, Inc. (34)

10.53	Announcement of completion of field audits for American Marketing & Sales, Inc. and Computer Center.Com (35)

10.54	Announcement of closing of American Marketing & Sales, Inc. acquisition (36)

10.55	Announcement of American Marketing & Sales, Inc. financial statements (37)

10.56	Announcement of Commencement of Maestro Product Sales by NetSymphony (38)

10.57	Announcement of First Sale by NetSymphony of Maestro product sales. (39)

10.58	Announcement by American Marketing & Sales, Inc. of stake in JAM Plastics. (40)

10.59	Announcement by NetSymphony of Sales Agent Agreement with Acorn Technologies (41)

10.60	Announcement by American Marketing & Sales, Inc (AMS) of Greenline Products (42)

10.61	AMS announces two new distributors for caterware (43)

10.62	AMS books $555,000 and test order (44)

10.63	AMS announces Balducci's as new customer (45)

10.64	AMS announces Madison Square Garden as new customer (46)

10.65	Datameg announced resignation of Director John Grady (47)

10.66	NetSymphony announces significant customer test (48)

10.67	Datameg announces marketing contract with Mirielle Abi Nader agency (49)

10.68	Datameg announces election of Director Gerald Bellis (50)

10.69	American Marketing announces Green Plastics Web Site (51)

10.70	American Market announces new customer Le Pain Quotidien (52)

10.71	American Market announces new customer U.S. Food Service (53)

10.72	American Market announces new customer Finagle a Bagel (54)

10.73	Datameg announces entry in material agreement to sell American Marketing (55)

21.10	Subsidiaries of the Registrant.(3)

99.10	Exhibit of Unregistered Sales of Securities.(7)

99.20	Press Release dated September 1, 2005.(3)
Footnotes to Exhibits
(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on June 14, 2004.
(3)	Incorporated by reference to the Form SB-2 filed by Datameg Corporation on September 1, 2005.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg NY on November 26, 2004.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB filed by Datameg NY on April 14, 2004.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB/A filed by Datameg NY on April 20, 2005.
(7)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg Corporation on August 29, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 22, 2005.
(9)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on February 27, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 14, 2005.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 17, 2006.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 23, 2006.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 1, 2006.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 14, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2006.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 7, 2006.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 12, 2006.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 14, 2006.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 31, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 4, 2006
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 7, 2006
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 5, 2006
(24)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 19, 2006
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 26, 2006
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on November 17, 2006
(27)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 20, 2006
(28)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2007
(29)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 15, 2007
(30)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 18, 2007
(31)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 24, 2007
(32)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 14, 2007
(33)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 8, 2007
(34)	Incorporated by reference to the Current Report on Form 8-Kfiled by Datameg Corporation on August 17, 2007
(35)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on October 31, 2007
(36)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 13, 2007
(37)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2008
(38)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 21, 2008
(39)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 5, 2008
(40)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 12, 2008
(41)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 19, 2008
(42)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 26, 2008
(43)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 16, 2008
(44)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 23, 2008
(45)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 1, 2008
(46)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 2, 2008
(47)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 29, 2008
(48)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 3, 2008
(49)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 9, 2008
(50)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 15, 2008
(51)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 31, 2008
(52)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 20, 2009
(53)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 6, 2009
(54)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 6, 2009
(55)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 2, 2009
(*)	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April 2009.

Datameg Corporation

BY:	/s/ James Murphy
James Murphy,
Chairman, President and Chief Executive Officer