Form 10-K/A
period 2008-12-31
DATAMEG CORP
filed 2009-04-17
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $19,693,838(1).

There were 411,696,087 and 411,206,087 shares of the registrant’s Common Stock, $0.0001 par value per share, issued and outstanding, respectively, as of April 16, 2009. Of the issued shares, 490,000 are being held in treasury for future issuance.

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

Overview

Datameg Corporation ("the Company" "Datameg") is a holding company and Delaware corporation that is a successor by merger as of April 27, 2005 to Datameg Corporation, which was a New York corporation incorporated in October 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of its common stock for 100% of the stock of Datameg Corporation, a Virginia corporation that was incorporated in January 1999. The Viola Group then changed its name to Datameg Corporation, remaining a New York corporation. Virginia Datameg was terminated on May 31, 2001 by operation of law.

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

Datameg Corporation has four subsidiaries: American Marketing and Sales, Inc. ("American Marketing and Sales," American Marketing," and "AMS"), a Massachusetts corporation that the Company wholly owns; NetSymphony Corporation ("NetSymphony") and QoVox Corporation ("QoVox"), North Carolina corporations that the Company wholly owns; and CASCommunications, Inc., a Florida corporation, of which the Company owns 40%. The primary business of American Marketing and Sales, Inc., doing business as Innovative Designs, is marketing and selling food service products and caterware. NetSymphony Corporation was incorporated on March 29, 2007 to take advantage of additional, software-driven network assurance products and services, and its planning and staffing are in the formative stage. QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. Datameg and its subsidiaries individually and collectively have been considered development stage enterprises in prior years. With the acquisition of American Marketing and Sales, Inc., the Company is no longer considered to be in the development stage as defined in SFAS No. 7, "Accounting for Development Stage Enterprises." CASCommunications, Inc. is an inactive company. CASCommunications, Inc. did not generate any revenue in 2008 and is not expected to generate any revenue in 2009.

During the years ended December 31, 2008 and 2007, American Marketing and Sales, Inc. recorded revenue of approximately $11M and $12M, respectively. American Marketing has successfully developed and introduced an extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products and has received orders or commitments to purchase the new Green Line products from Whole Foods, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges, including the University of Massachusetts. The new Green Line products consist of 25 items including various sizes of trays, party platters, and serving bowls with lids. These non-toxic products qualify for the Green label inasmuch as they are manufactured from FDA-approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. American Marketing and Sales, Inc. is one of the first manufacturers in the industry to introduce injection-molded caterware and food service products worthy of the prestigious ’recycled’ logo mark.

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

The consolidated financial statements reflect those of Datameg Corporation, American Marketing and Sales, Inc., Netsymphony Corporation, QoVox Corporation, and CASCommunications, Inc. In accordance with the Financial Accounting Standards Board (FASB) interpretation (FIN) 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

The Company operates under the name of Datameg Corporation and trades under the symbol DTMG on the OTCBB. The Company’s active subsidiaries are American Marketing & Sales, Inc., NetSymphony Corporation and QoVox Corporation, each of which the Company wholly owns.

As of April 16, 2009, we had a total of five full time employees, one part time employee, and two part time independent contractors or consultants. Of these, two individuals serve in administrative and senior management capacities at our subsidiaries.

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

Products in Development

Our products and products in development are:

The Green Line

The primary business of American Marketing and Sales, Inc, doing business as Innovative Designs, is marketing and selling food service products and caterware, American Marketing has successfully developed and introduced an extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products and has received orders or commitments to purchase the new Green Line of products from Whole Foods, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges, including the University of Massachusetts. The new Green Line products consist of 25 items including various sizes of trays, party platters, and serving bowls with lids. These non-toxic products qualify for the Green label inasmuch as they are manufactured from FDA-approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. American Marketing is one of the first manufacturers in the industry to introduce injection-molded caterware and food service products worthy of the prestigious ’recycled’ logo mark.

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

Holders of Record of Common Stock

As of April 16, 2009, we had outstanding 409,206,087 shares of our common stock and approximately 552 shareholders of record. An additional 490,000 of previously-issued shares were repurchased by the Company in December 2008 and are currently being held in treasury for resale.

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

The following table shows the aggregate amount of securities related to equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	None	NA	NA
Equity compensation plans not approved by security holders	35,400,000	$0.06	None

Securities that were not registered under the Securities Act but were issued under equity compensation plans:

Purchased	Service Provider	Non Cash Consideration	Fair Value Share Price (1)	Number of Common Shares

3/14/2008	Paul Vuksich	$ 41,625	0.040	1,035,684
3/26/2008	Terry Clarke	2,000	0.040	50,000
3/26/2008	Lynn Kettleson	1,500	0.040	37,500
4/15/2008	Lynel J. Tocci	26,500	0.0265	1,000,000
4/15/2008	Leanne J. Whitney	26,500	0.0265	1,000,000
4/15/2008	Linnea J. Clary	26,500	0.0265	1,000,000
5/27/2008	Shirley&Adams,PLLC	28,000	0.028	1,000,000
11/13/2008	Equiti•trend Advisors, LLC	49,000	0.0098	5,000,000
11/13/2008	Shareholder Intelligence Services LLC	4,900	0.0098	500,000
11/13/2008	Paul Vuksich	14,146	0.0135	1,047,841
11/13/2008	Cornelius Kane	980	0.0098	100,000
11/13/2008	Jack Geckler	4,900	0.0098	500,000
11/13/2008	Kim McIntosh	2,450	0.0098	250,000
		$ 229,001		12,521,025

(1) The Fair Value Price may not equate with share closing price on the date of share issuance.

Recent Sales of Unregistered Securities:

Purchased	Investor	Consideration	Share Price	Number of Common Shares
3/22/2008	John Boniface	$ 50,000	0.025	2,000,000
4/13/2008	Esther H. Levens	15,000	0.025	600,000
8/19/2008	Paul Mikulas	3,125	0.025	125,000
10/1/2008	D.A.S.	5,000	0.010	500,000
10/3/2008	Francis Seymour	10,000	0.010	1,000,000
10/13/2008	John Boniface	10,000	0.010	1,000,000
12/1/2008	Christiane Hermstedt	10,000	0.010	1,000,000
		$ 103,125		6,225,000

3/18/2009	John Boniface	$50,000	0.025	2,000,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

The sections of "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which involve risks and uncertainties. Our actual results may differ significantly from results discussed in the forward-looking statements due to a number of important factors, including, but not limited to our history of operating losses, our need for additional financing, a failure of our products to perform as expected, introduction of competing products by other companies, pressures on prices from competitors and/or customers, regulatory obstacles to new product introductions, lack of acceptance of our products and changes in the VoIP and technology industries.

PLAN OF OPERATION

THE GREEN LINE

American Marketing and Sales, Inc., located in Leominster, Massachusetts, has successfully developed and introduced an extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products and has received orders or commitments to purchase the new Green Line of products from U.S. Foodservice, Madison Square Garden, Whole Foods, Le Pain Quotidien restaurants, Finagle A Bagel, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges including the University of Massachusetts. The new Green Line products consist of 25 items including various sizes of trays, party platters, and serving bowls with lids. These non-toxic products qualify for the Green label inasmuch as they are manufactured from FDA-approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. American Marketing and Sales, Inc. is one of the first manufacturers in the industry to introduce injection-molded caterware and food service products worthy of the prestigious ’recycled’ logo mark. On March 11, 2008, American Marketing and Sales, Inc. entered into a binding term sheet to acquire one-third of the outstanding shares and 50% of the voting rights in one of American Marketing and Sales, Inc.’s primary manufacturers, JAM Plastics, also located in Leominster. As of April 16, 2009, the agreement had not yet closed and no stock had been exchanged.

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

Business Strategy and Direction

NetSymphony intends to:

  Develop and sell systems products and services;

  Continue to target telecom operators and cable operators;

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

Pursuant to SFAS No. 5, "Accounting for Contingencies," American Marketing and Sales, Inc. has examined collection history, financial conditions of clients, and general economic conditions and determined that it is not necessary to set an allowance for doubtful accounts, which have historically not been significant.

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

 RESULTS OF OPERATION

For the year ended December 31 2008, the Company incurred a net loss from operations of $1,214,611 compared with a loss from operation of $1,609,964 for the year ended December 31, 2007. We recognized an overall net income of $794,792 for 2008, which is primarily due to significant settlements and debt write-offs, as compared to an overall net loss of $1,632,658 for 2007. Cash on hand was $398,978 as of December 31, 2008 compared with $49,086 as of December 31, 2007. Our gross revenues increased significantly from $817,477 in 2007 to $10,916,314, which is attributable to continued and growing profitability of American Marketing and Sales, which continues to expand its customer base as to its Green Line caterware and office products. On the expense side, the Company has diligently pruned its expenses and settled many outstanding liabilities. NetSymphony and QoVox continue to struggle with product development, particularly in the current financial climate. Many potential customers have delayed trials of the NetSymphony’s Maestro VoIP testing system and it is not expected that serious trials by any potential customer will begin earlier than the third quarter of 2009.

Item 8.	Financial Statements.

INDEX

Datameg Corporation

Consolidated Financial Statements

Years Ended December 31, 2008 and 2007

Child, Van Wagoner & Bradshaw, PLLC

5296 South Commerce Drive, Suite 300 Salt Lake City, Utah 84107-5370 Telephone (801) 281-4700 Facsimile (801) 281-4701	1284 West Flint Meadow Drive, Suite D Kaysville, Utah 84037-9590 Telephone (801) 927-1337 Facsimile (801) 917-1344

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 13, 2009

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

DATAMEG CORPORATION
Consolidated Statements of Operations

	Year Ended
	December 31,
	2008	2007
NET SALES	$ 10,916,314	$ 817,477
COST OF SALES	(9,414,299)	(655,635)
INVENTORY WRITE-OFF	-	(163,400)
GROSS MARGIN	1,502,015	(1,558)

OPERATING EXPENSES
General and administrative	2,130,406	1,439,597
Selling and marketing	406,773	127,213
Research and development	93,896	159,111
Goodwill impairment	-	206,746
Litigation (gain) loss	85,551	(324,261)
Total Operating Expenses	2,716,626	1,608,406

LOSS FROM OPERATIONS	(1,214,611)	(1,609,964)

OTHER INCOME (EXPENSES)
Interest expense	(399,528)	(138,122)
Gain on trade-in of fixed assets	46,221	-
Accounts payable reserve amortization	16,000	16,000
Debt write-off	2,342,302	95,343
Other income	4,408	4,085
Total Other Income (Expenses)	2,009,403	(22,694)

INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	794,792	(1,632,658)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN
SUBSIDIARIES LOSSES	-	-

NET INCOME (LOSS)	$ 794,792	$(1,632,658)
BASIC AND DILUTED:
Net loss per common share	$ 0.00	$ (0.00)

Weighted average shares outstanding	398,863,987	372,135,169

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

(continued)

DATAMEG CORPORATION
Consolidated Statements of Cash Flows (continued)

Year Ended
December 31,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$ 34,889	$ 12,916
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for satisfaction of debt	$ 78,921	$ 129,850
Stock issued for fixed assets	$ -	$ 7,400
Conversion of accounts payable to notes payable	$ 230,605	$ -
Conversion of notes payable and accrued interest to judgments payable	$ 469,449	$ -
Cancellation of 1,000,000 shares of stock, $.0001 par value	$ 100	$ -
Stock issued as a reduction of "Stock to be Issued"	$ 9,750	$ 84,000
Note payable issued for purchase of subsidiary	$ -	$ 4,000,000
Stock issued for purchase of subsidiary	$ -	$ 500,000
Stock issued as prepayment for future services	$ 36,750	$ -
Forgiveness of related party debt	$ 16,660	$ -
Write down of common stock subscription receivable	$ 105,000	$ -
Stock issued for subscription receivable	$ 3,000	$ -

See accompanying notes to the financial statements.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

A. BASIS OF PRESENTATION AND ORGANIZATION

Datameg Corporation has four subsidiaries: American Marketing and Sales, Inc., a Massachusetts corporation that the Company wholly owns; NetSymphony Corporation and QoVox Corporation, North Carolina corporations that the Company wholly owns; and CASCommunications, Inc., a Florida corporation, of which the Company owns 40%. The primary business of American Marketing and Sales, Inc. (doing business as Innovative Designs) is marketing and selling food service products and caterware. NetSymphony Corporation was incorporated on March 29, 2007 to take advantage of software-driven network assurance products and services, and its planning and staffing are in the formative stage. QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. Datameg and its subsidiaries individually and collectively have been considered development stage enterprises in prior years. With the acquisition of American Marketing and Sales, Inc., the Company is no longer considered to be in the development stage as defined in SFAS No. 7, "Accounting for Development Stage Enterprises." CASCommunications, Inc. is an inactive company. CASCommunications, Inc. did not generate any revenue in 2008 and is not expected to generate any revenue in 2009.

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

These consolidated financial statements reflect those of Datameg Corporation, American Marketing & Sales, Inc., NetSymphony Corporation, QoVox Corporation, and CASCommunications, Inc. In accordance with the Financial Accounting Standards Board (FASB) interpretation (FIN) 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

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

Revenue Recognition:

American Market & Sales, Inc.

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104, which requires recognition when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and payment is reasonably assured. The Company has determined that these criteria have been met upon shipment, and recognizes revenue at that point. Pursuant to SFAS No. 5, "Accounting for Contingencies," the Company has examined collection history, financial conditions of clients, and general economic conditions and determined that it is not necessary to set an allowance for doubtful accounts, which have historically not been significant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements:

In May 2008, FASB issued Statement on Financial Accounting Standards (SFAS) No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises." That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, "Accounting for Contingencies." This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

In March 2008, FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133." The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). This standard will not have current application to our financial statements.

DATAMEG CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently Issued Accounting Pronouncements (cont’d):

In December 2007, FASB issued a revision to Financial Accounting Standards No. 141 (revised 2007), "Business Combinations." The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will have application on our financial statements, as we are actively seeking acquisition candidates.

Segment Information:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. American Marketing and Sales, Inc. (AMS), is considered a separately reportable business segment that fulfills the ’Single Industry Dominance’ test, which eliminates the segment disclosure requirements if the segment accounts for 90% or more of combined revenue, reported profit, and assets. Thus, the revenues, profits, and assets reported in the consolidated financial statements are primarily those of AMS.

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

  $10,000.00 on or before December 15, 2008, ($7,500 unpaid)

  $10,000.00 on or before March 15, 2009, and ($10,000 unpaid)

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

	4,000,000	4,000,000

In May 2007, American Marketing and Sales, Inc. entered into a note payable with Flagship Bank of Leominster, MA for $400,000. The note accrues interest at prime less .75% (approximately 6.5%), carries monthly payments that annually total of $93,918, and matures in May 2012. The Company is current on its payments, so there was no accrued interest at December 31, 2008 or 2007. Future maturities as of December 31, 2008 are as follows:	278,721	360,527

Dec. 31,
	Payments	Principal	Interest
2009	86,092	69,224	16,868
2010	93,918	83,183	10,735
2011	93,918	88,754	5,164
2012	37,979	37,560	419
Totals	311,907	278,721	33,186

The July 2003 promissory note payable to a former consultant totaling $247,007 included in notes payable at December 31, 2007 has been reclassified to Judgments Payable at December 31, 2008 (see Note H).	-	247,007

Total notes payable	4,573,826	5,304,336
Less current portion	(364,329)	(956,877)

Total notes payable – long-term	$4,209,497	$4,347,459

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

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of EPS is based on SFAS No. 128, "Earnings Per Share." Although the Company generated a net income for the year ended December 31, 2008, the average exercise price of the options and warrants outstanding exceeded the average fair market value of the Company’s common stock during the year. Exercising these instruments would have an antidilutive effect. Thus, total options and warrants outstanding as of December 31, 2008 and 2007 of 35,400,000 and 66,723,704, respectively, are not included in the calculation of diluted EPS.

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

M. ACCOUNTS RECEIVABLE

NetSymphony and QoVox have no receivables due to absence of revenues. Accounts receivable for American Marketing and Sales, Inc. totaled $1,250,973 and $1,616,605 at December 31, 2008 and 2007, respectively. Pursuant to SFAS No. 5, "Accounting for Contingencies," the Company has examined collection history, financial conditions of clients, and general economic conditions and determined that it is not necessary to set an allowance for doubtful accounts, which have historically not been significant.

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

Q. SUBSEQUENT EVENTS

Material Definitive Agreement:

On March 18, 2009, the Company entered into a Stock Purchase Agreement and purchase money promissory note Assignment and Assumption Agreement incident to its proposed sale of its wholly owned subsidiary American Marketing and Sales, Inc. ("AMS") to an unrelated third party ("Buyer"). The sale is subject to the consent of a majority of the Company’s stockholders. Some of the Company’s principal shareholders ("Principal Shareholders) also hold a purchase money note ("Note") secured by all of the assets of AMS concerning an election to return the 15 million Datameg shares previously issued in the acquisition of AMS in December 2007, in favor of full payment of the purchase money note. As of December 31, 2008, the principal and interest due on the Note is approximately $5.4 Million, consisting of a promissory note issued in the December 2007 AMS acquisition with a face amount of $4 Million, and additional loans and accrued interest of approximately $1,418,000.

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

As a result of our December 31, 2008 audit, we have learned that our disclosure controls and procedures have failed to properly account for the provisions of SFAS 5 "Contingencies." These issues were not detected to allow timely decisions regarding their accounting and disclosure. Corrective action will be taken in the future to properly evaluate and disclose Company’s liabilities as required by SFAS 5. The Company will ensure that each liability is reviewed under SFAS 5, which will be accomplished by hiring a CFO and implementing further training of current personnel. Additional written policy guidance will also be adopted.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective.

As a result of our current audit, we learned that our internal controls over financial reporting failed to properly account for the provisions of SFAS 5, "Contingencies." Corrective action will be taken in the future to properly evaluate and disclose Company’s liabilities as required by SFAS 5. The Company will ensure that each liability is reviewed under SFAS 5, which will be accomplished by hiring a CFO and implementing further training of current personnel. Additional written policy guidance will also be adopted.

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
  All options are fully vested.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April 2009.

Datameg Corporation

BY:	/s/ James Murphy
James Murphy,
Chairman, President and Chief Executive Officer

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-K of Datameg Corporation for the twelve months ended December 31, 2008;

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

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	April 16, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Datameg Corporation, a Delaware corporation (the "Company"), on Form 10-K for the twelve months ending December 31, 2008, as filed with the Securities and Exchange Commission (the "Report"), I, James Murphy, Chairman and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	April 16, 2008

End of Filing