Form 10-Q
period 2009-03-31
DATAMEG CORP
filed 2009-05-20
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ]Yes [x] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  [ ]Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 415,636,087 and 415,146,087 shares of common stock issued and outstanding, respectively, as of May 20, 2009.   Of the issued shares, 490,000 were repurchased by the Company and are being held in treasury for reissuance in the future.

PART I - FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of Datameg Corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 17, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the quarter ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

INDEX

Datameg Corporation

Consolidated Financial Statements (unaudited)

For the Three Months Ended March 31, 2009 and 2008

CONTENTS
Consolidated Balance Sheets (unaudited)	3
Consolidated Statements of Operations (unaudited)	4
Consolidated Statements of Cash Flows (unaudited)	5 & 6
Notes to Consolidated Financial Statements (unaudited)	7

DATAMEG CORPORATION
Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 828,261	$ 398,978
Stock subscriptions receivable, current (Note I)	98,500	3,000
Accounts receivable, net	1,005,734	1,250,973
Inventory (Note C)	265,367	310,186
Prepaid expenses	10,800	9,540
Total Current Assets	2,208,662	1,972,677
PROPERTY AND EQUIPMENT - NET (Note M)	2,375,929	2,319,341
OTHER ASSETS (Note L)
Certificates of deposit – noncurrent	200,000	-
Investment in available-for-sale securities	26,000	-
Total Other Assets	226,000	-
TOTAL ASSETS	$ 4,810,591	$ 4,292,018
LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 3,125,755	$ 2,362,979
Due to related parties (Note D)	12,314	12,200
Judgments payable (Note H)	435,000	455,000
Notes payable, current portion (Note E)	4,343,333	364,329
Total Current Liabilities	7,916,402	3,194,508
NOTES PAYABLE - LONG-TERM PORTION (Note E)	209,497	4,209,497
TOTAL LIABILITIES	8,125,899	7,404,005
DEFICIT
STOCKHOLDERS' DEFICIT (Note I)
Common stock, $0.0001 par value; 493,000,000 shares authorized, 415,636,087 and 415,146,087 shares issued and outstanding, resp., Mar. 31, 2009; 409,696,087 and 409,206,087 shares issued and outstanding, resp., Dec. 31, 2008	41,564	40,970
Additional paid-in capital	33,508,687	33,360,781
Stock subscriptions receivable, long-term (Note F)	(105,000)	(105,000)
Services prepaid with stock (Note I)	-	(36,750)
Accumulated deficit	(36,684,780)	(36,296,209)
Total Stockholders' Deficit (before treasury stock)	(3,239,529)	(3,036,208)
Less: Treasury stock, cost of 490,000 shares, $.016 per share	(7,840)	(7,840)
Total Stockholders' Deficit	(3,247,369)	(3,044,048)
NONCONTROLLING INTEREST IN SUBSIDIARY	(67,939)	(67,939)
TOTAL DEFICIT	(3,315,308)	(3,111,987)
TOTAL LIABILITIES AND DEFICIT	$ 4,810,591	$ 4,292,018

See accompanying notes to the financial statements (unaudited).

DATAMEG CORPORATION
Consolidated Statements of Operations
(unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

NET SALES	$ 2,179,085	$ 1,926,142
COST OF SALES	(2,009,301)	(1,460,468)
GROSS MARGIN	169,784	465,674

OPERATING EXPENSES
General and administrative	437,287	660,865
Selling and marketing	53,133	55,933
Research and development	-	68,393
Total Operating Expenses	490,420	785,191

LOSS FROM OPERATIONS	(320,636)	(319,517)

OTHER INCOME (EXPENSES)
Interest expense	(69,018)	(100,166)
Settlement income	512	10,000
Write off of debt	-	4,000
Other income	571	810
Total Other Income (Expenses)	(67,935)	(85,356)

LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(388,571)	(404,873)

PROVISION FOR INCOME TAXES	-	-
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-

NET LOSS	$ (388,571)	$ (404,873)

BASIC AND DILUTED:
Net loss per common share	$ (0.00)	$ (0.00)

Weighted average shares outstanding	409,866,309	393,336,351

See accompanying notes to the financial statements (unaudited).

DATAMEG CORPORATION
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (388,571)	$ (404,873)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	175,361	142,751
Settlement income	-	(10,000)
Stock issued for consulting services	-	3,500
Debt write-off	-	(4,000)
Amortization of services prepaid with stock	36,750	-
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	245,239	477,182
Decrease in inventory	44,819	3,538
(Increase) in prepaid expenses	(1,260)	-
Decrease in deposits	-	7,218
Increase in accounts payable and accrued expenses	762,776	767,976
Increase in due to related parties	114	-
Net cash provided by operating activities	875,228	983,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(200,000)	-
Investment in available-for-sale securities	(26,000)	-
Purchases of fixed assets	(231,949)	(54,000)
Net Cash Used in Investing Activities	(457,949)	(54,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	50,000	50,000
Principal payments on notes payable	(20,996)	(28,025)
Proceeds from stock subscriptions receivable	3,000	-
Principal payments on judgments payable	(20,000)	-
Payment of dividends	-	(373,548)
Net Cash Provided by (Used in) Financing Activities	12,004	(351,573)

NET INCREASE IN CASH AND CASH EQUIVALENTS	429,283	577,719

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	398,978	49,086

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 828,261	$ 626,805

DATAMEG CORPORATION
Consolidated Statements of Cash Flows (CONT’D)
(unaudited)

For the Three Months
Ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$ 1,833	$ 6,623
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for stock subscriptions receivable	$ 98,500	$ -
Stock issued for satisfaction of debt	$ -	$ 41,625

See accompanying notes to the financial statements (unaudited).

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

NetSymphony focuses on becoming a provider of network assurance products and services. NetSymphony’s network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. NetSymphony has developed their Maestro System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. NetSymphony announced its first product sales in the first quarter of 2008, resulting in $3,520 gross revenues during 2008.  NetSymphony did not generate any revenues during the quarter ended March 31, 2009.

QoVox provides consulting service to NetSymphony on a work for hire basis. Any revenues generated by QoVox or expenses incurred by NetSymphony as a result of this arrangement will be eliminated in consolidation.  On August 1, 2008, QoVox licensed the use of certain residual software it developed to NetSymphony. During the quarters ended March 31, 2009 and 2008, QoVox did not generate any revenues.

CASCommunications had no recorded assets as of March 31, 2009 or December 31, 2008, and had a loss before minority interest of zero for the periods then ended due to the lack of activity. No consolidated assets are collateral for liabilities of CASCommunications. Datameg has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of March 31, 2009.

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

As of March 31, 2009, the Company had a total of five full time employees, one part-time employee, and two part time independent contractors or consultants. Of these, two individuals serve in administrative and senior management capacities.

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

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
March 31, 2009
(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $250,000 per financial institution. At March 31, 2009 and  December 31, 2008, the Company had no uninsured cash balances.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
March 31, 2009
(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Capital Structure:

SFAS No. 129, “Disclosure of Information about Capital Structure,” requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company’s voting common stock is comprised of 415,636,087 and 409,696,087 shares issued and outstanding, respectively, at March 31, 2009 and December 31, 2008, respectively, of which 490,000 shares were repurchased by the Company and are being held in treasury.  In April 2003, the Company amended its certificate of incorporation with the state of New York to increase the number of authorized shares of stock to 340,000,000 shares of common stock. In April 2005, the Company entered into an Agreement and Plan of Merger with Datameg Corp. NY setting forth the terms of our reincorporation from New York to Delaware. As part of the reincorporation the Company increased its authorized number of shares to 503,000,000, of which 10,000,000 are preferred shares and 493,000,000 are common shares. The Company also changed its par value from $0.01 to $0.0001 per share.

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

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
March 31, 2009
(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue Recognition (cont’d):

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

      Collection is Reasonably Assured. Due to a lack of customer history upon which a judgment could be made as to the collectibility of a particular receivable, revenue is currently recognized upon shipment assuming all other conditions of the sale have been met.

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

Advertising:

Advertising costs are charged to operations as incurred. For the quarters ended March 31, 2009 and 2008, there were only minimal advertising costs charged to operations.

Research and Development:

The Company expenses research and development costs as incurred.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
March 31, 2009
(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
March 31, 2009
(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Segment Information:

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. American Marketing and Sales, Inc. (AMS), is considered a separately reportable business segment that meets the ‘Single Industry Dominance’ test, which eliminates the segment disclosure requirements if the segment accounts for 90% or more of the combined revenue, reported profit, and assets.  Thus, the revenues, profits, and assets reported in the consolidated financial statements are primarily those of AMS.

C. INVENTORY

AMS produces caterware for the food service industry via an intense heat injection molding process using Polystyrene/Polypropylene recycled resins.  The raw materials and finished goods are produced and held by two third-party manufacturing plants, from where they are shipped to customers across the nation.  AMS does not enter into long-term contracts and generally experiences a high inventory turnover ratio while maintaining minimal quantities on-hand in the warehouses.  QoVox’s and NetSymphony’s inventory consists of various components of its network assurance telecommunications system held for specific sale-on-approval contracts.  Inventory at March 31, 2009 and December 31, 2008 was as follows:

	March 31,	December 31,
	2009	2008
AMS
Raw Materials	$ 4,560	$ 88,635
Work in Progress	176,309	178,423
Finished Goods	57,033	17,163
QoVox
Raw Materials	927	927
Finished Goods	25,684	25,038
NetSymphony
Finished Goods	854	-
Total	$ 265,367	$ 310,186

D. RELATED PARTY TRANSACTIONS

At December 31, 2008, the Company was indebted to officers and stockholders in the amount of $12,200 for advances received and expenses incurred on behalf of the Company.  During 2009, The Company received another $114 advance, resulting in a balance of $12,314 at March 31, 2009. This is exclusive of amounts included in accrued compensation.  Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
March 31, 2009
(unaudited)

E. NOTES PAYABLE

Principal balance
March 31, 2009	December 31, 2008
On July 21, 2006, the Company signed a settlement and mutual release and promissory note with former counsel, whereby the Company was required to pay the principal sum of $155,000 in past-due fees and other costs, plus 6% interest.  The Company was current on its payments through November 2008, but did not make the full December 15, 2008 payment pursuant to the payment schedule, and is currently in default.  The Company has made $87,500 in principal payments, and the remaining $67,500 principal is payable as follows:

• $10,000 on or before December 15, 2008,  ($7,500 unpaid)
• $10,000 on or before March 15, 2009, and ($10,000 unpaid)
• $50,000 plus all accrued and unpaid interest on or before June 15, 2009.

Accrued interest on the note totaled $17,506 and $16,881 at March 31, 2009 and December 31, 2008, respectively, and is included in accounts payable and accrued liabilities.   Interest expense of
67,500	67,500

On July 1, 2008, the Company’s QoVox subsidiary entered into a promissory note with one of its consultants for $230,605, which represents past-due fees previously included in accounts payable.  Payment terms stated therein require monthly installments of $1,000 paid to the consultant the last day of each month commencing July 31, 2008 through December 31, 2008; $2,000 per month January through September 2009; and $3,000 per month thereafter until the remaining balance is paid.  The Company made $3,000 in principal payments during 2008, and $1,000 during the quarter ended March 31, 2008, resulting in payable balances of $226,605 and $227,605 at March 31, 2009 and 2008, respectively.  The Company is currently in default, so the principal balance has been reflected as a current liability in accordance with the promissory note terms.   Interest at 8% resulted in accrued interest of $13,703 and $9,171 at March 31, 2009 and December 31, 2008, respectively, which is included in accounts payable and accrued expenses.  Interest expense of $4,532 and $0 was recorded during the three months ended March 31, 2009 and 2008.
226,605	227,605

As part of the purchase of American Marketing and Sales, Inc., (AMS), the Company entered into a $4 million note secured by the assets and stock of AMS and payable to the former stockholders of AMS. The note provides for increases to principal for loans made by AMS to Datameg or its subsidiaries up to $500,000. To raise the cap on additional loans up to $1 million from AMS, Datameg entered into a stock pledge agreement with the former stockholders, pledging its stock in NetSymphony.  At the time of the pledge agreement, NetSymphony assets were valued at $0. The note accrues interest at 6% and the entire note balance, including accrued interest, is due and payable on December 7, 2009.  Accrued interest totaled $300,000 and $240,000 at March 31, 2009 and December 31, 2008, respectively, and is included in accounts payable and accrued expenses.  Interest expense of $60,000 was recorded for each of the three months ended March 31, 2009 and 2008.
4,000,000	4,000,000

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
March 31, 2009
(unaudited)

E. NOTES PAYABLE (CONT’D)

	Principal balance
	March 31, 2009	December 31, 2008
In May 2007, American Marketing and Sales, Inc. entered into a note payable with Flagship Bank of Leominster, MA for $400,000. The note accrues interest at prime less .75% (approximately 6.5%), carries monthly payments that annually total of $93,918, and matures in May 2012. The Company is current on its payments, so there was no accrued interest at March 31, 2009 or December 31, 2008. Interest expense of $1,833 and $6,623 was recorded during the three months ended March 31, 2009 and 2008, respectively. Future maturities are payable during the fiscal years ended December 31st as follows:	258,725	278,721

Dec. 31,	Payments	Principal	Interest
2009	64,263	49,228	15,035
2010	93,918	83,183	10,735
2011	93,918	88,754	5,164
2012	37,979	37,560	419
Totals	290,078	258,725	31,353

Total notes payable	4,552,830	4,573,826
Less current portion (A)	(4,343,333)	(364,329)
Total notes payable – long-term (A)	$ 209,497	$4,209,497
(A)  At December 31, 2008, all debt is current except for the long-term portion of the Flagship Bank note and the note payable to former AMS shareholders.  At March 31, 2009, the Flagship note is the only note with a long-term portion, as the note payable to former AMS shareholders is due on December 7, 2009 and is therefore reported as current.

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

The Company is convinced of the merits of its claim against the investor and intends to institute a legal action to vindicate that claim in 2009. The Company has retained Massachusetts litigation counsel. Given the uncertainties inherent in litigation, the Company took a charge of $105,000 (25%) against the receivable in the fourth quarter of 2006, another charge of $105,056 in the fourth quarter of 2007, and a third charge of $105,000 during the fourth quarter of 2008, resulting in a $105,000 balance at March 31, 2008 and December 31, 2008.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
March 31, 2009
(unaudited)

G. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted loss per share calculations for the periods presented:

	Three Months Ended March 31,
	2009	2008
Net Loss (numerator)	$ (388,571)	$ (404,873)
Weighted Average Shares (denominator)	409,866,309	393,336,351
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of loss per share is based on SFAS No. 128, “Earnings Per Share.”  At March 31, 2009, the Company had 35,400,000 options and warrants outstanding, and 10,000,000 contingent shares held in escrow (Note H).  Exercising the warrants and options and issuing the contingent shares would have an antidilutive effect for existing shareholders.  These shares are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.

H.  JUDGMENTS PAYABLE

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through September 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and had a stated an interest rate of 18% per annum, which had been accrued since the note’s inception.  No significant payments had been made on the note, and on September 25, 2007, the note holder filed suit, seeking to have a judgment rendered against the Company for all amounts claimed due. On June 23, 2008, the court entered judgment for the full principal and interest on the promissory note.  On August 15, 2008, the parties entered into a settlement agreement requiring the Company to pay the plaintiff in full settlement of this case, the sum of $555,000 pursuant to the following schedule:

Number	Amount	Due
1	$ 100,000	9/18/2008
2	65,000	1/6/2009
3	65,000	4/6/2009
4	65,000	7/7/2009
5	65,000	10/6/2009
6	65,000	1/7/2010
7	65,000	4/6/2010
8	65,000	7/7/2010
	555,000
Payment	(100,000)
Bal, 12/31/08	$ 455,000
Payment	(20,000)
Bal, 3/31/09	$ 435,000

The principal and interest on the settlement date totaling $469,449 were reclassified from accounts and notes payable to judgments payable, and an additional $85,551 was accrued to record the full settlement amount.  After making an initial payment of $100,000, the Company defaulted on the January 2009 payment. Although the Company made an additional $20,000 payment in February 2009, negotiations ensued and the Company and plaintiff entered into a second settlement agreement wherein plaintiff will accept 10 million Datameg common shares as payment of the judgment if certain events are concluded on or before June 1, 2009 (Note K).  The shares were issued to an escrow account on March 25, 2009.  If the aforementioned events fail to occur, the second settlement is void and the 10 million shares in escrow will be returned to the Company for cancellation.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
March 31, 2009
(unaudited)

I.	STOCKHOLDERS’ EQUITY

In March 2008, the Company issued 5,940,000 shares of common stock at $.025 per share for total cash of $148,500.  Of this amount, $50,000 was received upon issuance and $98,500 was received in April 2009, resulting in a current asset stock subscription receivable at March 31, 2009.  Stock subscriptions receivable of $3,000 at December 31, 2008 were also collected in March 2009.

In November 2008, the Company issues 3,750,000 shares to a consultant representing $36,750 in services to be rendered during the three months ended March 31, 2009.  This amount was amortized during the quarter, resulting in a $0 balance at March 31, 2009.

J. GOING CONCERN, OPERATING LOSS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained substantial costs in implementing its action plan. In addition, the Company used substantial amounts of working capital in funding these costs. At March 31, 2009 and December 31, 2008, current liabilities exceeded current assets by $5,481,740 and $1,221,831, respectively. The Company is seeking to raise additional capital and develop partnerships and cooperative agreements. In view of these matters, the ability of the Company to continue as a going concern is dependent upon the Company’s ability to achieve its business objectives and the success of its future operations.

K. SUBSEQUENT EVENTS

Material Definitive Agreements:

Blue Earth Solutions, Inc.:

On March 18, 2009, the Company entered into a stock purchase agreement and purchase money promissory note Assignment and Assumption Agreement incident to its proposed sale of its wholly owned subsidiary American Marketing & Sales, Inc. (AMS), to Blue Earth Solutions, Inc., a Nevada corporation ("Buyer"). The sale is subject to the consent of a majority of the Company’s shareholders that is expected to conclude in mid-June 2009.

Several Principal Shareholders, who are the former owners of all American Marketing shares, currently hold 15 million Datameg shares in escrow from their sale of AMS to Datameg in December 2007. These Principal Shareholders also hold a purchase money note ("Note") secured by all of the assets of AMS concerning an election to return the 15 million Datameg shares in favor of full payment of the purchase money note. As of December 31, 2008, the principal and interest due on the Note was approximately $5.4 Million consisting of a Note face amount of $4 Million and additional loans and accrued interest of approximately $1,418,000.

Among other terms, Datameg (or its shareholders of record) shall receive 1 million (restricted with piggy-back registration rights) common shares of the Buyer’s shares in exchange for the transfer of AMS shares to the Buyer. Datameg shall deliver to the Principal Shareholders from escrow 15 million Datameg common shares in exchange for (1) a complete release of Datameg and its directors and officers, etc. from further liability upon the Note and otherwise (2) the Principal Shareholders’ written consent to the assumption of the Note by Blue Earth (3) Blue Earths’ written assumption of the Note and (4) the Principal Shareholders’ and the Buyer’s agreement to extend the term of the Note for one year.

During the term of the extended Note, certain Principal Shareholders shall have the right to convert the principal and interest then due into the Buyer’s (restricted with piggy-back registration rights) common shares at the price of $6 per share.  For their assumption of the additional loans from AMS on the Note, the Buyer shall be issued 50 Million unregistered Datameg common shares at the closing.  The Principal Shareholders shall release their security interest in NetSymphony Corporation stock and return the stock certificate to Datameg.  In consideration of their aforementioned acts and consents, the Buyer shall deliver to the Principal Shareholders 400,000 (restricted with piggy-back registration rights) shares of the Buyer’s common stock.

DATAMEG CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
March 31, 2009
(unaudited)

K. SUBSEQUENT EVENTS (CONT’D)

Natural Blue Resources, Inc.:

On April 14, 2009, the Company entered into a Share Exchange Agreement to acquire Natural Blue Resources, Inc. (“NBR”), a Nevada corporation. The acquisition is subject to the consent of a majority of Datameg’s shareholders and to the consent of each of NBR’s shareholders that is expected to conclude in mid-June 2009. The purchase of NBR will be made pursuant to a Share Exchange Agreement resulting in a change of control. The Share Exchange Agreement contains, among other things, representations and warranties of the aforementioned Parties and covenants of the Companies. Among other terms, shareholders of NBR shall transfer all of NBR's issued and outstanding shares of capital stock ("Shares") to Datameg and such Shares shall be converted into and exchanged for shares of Datameg's common stock, equaling upon completion of this share exchange ninety percent (90%) of the issued and outstanding capital stock of Datameg. To effect this Agreement, Datameg’s current shareholders must consent to a 100 to 1 reverse stock split reducing Datameg’s outstanding shares to approximately 4.9 million common shares pre-closing and to approximately 49 million shares after the Share Exchange.

L.  OTHER ASSETS

During the quarter, the Company purchased $26,000 in municipal bonds that yield 5.5% interest and mature on July 1, 2010.  The Company has not determined yet whether it will hold the bonds to maturity, and has therefore classified them as available-for-sale securities.  No material fluctuation in fair market value was noted on the bonds, so no unrealized holding gains or losses have been recorded in other accumulated comprehensive income.

During the quarter, the Company also purchased $200,000 in long-term certificates of deposits (CD’s).  One $100,000 CD yields interest of 1.85% and matures on July 27, 2010, while the other CD yields interest of 2.1% and matures on October 25, 2010.

M.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
Equipment	$ 81,220	$ 81,220
Furniture	13,806	13,806
Automobiles	78,424	66,682
Capital Leases	35,100	35,100
Tooling Molds	3,239,819	3,019,612
Total property and equipment	3,448,369	3,216,420
Less: accumulated depreciation	(1,072,440)	(897,079)
Property and equipment, net	$ 2,375,929	$ 2,319,341

 Depreciation expense totaled $175,361 and $142,751 for the three months ended March 31, 2009 and 2008, respectively, of which $170,054 and $138,430, respectively, is attributable to the tooling molds used in production and has therefore been reported with cost of goods sold on the statement of operations.

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

PLAN OF OPERATION

THE GREEN LINE

American Marketing and Sales, Inc., located in Leominster, Massachusetts, has successfully developed and introduced an extensive line of environment-friendly, injection-molded Green Line food-packaging/caterware products and has received orders or commitments to purchase the new Green Line of products from U.S. Foodservice, Madison Square Garden, Whole Foods, Le Pain Quotidien restaurants, Finagle A Bagel, the U.S. House of Representatives purchasing office in Washington, D.C., and several schools and colleges including the University of Massachusetts. The new Green Line products consist of 25 items including various sizes of trays, party platters, and serving bowls with lids.  These non-toxic products qualify for the Green label inasmuch as they are manufactured from FDA-approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. American Marketing and Sales, Inc. is one of the first manufacturers in the industry to introduce injection-molded caterware and food service products worthy of the prestigious “Recycled” logo mark.  On March 11, 2008, American Marketing and Sales, Inc. entered into a binding term sheet to acquire one-third of the outstanding shares and 50% of the voting rights in one of American Marketing and Sales, Inc.’s primary manufacturers, JAM Plastics, also located in Leominster.  As of April 16, 2009, the agreement had not yet closed and no stock had been exchanged.

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

Our goal is to be the leading supplier of active voice quality test systems. Thus, we have an immediate business focus on expanding our relationships with our customer base through value-added services while developing a new platform to increase revenue through systems sales. There are three important elements to achieve this:

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

Although we commenced sales of the Maestro System in the first quarter of 2008, only $3,520 of revenues were recognized during 2008, and $0 thus far during 2009.

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

Liquidity and Capital Resources

Absent the sale of American Marketing and the change of control with Natural Blue Resources, Inc., current cash on hand and projected cash on hand is not adequate to execute our plan of operation for NetSymphony’s or QoVox's operations. American Marketing is unlikely to make additional loans to support their operation. Given the losses incurred to date and the lack of substantial revenue generated, we have little or no access to conventional debt markets.  Funding to support both short and midterm requirements for product development and launch may be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from customer revenue in the future. Until the Company’s products generate significant revenue from a customer, future cash flows cannot be meaningfully projected.

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

 RESULTS OF OPERATIONS

For the quarter ended March 31 2009, the Company incurred a net loss from operations of $320,636 compared with a loss from operation of $319,517 for the quarter ended March 31, 2008.  We recognized an overall net income of $388,571 for the quarter ended March 31, 2009, as compared to an overall net loss of $404,873 for the quarter ended March 31, 2008.  Cash on hand was $1,054,261 as of March 31, 2009 compared with $398,978 as of December  31, 2008. Our gross revenues increased from $1,926,142 for the quarter ended March 31, 2008 to $2,179,085, which is attributable to continued and growing profitability of American Marketing and Sales on an entity level, which continues to expand its customer base as to its Green Line caterware and office products.  Gross margin decreased from $465,674 for the quarter ended March 31, 2008 to $169,784 for the quarter ended March 31, 2009.  This is due primarily to a current quarter increase in cost of goods sold attributable to the higher cost of manufacturing GreenLine products from recycled materials.  On the expense side, the Company has diligently pruned its expenses and settled many outstanding liabilities.  NetSymphony and QoVox continue to struggle with product development, particularly in the current financial climate.  All potential customers have delayed trials of the NetSymphony’s Maestro VoIP testing system and it is not expected that serious trials by any potential customer will begin earlier than the third quarter of 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to December 31, 2007 and prior to the acquisition of American Marketing and Sales, Inc., we generated approximately $135,000 in total revenue and accumulated a net loss of approximately $37 million. These losses were principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets.   American Marketing and Sales, Inc. generated approximately $2 Million in revenues during each of the quarters ended March 31, 2009 and 2008, but NetSymphony generated only minimal revenues during the quarter ended March 31, 2008,  and none during the current quarter.

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

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s management, consisting of our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based upon this evaluation, our Chief Executive Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As a result of our December 31, 2008 audit, we have learned that our disclosure controls and procedures have failed to properly account for the provisions of SFAS 5 “Contingencies.” These issues were not detected to allow timely decisions regarding their accounting and disclosure.  Corrective action will be taken in the future to properly evaluate and disclose Company’s liabilities as required by SFAS 5.   The Company will ensure that each liability is reviewed under SFAS 5, which will be accomplished by hiring a CFO and implementing further training of current personnel.  Additional written policy guidance will also be adopted.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that, as of March 31, 2009, the Company’s internal control over financial reporting was not effective.

As a result of our December 31, 2008 audit, we learned that our internal controls over financial reporting failed to properly account for the provisions of SFAS 5, “Contingencies.” Corrective action will be taken in the future to properly evaluate and disclose Company’s liabilities as required by SFAS 5.   The Company will ensure that each liability is reviewed under SFAS 5, which will be accomplished by hiring a CFO and implementing further training of current personnel.  Additional written policy guidance will also be adopted.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter ended March 31, 2009 and our year ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 14, 2007, QoVox was sued in the General District Court of Justice for $7,200 by Joseph L. Turgeon, a past consultant, concerning consulting fees alleged to be owed from March 2004. On March 26, 2009, Mr. Turgeon obtained a writ of execution in the amount of $9,224.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through September 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the note’s inception.  No significant payments had been made on the note, and on September 25, 2007, the note holder filed suit, seeking to have a judgment rendered against the Company for all amounts claimed due. On June 23, 2008, the court entered an order for judgment for the full principal and interest on the promissory note.  On August 15, 2008, the parties entered into a settlement agreement before entry of a final judgment requiring the Company to pay the plaintiff in full settlement of this case, the sum of $555,000. After making an initial payment of $100,000 under the settlement, the Company defaulted and on February 18, 2009, the court entered final judgment for plaintiff in the amount of $457,927. Additional negotiations ensued and the Company and plaintiff entered into a second settlement agreement wherein plaintiff will accept (in escrow) 10 million Datameg common shares as payment of the judgment if the sale of American Marketing and the change of control of Datameg are concluded on or before June 1, 2009.  If not, the second settlement is void and the 10 million shares in escrow are to be returned.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s unregistered sale of equity securities during the reporting period was as follows:

Purchased	Investor	Amount	Share Price	Number of Shares

3/18/2009	John Boniface	$50,000	0.025	2,000,000
3/20/2009	John Boniface	$62,500	0.025	2,500,000
3/20/2009	Cathy Pavlas	$20,000	0.025	800,000
3/23/2009	Constantine Theodoropulos	$16,000	0.025	640,000

The proceeds from these sales were used to fund Company operations and reporting obligations and to make additional loans to Company subsidiaries to support their operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 19, 2009, the Company filed a definitive proxy statement with the SEC.  The proxy statement includes a cover letter reproduced here.

DATAMEG CORPORATION
2150 South 1300 East, Suite 500
Salt Lake City, UT 84106
May 18, 2009

Dear Shareholder:

The Board of Directors of Datameg Corporation (the "Company") has approved entry into two material transactions and the Company has entered into those transactions. First, the Company, as the seller, entered into a Stock Purchase Agreement and purchase money promissory note Assignment and Assumption Agreement incident to its proposed sale of its wholly owned subsidiary American Marketing & Sales, Inc. (“American Marketing”), a Massachusetts corporation to Blue Earth Solutions, Inc. (“Blue Earth”), a Nevada corporation. Second, the Company entered into a Share Exchange Agreement to acquire Natural Blue Resources, Inc. (“NBR”), a Nevada corporation.

The Board's action to sell American Marketing is subject to the consent by a majority of the Company's shares because American Marketing represents a majority of the Company’s assets.

The Board’s action to acquire NBR is subject to the consent by a majority interest of the Company’s shareholders because the transaction calls for a 1 for 100  reverse stock split and a change of control. The shareholders of NBR are to transfer all of NBR's issued and outstanding shares of capital stock ("Shares") to the Company and such Shares are to be converted into and exchanged for shares of the Company's common stock, equaling upon completion of this share exchange ninety percent (90%) of the issued and outstanding capital stock of the Company. A majority in interest of the Company current shareholders must consent to the 1 for 100 reverse stock split reducing the Company’s outstanding shares to approximately 4.9 million common shares pre-closing and to approximately 49 million shares after the closing of the Share Exchange. Subject to the closing of the acquisition of NBR, the Board is also seeking the consent by a majority of the Company’s shares to amend the Certificate of Incorporation to change the name of the Company to Natural Blue Resources, Inc.

The Board of Directors considers the sale of American Marketing and acquisition of NBR to be necessary for the Company to adequately pursue shareholder value. We urge you to read the accompanying written consent solicitation carefully, as it contains a detailed explanation of the proposed transactions and amendments and the reasons for the proposed transactions and amendments. The Board of Directors believes the proposed sale of American Marketing and acquisition of NBR to be in the best interest of the Company and its shareholders.

Please complete, date and sign the enclosed written consent solicitation and return it promptly in the enclosed envelope on or before June 18, 2009 to ensure that your vote is counted with respect to the proposed amendments to the Company's Articles of Incorporation and Bylaws.

Sincerely,

/s/ James Murphy

James Murphy, Chief Executive Officer
and Chairman of the Board

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit
No.	Description

2.10	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.10	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

3.20	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

5.10	Opinion of Duane Morris LLP as to legality of securities being registered.

10.10	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)

10.20	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, noteholder, amount and conversion price.(2)

10.30	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)

10.40	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)

10.50	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)

10.60	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)

10.70	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)

10.80	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)

10.90	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)

10.10	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)

10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)

10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)

10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)

10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)

10.18	Stock Lock-up Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)

10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)

10.20	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)

10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)

10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)

10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)

10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)

10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)

10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)

10.29	Resignation by William J. Mortimer as General Manager of QoVox, Inc.(11)

10.30	Appointment of James Murphy as its Chief Executive Officer, President and Chairman of the Board of Directors.(12)

10.31	Appointment of Lehman Bros. Managing Director John T. Grady Jr. to Board of Directors.(13)

10.32	Appointment of Bob Nelson as Vice President, Worldwide Sales, for QoVox.(14)

10.33	Appointment of Michael West as Senior Vice President, National Accounts, for QoVox.(15)

10.34	Benson And Gordon Compensation Amendments.(16)

10.35	Director Mark P. McGrath resignation. (17)

10.36	Investment banker Byron J. Collier appointed to the Advisory Board (18)

10.37	Director William J. Mortimer receives 2 million Datameg common shares, returns 10 million under RSA (19)

10.38	Benson Amendment And Utah Move (20)

10.39	Former Director and Chief Executive Mark P. McGrath canceled his option agreement for 10 million shares. (21)

10.40	Changes in Registrant’s Certifying Accountant (22)

10.41	QoVox received its 4th purchase order from the Time Warner Cable Raleigh Division. (23)

10.42	Patrick J. Glennon was appointed to the Company’s advisory board. (24)

10.43	Dr. Jim DeCoste was appointed to the Company’s advisory board. (25)

10.44	Ragusa consulting services retained as Chief Marketing Officer for QoVox.(26)

10.45	FeatureTel enters 60 day trial of QoVox product. (27)

10.46	Lingle and Stewart become President and Chief Techology Officer of QoVox. (28)

10.47	Shireman becomes VP Sales of QoVox. (29)

10.48	Non-Reliance on Previously Filed Audited Report (30)

10.49	Amendment to Notice of Non-Reliance on Previously Filed Audited Report (31)

10.50	Entry into a Material Definitive Agreement to Acquire Computer Ctr.Com, Inc.(32)

10.51	Appointment of Winthrop Sargent as contracted Vice President of Finance. (33)

10.52	Announcement of acquisition of American Marketing & Sales, Inc. (34)

10.53	Announcement of completion of field audits for American Marketing & Sales, Inc. and Computer Center.Com (35)

10.54	Announcement of closing of American Marketing & Sales, Inc. acquisition (36)

10.55	Announcement of American Marketing & Sales, Inc. financial statements (37)

10.56	Announcement of Commencement of Maestro Product Sales by NetSymphony (38)

10.57	Announcement of First Sale by NetSymphony of Maestro product sales. (39)

10.58	Announcement by American Marketing & Sales, Inc. of stake in JAM Plastics. (40)

10.59	Announcement by NetSymphony of Sales Agent Agreement with Acorn Technologies (41)

10.60	Announcement by American Marketing & Sales, Inc (AMS) of Greenline Products (42)

10.61	AMS announces two new distributors for caterware (43)

10.62	AMS books $555,000 and test order (44)

10.63	AMS announces Balducci's as new customer (45)

10.64	AMS announces Madison Square Garden as new customer (46)

10.65	Datameg announced resignation of Director John Grady (47)

10.66	NetSymphony announces significant customer test (48)

10.67	Datameg announces marketing contract with Mirielle Abi Nader agency (49)

10.68	Datameg announces election of Director Gerald Bellis (50)

10.69	American Marketing announces Green Plastics Web Site (51)

10.70	American Market announces new customer Le Pain Quotidien (52)

10.71	American Market announces new customer U.S. Food Service (53)

10.72	American Market announces new customer Finagle a Bagel (54)

10.73	Datameg announces entry into material agreement to sell American Marketing (55)

10.74	Datameg announces entry into material agreement with Natural Blue Resources, Inc. (56)

21.10	Subsidiaries of the Registrant.(3)

99.10	Exhibit of Unregistered Sales of Securities.(7)

99.20	Press Release dated September 1, 2005.(3)

Footnotes to Exhibits
(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on June 14, 2004.
(3)	Incorporated by reference to the Form SB-2 filed by Datameg Corporation on September 1, 2005.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg NY on November 26, 2004.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB filed by Datameg NY on April 14, 2004.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB/A filed by Datameg NY on April 20, 2005.
(7)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg Corporation on August 29, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 22, 2005.
(9)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on February 27, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 14, 2005.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 17, 2006.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 23, 2006.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 1, 2006.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 14, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2006.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 7, 2006.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 12, 2006.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 14, 2006.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 31, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 4, 2006
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 7, 2006
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 5, 2006
(24)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 19, 2006
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 26, 2006
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on November 17, 2006
(27)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 20, 2006
(28)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2007
(29)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 15, 2007
(30)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 18, 2007
(31)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 24, 2007
(32)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 14, 2007
(33)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 8, 2007
(34)	Incorporated by reference to the Current Report on Form 8-Kfiled by Datameg Corporation on August 17, 2007
(35)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on October 31, 2007
(36)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 13, 2007
(37)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2008
(38)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 21, 2008
(39)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 5, 2008
(40)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 12, 2008
(41)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 19, 2008
(42)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 26, 2008
(43)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 16, 2008
(44)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 23, 2008
(45)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 1, 2008
(46)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 2, 2008
(47)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 29, 2008
(48)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 3, 2008
(49)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 9, 2008
(50)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 15, 2008
(51)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 31, 2008
(52)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 20, 2009
(53)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 6, 2009
(54)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 6, 2009
(55)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 2, 2009
(56)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2009

(*)	Management contract or compensatory plan.

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

DATAMEG CORPORATION

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	May 20, 2008