Form 10-Q
period 2009-06-30
NATURAL BLUE RESOURCES, INC.
filed 2009-08-19
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 333-128060

NATURAL BLUE RESOURCES, INC.

(formerly Datameg Corporation)

(Exact name of registrant as specified in its charter)

Delaware	13-3134389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
2150 South 1300 East, Suite 500, Salt Lake City, UT	84106
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (866) 739-3945

Indicate by check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (𨵀.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]Yes [x] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 4,968,860 and 4,963,960 shares of common stock issued and outstanding, respectively, as of August 19, 2009. Of the issued shares, 4,900 were repurchased by the Company and are being held in treasury for reissuance in the future.

PART I - FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of Natural Blue Resources, Inc. (formerly Datameg Corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on April 17, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the quarter ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

INDEX

Natural Blue Resources, Inc.

(formerly Datameg Corporation)

Consolidated Financial Statements (unaudited)

For the Three and Six Months Ended June 30, 2009 and 2008

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)
Consolidated Balance Sheets
	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 160,030	$ 398,978
Stock subscriptions receivable, current (Note I)	-	3,000
Accounts receivable, net	28,325	1,250,973
Inventory (Note C)	27,465	310,186
Prepaid expenses	-	9,540
Total Current Assets	215,820	1,972,677
PROPERTY AND EQUIPMENT - NET (Note M)	2,603	2,319,341
OTHER ASSETS
Investment in available-for-sale securities (Note K)	450,000	-
TOTAL ASSETS	$ 668,423	$ 4,292,018
LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 611,363	$ 2,362,979
Due to related parties (Note D)	6,850	12,200
Dividends payable (Note K)	450,000	-
Judgments payable (Note H)	-	455,000
Notes payable, current portion (Note E)	226,605	364,329
Total Current Liabilities	1,294,818	3,194,508
NOTES PAYABLE - LONG-TERM PORTION (Note E)	-	4,209,497
TOTAL LIABILITIES	1,294,818	7,404,005
STOCKHOLDERS‘DEFICIT (Note I)
Common stock, $0.0001 par value; 493,000,000 shares authorized, 4,968,860 and 4,963,960 shares issued and outstanding, resp., with 4,900 in treasury June 30, 2009; 4,092,061 and 4,096,961shares issued and outstanding, resp., with 4,900 in treasury , Dec. 31, 2008	496	410
Additional paid-in capital	38,192,632	33,401,341
Stock subscriptions receivable, long-term (Note F)	(105,000)	(105,000)
Services prepaid with stock (Note I)	-	(36,750)
Accumulated deficit	(38,638,744)	(36,296,209)
Total Stockholders‘Deficit (before treasury stock)	(550,616)	(3,036,208)
Less: Treasury stock, cost of 490,000 shares, $.016 per share	(7,840)	(7,840)
Total Stockholders‘Deficit	(558,456)	(3,044,048)
NONCONTROLLING INTEREST IN SUBSIDIARY	(67,939)	(67,939)
TOTAL DEFICIT	(626,395)	(3,111,987)
TOTAL LIABILITIES AND DEFICIT	$ 668,423	$ 4,292,018

See accompanying notes to the financial statements (unaudited).

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)
Consolidated Statements of Operations
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
NET SALES	$ 140	$ 3,250	$ 35,918	$ 3,250
COST OF SALES	-	(250)	-	(250)
GROSS MARGIN	140	3,000	35,918	3,000
OPERATING EXPENSES
General and administrative	505,406	1,005,090	797,265	1,351,348
Selling and marketing	1,448	17,447	2,309	28,784
Research and development	25,352	-	25,352	68,393
Total Operating Expenses	532,206	1,022,537	824,926	1,448,525
LOSS FROM OPERATIONS	(532,066)	(1,019,537)	(789,008)	(1,445,525)
OTHER INCOME (EXPENSES)
Interest expense	(53,958)	(94,802)	(121,143)	(189,616)
Settlement income	190,524	-	190,524	-
Write off of debt	-	4,000	-	8,000
Other income	1,566	37,342	2,649	48,152
Total Other Income (Expenses)	138,132	(53,460)	72,030	(133,464)
LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(393,934)	(1,072,997)	(716,978)	(1,578,989)
Provision for income taxes	-	-	-	-
Loss attributable to non-controlling interest	-	-	-	-
NET LOSS BEFORE DISCONTINUED OPERATIONS	(393,934)	(1,072,997)	(716,978)	(1,578,989)
DISCONTINUED OPERATIONS
Net income from discontinued operations	237,199	284,277	171,672	385,396
Loss on sale of subsidiary	(1,347,229)	-	(1,347,229)	-
NET LOSS FROM DISCONTINUED OPERATIONS	(1,110,030)	284,277	(1,175,557)	385,396
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$ (1,503,964)	$ (788,720)	$ (1,892,535)	$ (1,193,593)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net loss per share, continuing operations	$ (0.09)	$ (0.27)	$ (0.17)	$ (0.40)
Net earnings (loss) per share, discontinued operations	(0.24)	0.07	(0.27)	0.10
Total net loss per share	$ (0.33)	$ (.20)	$ (0.44)	$ (0.30)
Weighted average common shares outstanding	4,573,461	3,991,399	4,342,661	3,962,381

See accompanying notes to the financial statements (unaudited).

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,892,535)	$ (1,193,593)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	607,559	274,362
Settlement income	(190,524)	(10,000)
Stock issued for services	242,050	142,875
Stock option vesting expense	-	60,000
Debt write-off	-	(8,000)
Loss on sale of subsidiary	1,347,229	-
Amortization of services prepaid with stock	36,750	-
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	89,533	283,814
Decrease in inventory	90,601	34,266
(Increase) decrease in prepaid expenses	2,340	(9,540)
Decrease in deposits	-	7,218
Increase in accounts payable and accrued expenses	707,351	1,130,387
Increase (decrease) in judgments payable	(20,000)	468,433
Decrease in due to related parties	(5,350)	-
Net cash provided by operating activities	1,015,004	1,180,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash relinquished in sale of subsidiary	(688,821)	-
Purchase of long-term certificates of deposit	(200,000)	-
Purchase of investment in available-for-sale securities	(26,000)	-
Purchases of fixed assets	(399,460)	(143,436)
Net Cash Used in Investing Activities	(1,314,281)	(143,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	148,500	65,000
Principal payments on notes payable	(91,171)	(56,619)
Proceeds from stock subscriptions receivable	3,000	-
Payment of dividends	-	(373,548)
Net Cash Provided by (Used in) Financing Activities	60,329	(365,167)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(238,948)	671,619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	398,978	49,086
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 160,030	$ 720,705

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)
Consolidated Statements of Cash Flows (CONT’D)
(unaudited)

For the Six Months
Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$ 16,243	$ 9,340
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt	$ 1,179,102	$ -
Stock issued for satisfaction of debt	$ 407,725	$ 9,750
Conversion of accounts payable to notes payable	$ -	$ 230,605

See accompanying notes to the financial statements (unaudited).

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

(unaudited)

A. BASIS OF PRESENTATION AND ORGANIZATION

Natural Blue Resources, Inc. (formerly Datameg Corporation) (the Company) has three subsidiaries: NetSymphony Corporation and QoVox Corporation, North Carolina corporations that the Company wholly owns; and CASCommunications, Inc., a Florida corporation, of which the Company owns 40%. On June 30, 2009, American Marketing & Sales, Inc., of which the Company acquired 100% ownership in December 2007, was sold under terms more fully disclosed in Note K. The primary business of American Marketing and Sales, Inc. was marketing and selling food service products and caterware. NetSymphony Corporation was incorporated on March 29, 2007 to take advantage of software-driven network assurance products and services, and its planning and staffing are in the formative stage. CASCommunications, Inc. is an inactive company that did not generate any revenue in 2008 and is not expected to generate any revenue in 2009.

NetSymphony focuses on becoming a provider of network assurance products and services. NetSymphony’s network assurance products are designed to enable communications network operators and service providers to quickly and automatically determine if their network is meeting its quality and service expectations, while lowering network operating costs. NetSymphony has developed their Maestro System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. NetSymphony announced its first product sales in the first quarter of 2008, resulting in $3,520 gross revenues during 2008, and $350 during the six months ended June 30, 2009.

QoVox provides consulting service to NetSymphony on a work for hire basis. Any revenues generated by QoVox or expenses incurred by NetSymphony as a result of this arrangement will be eliminated in consolidation. On August 1, 2008, QoVox licensed the use of certain residual software it developed to NetSymphony. During the six months ended June 30, 2009 and 2008, QoVox generated revenues of $35,568 and $0, respectively.

CASCommunications had no recorded assets as of June 30, 2009 or December 31, 2008, and had a loss before minority interest of zero for the six months ended June 30, 2009 and 2008 due to the lack of activity. No consolidated assets are collateral for liabilities of CASCommunications. The Company has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of June 30, 2009.

These consolidated financial statements reflect those of Natural Blue Resources, Inc. American Marketing & Sales, Inc. (through June 30, 2009, the date of sale, with its results of operations reported as discontinued operations in the statements of operations), NetSymphony Corporation, QoVox Corporation, and CASCommunications, Inc. In accordance with the Financial Accounting Standards Board (FASB) interpretation (FIN) 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

The Company operates under the name of Natural Blue Resources, Inc. and trades under the symbol NTUR on the OTCBB. The Company’s active subsidiaries are NetSymphony Corporation and QoVox Corporation, both of which the Company wholly owns.

As of June 30, 2009, the Company had a total of five full time employees, one part-time employee, and two part time independent contractors or consultants. Of these, two individuals serve in administrative and senior management capacities.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements present the consolidation of the financial statements of Natural Blue Resources, Inc., its partially owned subsidiary, CASCommunications, Inc., and its wholly owned subsidiaries, American Sales and Marketing, Inc. (reported as discontinued operations in the statements of operations), QoVox Corporation, and NetSymphony Corporation. All intercompany transactions and balances have been eliminated in the consolidation.

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

Six Months Ended June 30, 2009 and 2008

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

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $250,000 per financial institution. At June 30, 2009 and December 31, 2008, the Company had no uninsured cash balances.

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D

Six Months Ended June 30, 2009 and 2008

(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Capital Structure:

SFAS No. 129, "Disclosure of Information about Capital Structure," requires a summary presentation of the pertinent rights and privileges of the various securities outstanding. The Company’s voting common stock is comprised of 4,968,860 and 4,963,960 shares issued and outstanding, respectively, as of June 30, 2009. Of the issued shares, 4,900 were repurchased by the Company and are being held in treasury for reissuance in the future. The Company has authorized 493,000,000 shares of common stock with par value of $.0001.

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

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

Six Months Ended June 30, 2009 and 2008

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

Advertising:

Advertising costs are charged to operations as incurred. For the six months ended June 30, 2009 and 2008, there were only minimal advertising costs charged to operations.

Research and Development:

The Company expenses research and development costs as incurred.

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

Six Months Ended June 30, 2009 and 2008

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

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Entities that do not have items of other comprehensive income in any period presented are not required to report comprehensive income. Accordingly the Company has not made any such disclosure in the statements presented herein. Per Note K, the Company has purchased an available-for-sale security that will be subject to this reporting in future periods.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133," SFAS No. 162, "The Hierarchy of GAAP Sources for Non-Governmental Entities," SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts," SFAS No. 164, "Not-for-Profit Entities: Mergers and Acquisitions–Including an amendment of FASB Statement No. 142," SFAS No. 165, "Subsequent Events," SFAS No. 166, "Accounting for Transfers of Financial Assets–an Amendment of FASB Statement No. 140," SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," and SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162," were recently issued. SFAS No. 161, 162, 163, 164, 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

June 30, 2009

(unaudited)

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Segment Information:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. Prior to its sale, American Marketing and Sales, Inc. (AMS) was considered a separately reportable business segment that meets the ‘Single Industry Dominance’ test, which eliminates the segment disclosure requirements if the segment accounts for 90% or more of the combined revenue, reported profit, and assets. The revenues, profits, and assets reported in the consolidated financial statements for prior periods have been primarily those of AMS. The operations of AMS for the six months ended June 30, 2009 have been reported as discontinued operations in the statements of operations. Neither Natural Blue Resources, Inc. nor its remaining subsidiaries qualifies as a separately reportable business segment.

C. INVENTORY

AMS produces caterware for the food service industry via an intense heat injection molding process using Polystyrene/Polypropylene recycled resins. The raw materials and finished goods are produced and held by two third-party manufacturing plants, from where they are shipped to customers across the nation. AMS does not enter into long-term contracts and generally experiences a high inventory turnover ratio while maintaining minimal quantities on-hand in the warehouses. QoVox’s and NetSymphony’s inventory consists of various components of its network assurance telecommunications system held for specific sale-on-approval contracts. Inventory at June 30, 2009 and December 31, 2008 was as follows:
	June 30,	December 31,
	2009	2008
AMS
Raw Materials	$ -	$ 88,635
Work in Progress	-	178,423
Finished Goods	-	17,163
QoVox
Raw Materials	927	927
Finished Goods	25,684	25,038
NetSymphony
Finished Goods	854	-
Total	$ 27,465	$ 310,186

D. RELATED PARTY TRANSACTIONS

At December 31, 2008, the Company was indebted to officers and stockholders in the amount of $12,200 for advances received and expenses incurred on behalf of the Company. During the six months ended June 30, 2009, the Company received another $114 advance and $5,464 was forgiven by one of our officers and written-off to APIC, resulting in a balance of $6,850 at June 30, 2009. This is exclusive of amounts included in accrued compensation. Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

Six Months Ended June 30, 2009 and 2008

(unaudited)

E. NOTES PAYABLE

Principal balance
June 30, 2009	December 31, 2008

On July 21, 2006, the Company signed a settlement and mutual release and promissory note with former counsel, whereby the Company was required to pay the principal sum of $155,000 in past-due fees and other costs, plus 6% interest. The Company made $87,500 in principal payments through December 31, 2008, resulting in a $67,500 balance at year-end. On May 21, 2009, the Company settled the $67,500 principal and $18,024 in accrued interest for $50,000, resulting in a gain on settlement of $35,524 and $0 balance at June 30, 2009. Interest expense for the six months ended June 30, 2009 and 2008 totaled $2,543 and $0 for the six months ended June 30, 2009 and 2008. Accrued interest of $16,881 at December 31, 2008 is included in accounts payable and accrued liabilities on the balance sheet.

$ -	$67,500

On July 1, 2008, the Company’s QoVox subsidiary entered into a promissory note with one of its consultants for $230,605, which represents past-due fees previously included in accounts payable. Payment terms stated therein require monthly installments of $1,000 paid to the consultant the last day of each month commencing July 31, 2008 through December 31, 2008; $2,000 per month January through September 2009; and $3,000 per month thereafter until the remaining balance is paid. The Company made $3,000 in principal payments during 2008, and $1,000 in February 2009, resulting in payable balances of $226,605 and $227,605 at June 30, 2009 and December 31, 2008, respectively. The Company is currently in default, so the principal balance has been reflected as a current liability in accordance with the promissory note terms. Interest at 8% resulted in accrued interest of $18,215 and $9,171 at June 30, 2009 and December 31, 2008, respectively, which is included in accounts payable and accrued expenses. Interest expense of $9,044 was recorded during the six months ended June 30, 2009.

226,605	227,605

As part of the purchase of American Marketing and Sales, Inc., (AMS), the Company entered into a $4 million note secured by the assets and stock of AMS and payable to the former stockholders of AMS. The note provides for increases to principal for loans made by AMS to Datameg or its subsidiaries up to $500,000. To raise the cap on additional loans up to $1 million from AMS, Datameg entered into a stock pledge agreement with the former stockholders, pledging its stock in NetSymphony. At the time of the pledge agreement, NetSymphony assets were valued at $0. The note accrues interest at 6% and the entire note balance, including accrued interest, is due and payable on December 7, 2009. Accrued interest of $240,000 at December 31, 2008 was included in accounts payable and accrued expenses. Interest expense of $120,000 was recorded for each of the six months ended June 30, 2009 and 2008. On June 30, 2009 and pursuant to the sale of American Marketing and Sales, Inc., this loan and its accrued interest of $360,000 were assumed by the purchaser, resulting in a $0 balance at June 30, 2009.

-	4,000,000

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

Six Months Ended June 30, 2009 and 2008

(unaudited)

E. NOTES PAYABLE (CONT’D)
Principal balance
June 30, 2009	December 31, 2008

In May 2007, American Marketing and Sales, Inc. entered into a note payable with Flagship Bank of Leominster, MA for $400,000. The note accrues interest at prime less .75% (approximately 6.5%), carries monthly payments that annually total of $93,918, and matures in May 2012. Interest expense of $16,243 and $9,340 was recorded during the six months ended June 30, 2009 and 2008, respectively. The note’s principal balance at December 31, 2008 was $278,721. The note was assumed by the purchaser of American Marketing and Sales, Inc., as described in Note K, resulting in a $0 balance at June 30, 2009.

-	278,721

Total notes payable	226,605	4,573,826
Less current portion	(226,605)	(364,329)
Total notes payable – long-term	$ 226,605	$4,209,497

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

The Company is convinced of the merits of its claim against the investor and intends to institute a legal action to vindicate that claim in 2009. The Company has retained Massachusetts litigation counsel. Given the uncertainties inherent in litigation, the Company took a charge of $105,000 (25%) against the receivable in the fourth quarter of 2006, another charge of $105,056 in the fourth quarter of 2007, and a third charge of $105,000 during the fourth quarter of 2008, resulting in a $105,000 balance at June 30, 2009 and December 31, 2008.

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

Six Months Ended June 30, 2009 and 2008

(unaudited)

G. NET LOSS PER COMMON SHARE * TBC

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted loss per share calculations for the periods presented:

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net loss per share, continuing operations	$ (0.09)	$ (0.27)	$ (0.17)	$ (0.40)
Net earnings (loss) per share, discontinued operations	(0.24)	0.07	(0.27)	0.10
Total net loss per share	$ (0.33)	$ (.20)	$ (0.44)	$ (0.30)
Weighted average common shares outstanding	4,573,461	3,991,399	4,342,661	3,962,381

As required by the Securities and Exchange Commission Staff Accounting Bulletin No. 98, the above calculation of loss per share is based on SFAS No. 128, "Earnings Per Share." At June 30, 2009, the Company had 56,500 options and warrants outstanding. Exercising the warrants and options would have an antidilutive effect for existing shareholders. Thus, these options are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.

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

The principal and interest on the settlement date totaling $469,449 were reclassified from accounts and notes payable to judgments payable, and an additional $85,551 was accrued to record the full settlement amount. After making an initial payment of $100,000, the Company defaulted on the January 2009 payment. Although the Company made an additional $20,000 payment in February 2009, negotiations ensued and the Company and plaintiff entered into a second settlement agreement wherein plaintiff accepted 100,000 shares of the Company’s common stock at $2.20 per share ($280,000 total value) as payment of the judgment if certain events concluded (Notes K and L). Those certain events were concluded and the judgment has been satisfied, resulting in a gain on litigation of $155,000 and $0 balance at June 30, 2009.

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

Six Months Ended June 30, 2009 and 2008

(unaudited)

  STOCKHOLDERS’ EQUITY

On July 24, 2009, the Company effected a 100 to 1 reverse stock split that has been retroactively reflected in the financial statements and accompanying notes.

On June 30, 2009, an officer of the Company and the Company’s legal counsel (who is also a shareholder) forgave debts owed to them by the Company totaling $1,179,102, which amounts were written off to additional paid-in capital.

In May 2009, the Company issued 51,500 shares of common stock at $4.70 per share for services valued at $242,050.

In April 2009, the Company issued 41,000 shares of common stock at $4.90 per share (total value of $200,900) to one of its officers in exchange for the satisfaction of $127,725 in debt owed to the officer for past services. In conjunction with the debt repayment, the Company also cancelled 625,000 of options owned by the officer, which were valued at $143,750 on the cancellation date. Since the transaction was with a related party, the offsetting amounts were recorded in additional paid-in capital.

In March 2009, the Company issued 59,400 shares of common stock at $2.50 per share for total cash of $148,500. Stock subscriptions receivable of $3,000 at December 31, 2008 were also collected in March 2009.

In November 2008, the Company issues 3,750,000 shares to a consultant representing $36,750 in services to be rendered during the three months ended June 30, 2009. This amount was amortized during the quarter, resulting in a $0 balance at June 30, 2009.

J. GOING CONCERN, OPERATING LOSS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At June 30, 2009 and December 31, 2008, current liabilities exceeded current assets by $1,078,998 and $1,221,831, respectively. The ability of the Company to continue as a going concern is dependent upon the Company’s ability post change of control to define and achieve its business objectives and the success of its future operations.

K. SALE OF SUBSIDIARY

On June 30, 2009, Datameg Corporation (the "Company") completed the sale of its wholly owned subsidiary American Marketing & Sales, Inc. to Blue Earth Solutions, Inc. pursuant to the following terms:

  On March 18, 2009, Datameg Corporation, a Delaware corporation ("Seller") entered into a Stock Purchase Agreement and purchase money promissory note Assignment and Assumption Agreement incident to its proposed sale of its wholly owned subsidiary American Marketing & Sales, Inc., a Massachusetts corporation (the "Company") to Blue Earth Solutions, Inc., a Nevada corporation ("Buyer").
  The sale was subject to the consent of a majority of Datameg’s shareholders which consent was obtained.
  Leonard J. Tocci is the representative of the Principal Shareholders (Leonard J. Tocci, Lynel J. Tocci, Leanne J. Whitney, and Linnea J. Clary) who are the former owners of all American Marketing shares and are now owners of the 15 million Datameg shares in escrow from their sale of American Marketing to Datameg Corporation in December 2007. The Principal Shareholders also hold a purchase money note ("Note") secured by all of the assets of American Marketing concerning an election to return the 15 million Datameg shares in favor of full payment of the purchase money note. As of December 31, 2008, the principal and interest due on the Note is approximately $5.4 Million consisting of a Note face amount of $4 Million and additional loans and accrued interest of approximately $1,418,000.

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

Six Months Ended June 30, 2009 and 2008

(unaudited)

K. SALE OF SUBSIDIARY (CONT’D)

  The purchase of American Marketing was made pursuant to a Stock Purchase Agreement. The Stock Purchase Agreement contained, among other things, representations and warranties of the aforementioned Parties and covenants of the Companies.
  Among other terms, Datameg received 1 million (restricted with piggy-back registration rights) common shares of Blue Earth in exchange for the transfer of American Marketing shares to Blue Earth. Datameg delivered to the Principal Shareholders from escrow 15 million Datameg common shares in exchange for (1) a complete release of Datameg and its directors and officers, etc. from further liability upon the Note and otherwise (2) the Principal Shareholders= written consent to the assumption of the Note by Blue Earth (3) Blue Earths= written assumption of the Note and (4) the Principal Shareholder’s and Blue Earth’s agreement to extend the term of the Note for one year.
  During the term of the extended Note, Mr. Tocci shall have the right to convert the principal and interest then due into Blue Earth (restricted with piggy-back registration rights) common shares at the price of $6 per share.
  For their assumption of the additional loans from American Marketing on the Note, Blue Earth was issued Fifty Million (pre-split) unregistered Datameg common shares at the Closing.
  The Principal Shareholders released their security interest in NetSymphony Corporation stock and returned the stock certificate to Datameg.
  In consideration of their aforementioned acts and consents, Blue Earth delivered to the Principal Shareholders 400,000 (restricted with piggy-back registration rights) common shares of Blue Earth common shares.

The 50,000,000 (post-split) shares of common stock issued to BESN had a value of $.045 per share ($2,25,000 total value). Just prior to the sale, the Company also issued to AMS an additional 12,000,000 (pre-split) shares of common stock at $.047 for total value of $564,000. The 1,000,000 shares received from BESN had a fair market value of $450,000 on the closing date, and represent a 3% ownership in BESN. As such, the BESN shares have been accounted for as an available for sale investment pursuant to SFAS 115. In May 2009, the Board declared that, once obtained, the 1,000,000 BESN shares would be distributed pro-rata to shareholders of record on May 29, 2009 as a property dividend. Thus, a dividend payable is reflected in the June 30, 2009 balance sheet as a current liability. The sale of AMS resulted in a book loss for the Company of $1,347,229.

L. SUBSEQUENT EVENTS

On July 24, 2009, the Company (1) effected a 1 for 100 reverse stock split, (2) closed a share exchange transaction, described below, pursuant to which the Company became the 100% parent of Natural Blue Resources, Inc., a Nevada corporation, ("NBR"), (3) changed its name from Datameg Corporation, a Delaware corporation, to Natural Blue Resources, Inc., a Delaware corporation, and (4) changed its trading symbol from DTMG to NTUR.

  On April 14, 2009, the Company entered into a Share Exchange Agreement to acquire Natural Blue Resources, Inc. ("NBR"), a Nevada corporation.
  The acquisition was subject to the consent of a majority of the Company’s shareholders and to the consent of each of NBR’s shareholders. Those consents were obtained.
  To effect the Share Exchange Agreement, the Company’s current shareholders consented to a 1 for 100 reverse stock split reducing the Company’s outstanding shares to 4,928,511 common shares. The reverse stock split became effective on July 24, 2009.

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

Six Months Ended June 30, 2009 and 2008

(unaudited)

L. SUBSEQUENT EVENTS (CONT’D)

  Pursuant to board resolutions of the Company and NBR, the shareholders of NBR have exchanged their rights to receive 44,661,585 (pre-split) common shares for 44,356,598 (pre-split) of the Company's restricted common stock to be issued by the Company’s Transfer Agent, resulting in a change of control whereby NBR’s former shareholders now own ninety percent (90%) of the post reverse stock split issued and outstanding capital stock of the Company. After the issuance of stock by the Transfer Agent, the Company’s total issued and outstanding stock will be 49,285,109 (pre-split) shares.
  The Company now owns all of NBR’s issued and outstanding stock. NBR is now a wholly owned subsidiary of the Company.

Pursuant to the aforementioned Share Exchange Agreement and board resolutions, the former shareholders of NBR now beneficially own ninety percent (90%) of the post reverse stock split issued and outstanding capital stock of the Company as of July 24, 2009. The Company now owns all of NBR’s issued and outstanding stock. NBR is now a wholly owned subsidiary of the Company. Pursuant to the Share Exchange Agreement, designees of NBR shall be appointed to serve the vacant unexpired terms of office of former members of Datameg's Board of Directors.

The Company has evaluated subsequent events from the balance sheet date through August 13, 2009.

M. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,
	2009	2008
Equipment	$ 54,062	$ 81,220
Furniture	10,893	13,806
Automobiles	-	66,682
Capital Leases	35,100	35,100
Tooling Molds	-	3,019,612
Total property and equipment	100,055	3,216,420
Less: accumulated depreciation	(97,452)	(897,079)
Property and equipment, net	$ 2,603	$ 2,319,341

 Depreciation expense totaled $607,559 and $274,362 for the six months ended June 30, 2009 and 2008, respectively, of which $606,193 and $272,993, respectively, is attributable to American Marketing and Sales, Inc.and has therefore been reported in discontinued operations on the statement of operations.

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

PLAN OF OPERATION

The Company underwent a change of control on July 24, 2009. New management is in the process of reassessing it subsidiary assets, their markets and their operations and is evaluating complementary acquisitions.

NATURAL BLUE RESOURCES, INC. (Nevada subsidiary)

Natural Blue engaged in the business of exploring the excavation, purification and distribution of deep brackish water in the State of New Mexico. Water is a precious commodity in New Mexico, as it is throughout the Southwest. Increasing populations, development, and arid conditions will continue to place a strain on existing water supplies. New water sources must be developed or communities in New Mexico and the Southwest will be faced with potentially insurmountable consequences. Natural Blue intends to develop "deep water" in New Mexico as a new source of badly-needed water. "Deep water" means water in an aquifer that (a) does not co-mingle with any regular groundwater aquifer, (b) the top confining layer of the aquifer is located more than 2500 feet below the surface, and (c) the quality of the water is poor (i.e., "brackish" or in need of desalination before it is drinkable or "potable"). Water qualifies as "deep water" only if all three criteria are met. Natural Blue has strategically positioned itself to access "deep water" in appropriate areas. Utilizing state-of-the-art technology, financial resources, and knowledgeable management, Natural Blue intends to develop this new water source in an environmentally-friendly, "green" approach that will benefit the state and its citizens in a visionary manner. There is no guarantee of the quantity or quality of water that will be encountered during drilling.

SERVICE ASSURANCE SYSTEMS PRODUCTS AND SERVICES FOR NETWORK OPERATORS IN THE TELECOMMUNICATIONS INDUSTRY

The Company is a holding company, but through its subsidiary, NetSymphony Corporation, is a technology company focused on providing service assurance systems products and services for network operators in the telecommunications industry. Our target customers are telecom operators and cable operators worldwide. We focus specifically on voice services over traditional circuit switched and managed IP networks.

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

NetSymphony will add the IP networking technology to the Company’ssolution portfolio and become the premier service assurance provider. To achieve this goal, additional investment will be in the following areas:

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

RESULTS OF OPERATIONS

For the three and six months ended June 30 2009, the Company incurred a net loss from operations of $1,503,964 compared with a loss from operation of $319,517 for the quarter ended June 30, 2008. We recognized an overall net income of $388,571 for the quarter ended June 30, 2009, as compared to an overall net loss of $404,873 for the quarter ended June 30, 2008. Cash on hand was $1,054,261 as of June 30, 2009 compared with $398,978 as of December 31, 2008. Our gross revenues increased from $1,926,142 for the quarter ended June 30, 2008 to $2,179,085, which is attributable to continued and growing profitability of American Marketing and Sales on an entity level, which continues to expand its customer base as to its Green Line caterware and office products. Gross margin decreased from $465,674 for the quarter ended June 30, 2008 to $169,784 for the quarter ended June 30, 2009. This is due primarily to a current quarter increase in cost of goods sold attributable to the higher cost of manufacturing GreenLine products from recycled materials. On the expense side, the Company has diligently pruned its expenses and settled many outstanding liabilities. NetSymphony and QoVox continue to struggle with product development, particularly in the current financial climate. All potential customers have delayed trials of the NetSymphony’s Maestro VoIP testing system and it is not expected that serious trials by any potential customer will begin earlier than the third quarter of 2009.

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to December 31, 2007 and prior to the acquisition of American Marketing and Sales, Inc., we generated approximately $135,000 in total revenue and accumulated a net loss of approximately $37 million. These losses were principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. American Marketing and Sales, Inc. generated approximately $2 Million in revenues during each of the quarters ended June 30, 2009 and 2008, but NetSymphony generated only minimal revenues during the quarter ended June 30, 2008, and none during the current quarter.

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

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s management, consisting of our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based upon this evaluation, our Chief Executive Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 based on criteria established in "Internal Control–Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was not effective.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter ended June 30, 2009 and our year ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 14, 2007, QoVox was sued in the General District Court of Justice for $7,200 by Joseph L. Turgeon, a past consultant, concerning consulting fees alleged to be owed from March 2004. On March 26, 2009, Mr. Turgeon obtained a writ of execution in the amount of $9,224.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s unregistered sale of equity securities during the reporting period was as follows:
Purchased	Investor	Consideration Cash	Consideration Non Cash	Number of Shares	Exemption

5/28/2009	John O'Connell	$0	Bonus	300,000	Sec. 4(2)
5/28/2009	Chris Hermstedt	$0	Bonus	500,000	Sec. 4(2)
5/28/2009	Byron Collier	$0	Bonus	250,000	Sec. 4(2)
5/28/2009	Patrick Glennon	$0	Bonus	250,000	Sec. 4(2)
5/28/2009	Renee Zeh	$0	Bonus	250,000	Sec. 4(2)
5/28/2009	Chris Lanning	$0	Bonus	100,000	Sec. 4(2)
5/28/2009	American Marketing	$180,000	Operations	12,000,000	Sec. 4(2)
5/28/2009	Neil Gordon	$0	Bonus	1,000,000	Sec. 4(2)
5/28/2009	Gerald Bellis	$0	Bonus	1,000,000	Sec. 4(2)
5/28/2009	Paul Michael Vuksich	$0	Bonus	1,000,000	Sec. 4(2)
5/28/2009	Kim McIntosh	$0	Bonus	250,000	Sec. 4(2)
5/28/2009	Heather McIntosh	$0	Bonus	250,000	Sec. 4(2)
6/22/2009	Blue Earth Solutions, Inc.	$1,450,000	Note Assumption	50,000,000	Sec. 4(2)

Cash proceeds from these sales were used to fund Company operations and reporting obligations and to make additional loans to Company subsidiaries to support their operations and to bonus certain consultants. Blue Earth Solutions, Inc. received it shares pursuant to the purchase of American Marketing & Sales, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2009, the Company filed a definitive proxy statement with the SEC. The proxy statement includes a cover letter reproduced here.

NATURAL BLUE RESOURCES, INC.

2150 South 1300 East, Suite 500

Salt Lake City, UT 84106

May 18, 2009

Dear Shareholder:

The Board of Directors of Natural Blue Resources, Inc. (the "Company") has approved entry into two material transactions and the Company has entered into those transactions. First, the Company, as the seller, entered into a Stock Purchase Agreement and purchase money promissory note Assignment and Assumption Agreement incident to its proposed sale of its wholly owned subsidiary American Marketing & Sales, Inc. ("American Marketing"), a Massachusetts corporation to Blue Earth Solutions, Inc. ("Blue Earth"), a Nevada corporation. Second, the Company entered into a Share Exchange Agreement to acquire Natural Blue Resources, Inc. ("NBR"), a Nevada corporation.

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

Sincerely,

/s/ James Murphy

James Murphy, Chief Executive Officer

and Chairman of the Board

Datameg Corporation (the "Company") announced today the official results of its recently concluded shareholder solicitation. After tabulating all votes received, the Company is pleased to announce that the holders of a majority of the shares outstanding on the record date of April 30, 2009 voted in favor of each of the Company's three proposals, summarized below.

Accordingly, each of the three proposals has been approved.

Documentation of the vote has been reviewed by Broadridge Voting Services and has been certified. The Company had 417,606,087 shares outstanding on the record date. The total shares voted were 361,681,336.

The following table illustrates the official vote for each proposal:
PROPOSAL #001 SELL WHOLLY OWNED SUBSIDIARY AMERICAN MARKETING & SALES INC.
***	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
BENEFICIAL COMMON	148,706,923	1,781,916	114,230	119,456,273
REGISTERED COMMON	93,776,930	15,052	6,545	-
TOTAL SHARES VOTED	242,483,853	1,796,968	120,775	-
% OF VOTED	99.21%	0.73%	0.04%	-
% OF OUTSTANDING	58.06%	0.43%	0.02%	-
-	-	-	-	-
PROPOSAL #002 AMND SECTN FOURTH TO CERT. OF INCORP. TO EFFECT REVRS STOCK SPLIT
***	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
BENEFICIAL COMMON	263,321,660	4,098,960	462,189	-
REGISTERED COMMON	93,691,782	100,200	6,545	-
TOTAL SHARES VOTED	357,013,442	4,199,160	468,734	-
% OF VOTED	98.70%	1.16%	0.12%	-
% OF OUTSTANDING	85.49%	1.00%	0.11%	-
-	-	-	-	-
PROPOSAL #003 AMND SECTN FIRST TO CERT. OF INCORP. TO CHANGE NAME OF COMPANY
***	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
BENEFICIAL COMMON	264,957,571	2,662,370	262,868	-
REGISTERED COMMON	93,775,115	16,867	6,545	-
TOTAL SHARES VOTED	358,732,686	2,679,237	269,413	-
% OF VOTED	99.18%	0.74%	0.07%	-
% OF OUTSTANDING	85.90%	0.64%	0.06%	-

***

PROPOSAL #001 To sell Datameg Corporation’s wholly owned subsidiary American Marketing & Sales, Inc., a Massachusetts corporation to Blue Earth Solutions, Inc., a Nevada corporation trading on the OTCBB under the symbol BESN, pursuant to the Stock Purchase Agreement attached hereto as Exhibit 1.

PROPOSAL #002 To amend Section FOURTH to our Certificate of Incorporation to effect a 1-for-100 Reverse Stock Split whereby every 100 shares of our common stock outstanding or in treasury will be combined and reduced into one share of common.

PROPOSAL #003 To amend Section FIRST of our Certificate of Incorporation to change the name of the Company to Natural Blue Resources, Inc. The shareholder consent will lapse if the Board does not file an amendment of the Certificate of Incorporation within 90 days of the shareholders consent to this proposal.

ITEM 5. OTHER INFORMATION

SALE OF AMERICAN MARKETING & SALES, INC.

On June 30, 2009, Datameg Corporation (the "Company") completed the sale of its wholly owned subsidiary American Marketing & Sales, Inc. to Blue Earth Solutions, Inc.

Transaction Information - Sale of American Marketing & Sales, Inc.

Summary Terms

  On March 18, 2009, Datameg Corporation, a Delaware corporation ("Seller") entered into a Stock Purchase Agreement and purchase money promissory note Assignment and Assumption Agreement incident to its proposed sale of its wholly owned subsidiary American Marketing & Sales, Inc., a Massachusetts corporation (the "Company") to Blue Earth Solutions, Inc., a Nevada corporation ("Buyer").
  The sale was subject to the consent of a majority of Datameg’s shareholders which consent was obtained.
  Leonard J. Tocci is the representative of the Principal Shareholders (Leonard J. Tocci, Lynel J. Tocci, Leanne J. Whitney, and Linnea J. Clary) who are the former owners of all American Marketing shares and are now owners of the 15 million Datameg shares in escrow from their sale of American Marketing to Datameg Corporation in December 2007. The Principal Shareholders also hold a purchase money note ("Note") secured by all of the assets of American Marketing concerning an election to return the 15 million Datameg shares in favor of full payment of the purchase money note. As of December 31, 2008, the principal and interest due on the Note is approximately $5.4 Million consisting of a Note face amount of $4 Million and additional loans and accrued interest of approximately $1,418,000.
  The purchase of American Marketing was made pursuant to a Stock Purchase Agreement. The Stock Purchase Agreement contained, among other things, representations and warranties of the aforementioned Parties and covenants of the Companies.
  Among other terms, Datameg received 1 million (restricted with piggy-back registration rights) common shares of Blue Earth in exchange for the transfer of American Marketing shares to Blue Earth. Datameg delivered to the Principal Shareholders from escrow 15 million Datameg common shares in exchange for (1) a complete release of Datameg and its directors and officers, etc. from further liability upon the Note and otherwise (2) the Principal Shareholders= written consent to the assumption of the Note by Blue Earth (3) Blue Earths= written assumption of the Note and (4) the Principal Shareholder=s and Blue Earth=s agreement to extend the term of the Note for one year.
  During the term of the extended Note, Mr. Tocci shall have the right to convert the principal and interest then due into Blue Earth (restricted with piggy-back registration rights) common shares at the price of $6 per share.
  For their assumption of the additional loans from American Marketing on the Note, Blue Earth was issued Fifty Million (pre-split) unregistered Datameg common shares at the Closing.
  The Principal Shareholders released their security interest in NetSymphony Corporation stock and returned the stock certificate to Datameg.
  In consideration of their aforementioned acts and consents, Blue Earth delivered to the Principal Shareholders 400,000 (restricted with piggy-back registration rights) common shares of Blue Earth common shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit
No.	Description

2.10	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

2.11	Plan for Reverse Stock SplitChange of Control, and Name Change dated April 1, 2009 (57)

3.10	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)
3.11	Certificate of Amendment to Certificate of Incorporation of Datameg Corporation, a Delaware corporation, filed June 18, 2009 (62)

3.20	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

5.10	Opinion of Duane Morris LLP as to legality of securities being registered.

10.10	Engagement Agreement between Datameg Corporation and 350 Group, LLC, dated April 28, 2005.(1)

10.20	Form of Convertible Promissory Notes issued in May and June 2004, together with table identifying issuance date, noteholder, amount and conversion price.(2)

10.30	Form of Subscription Agreement, Individual Investor Questionnaire, Sample Convertible Promissory Note and Sample Warrant for Common Stock.(3)

10.40	Joint Sales and Marketing Agreement, dated as of July 16, 2004, by and between North Electric Company and Tekno Telecom LLC.(4)

10.50	Exclusive Distribution Agreement, dated January 1, 2004, by and between North Electric Company, Inc. and International Network Technology, Ltd.(5)

10.60	Release dated as of April 1, 2005, by an among Datameg NY and Hickey Hill Partners, LLC.(6)

10.70	Subscription Agreement, dated March 5, 2004, by and between Datameg and Mei Chung Tang Lee.(2)

10.80	Consulting Agreement, dated as of August 6, 2004, by and between Datameg NY and Mark McGrath.(6) (*)

10.90	Option Agreement between Datameg NY and Mark McGrath, dated as of April 17, 2005.(1) (*)

10.10	Option Agreement between Datameg Corporation and Mark P. McGrath, dated as of July 25, 2005.(7) (*)

10.11	Management Consultant Agreement between William J. Mortimer and QoVox Corporation, dated July 18, 2005.(7) (*)

10.12	Restricted Stock Agreement between William J. Mortimer and Datameg Corporation, dated as of July 25, 2005.(7) (*)

10.13	Letter Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.14	Option Agreement by and between Neil R. Gordon and Datameg Corporation dated September 22, 2005 (8) (*)

10.15	Employment Agreement between Dan Ference and QoVox Corporation, dated August 19, 2005.(3) (*)

10.16	Settlement Agreement and Mutual Release, dated as of February 12, 2004, by and between Datameg NY and Rex Hestor.(9) (*)

10.17	Option Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(3) (*)

10.18	Stock Lock-up Agreement by and between Datameg NY and Rex Hestor, dated as of January 2004.(9) (*)

10.19	Letter Agreement by and between Joshua E. Davidson and Datameg Corporation, dated as of July 1, 2005.(10) (*)

10.20	Option Agreement between Datameg Corporation and Joshua E. Davidson, dated as of July 25, 2005.(7) (*)

10.21	Agreement dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.22	Agreement and Settlement, dated as of March 22, 2005, by and between Datameg NY and Kanti Purohit.(6) (*)

10.23	Consulting Agreement, dated as of July 1, 2004, by and between Datameg NY and James Murphy.(4) (*)

10.24	Option Agreement, dated January 1, 2004, by and between Datameg NY and Andrew Benson.(9) (*)

10.25	Option Agreement between Datameg NY and Andrew Benson, dated April 17, 2005.(1) (*)

10.26	Mutual General Release between Andrew Benson and Datameg NY dated April 27, 2005.(1) (*)

10.27	Resignation by Andrew Benson from directorship of Datameg Corporation, a Delaware corporation, dated April 29, 2005.(1) (*)

10.28	Consulting Agreement between Datameg Corporation, a Delaware corporation, and Andrew Benson, dated as of May 1, 2005.(1) (*)

10.29	Resignation by William J. Mortimer as General Manager of QoVox, Inc.(11)

10.30	Appointment of James Murphy as its Chief Executive Officer, President and Chairman of the Board of Directors.(12)

10.31	Appointment of Lehman Bros. Managing Director John T. Grady Jr. to Board of Directors.(13)

10.32	Appointment of Bob Nelson as Vice President, Worldwide Sales, for QoVox.(14)

10.33	Appointment of Michael West as Senior Vice President, National Accounts, for QoVox.(15)

10.34	Benson And Gordon Compensation Amendments.(16)

10.35	Director Mark P. McGrath resignation. (17)

10.36	Investment banker Byron J. Collier appointed to the Advisory Board (18)

10.37	Director William J. Mortimer receives 2 million Datameg common shares, returns 10 million under RSA (19)

10.38	Benson Amendment And Utah Move (20)

10.39	Former Director and Chief Executive Mark P. McGrath canceled his option agreement for 10 million shares. (21)

10.40	Changes in Registrant’s Certifying Accountant (22)

10.41	QoVox received its 4th purchase order from the Time Warner Cable Raleigh Division. (23)

10.42	Patrick J. Glennon was appointed to the Company’s advisory board. (24)

10.43	Dr. Jim DeCoste was appointed to the Company’s advisory board. (25)

10.44	Ragusa consulting services retained as Chief Marketing Officer for QoVox.(26)

10.45	FeatureTel enters 60 day trial of QoVox product. (27)

10.46	Lingle and Stewart become President and Chief Techology Officer of QoVox. (28)

10.47	Shireman becomes VP Sales of QoVox. (29)

10.48	Non-Reliance on Previously Filed Audited Report (30)

10.49	Amendment to Notice of Non-Reliance on Previously Filed Audited Report (31)

10.50	Entry into a Material Definitive Agreement to Acquire Computer Ctr.Com, Inc.(32)

10.51	Appointment of Winthrop Sargent as contracted Vice President of Finance. (33)

10.52	Announcement of acquisition of American Marketing & Sales, Inc. (34)

10.53	Announcement of completion of field audits for American Marketing & Sales, Inc. and Computer Center.Com (35)

10.54	Announcement of closing of American Marketing & Sales, Inc. acquisition (36)

10.55	Announcement of American Marketing & Sales, Inc. financial statements (37)

10.56	Announcement of Commencement of Maestro Product Sales by NetSymphony (38)

10.57	Announcement of First Sale by NetSymphony of Maestro product sales. (39)

10.58	Announcement by American Marketing & Sales, Inc. of stake in JAM Plastics. (40)

10.59	Announcement by NetSymphony of Sales Agent Agreement with Acorn Technologies (41)

10.60	Announcement by American Marketing & Sales, Inc (AMS) of Greenline Products (42)

10.61	AMS announces two new distributors for caterware (43)

10.62	AMS books $555,000 and test order (44)

10.63	AMS announces Balducci's as new customer (45)

10.64	AMS announces Madison Square Garden as new customer (46)

10.65	Datameg announced resignation of Director John Grady (47)

10.66	NetSymphony announces significant customer test (48)

10.67	Datameg announces marketing contract with Mirielle Abi Nader agency (49)

10.68	Datameg announces election of Director Gerald Bellis (50)

10.69	American Marketing announces Green Plastics Web Site (51)

10.70	American Market announces new customer Le Pain Quotidien (52)

10.71	American Market announces new customer U.S. Food Service (53)

10.72	American Market announces new customer Finagle a Bagel (54)

10.73	Datameg announces entry into material agreement to sell American Marketing (55)

10.74	Datameg announces entry into material agreement with Natural Blue Resources, Inc. (56)

10.75	Closing of Sale of American Marketing to Blue Earth Solutions, Inc. (59)

10.76	Closing of Share Exchange Agreement with Natural Blue Resources, Inc. (Nevada) (60)

21.10	Subsidiaries of the Registrant.(3)

22.10	Published Report of Matters Submitted To Vote of Securities Holders, Change of Control (58)

22.11	Published Report of Matters Submitted To Vote of Securities Holders, Change of Directors (61)

99.10	Exhibit of Unregistered Sales of Securities.(7)

99.20	Press Release dated September 1, 2005.(3)
Footnotes to Exhibits
(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on June 14, 2004.
(3)	Incorporated by reference to the Form SB-2 filed by Datameg Corporation on September 1, 2005.
(4)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg NY on November 26, 2004.
(5)	Incorporated by reference to the Annual Report on Form 10-KSB filed by Datameg NY on April 14, 2004.
(6)	Incorporated by reference to the Annual Report on Form 10-KSB/A filed by Datameg NY on April 20, 2005.
(7)	Incorporated by reference to the Quarterly Report on Form 10-QSB/A filed by Datameg Corporation on August 29, 2005.
(8)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 22, 2005.
(9)	Incorporated by reference to the Form SB-2/A filed by Datameg NY on February 27, 2004.
(10)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 26, 2005.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 14, 2005.
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 17, 2006.
(13)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 23, 2006.
(14)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 1, 2006.
(15)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 14, 2006.
(16)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2006.
(17)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 7, 2006.
(18)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 12, 2006.
(19)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 14, 2006.
(20)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 31, 2006.
(21)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 4, 2006
(22)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 7, 2006
(23)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 5, 2006
(24)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 19, 2006
(25)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 26, 2006
(26)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on November 17, 2006
(27)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 20, 2006
(28)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2007
(29)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 15, 2007
(30)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 18, 2007
(31)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 24, 2007
(32)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 14, 2007
(33)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 8, 2007
(34)	Incorporated by reference to the Current Report on Form 8-Kfiled by Datameg Corporation on August 17, 2007
(35)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on October 31, 2007
(36)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 13, 2007
(37)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on January 24, 2008
(38)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 21, 2008
(39)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 5, 2008
(40)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 12, 2008
(41)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 19, 2008
(42)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 26, 2008
(43)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 16, 2008
(44)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 23, 2008
(45)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 1, 2008
(46)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 2, 2008
(47)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 29, 2008
(48)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 3, 2008
(49)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 9, 2008
(50)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on September 15, 2008
(51)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 31, 2008
(52)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on February 20, 2009
(53)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 6, 2009
(54)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on March 6, 2009
(55)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 2, 2009
(56)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2009
(57)	Incorporation by reference of DEF 14A filed by Datameg Corporation on May 19, 2009
(58)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 18, 2009
(59)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 30, 2009
(60)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 24, 2009
(61)	Incorporated by reference to the SC 14A1 filed by Natural Blue Resources, Inc. on August 10, 2009.
(62)	Incorporated by reference to the Quarterly Report on Form 10-Q filed by Natural Blue Resources, Inc. on August 19, 2009.

(*)	Management contract or compensatory plan.

Exhibits (attached) to Form 10-Q
3.11	Certificate of Amendment to Certificate of Incorporation of Datameg Corporation, a Delaware corporation, filed June 18, 2009 (62)

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

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	August 19, 2009

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Natural Blue Resources, Inc. (formerly Datameg Corporation) for the six months ended June 30, 2009;

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

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	August 19, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Natural Blue Resources, Inc. (formerly Datameg Corporation), a Delaware corporation (the "Company"), on Form 10-Q for the six months ending June 30, 2009, as filed with the Securities and Exchange Commission (the "Report"), I, James Murphy, Chairman and Principal Financial Officer of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer
Date:	August 19, 2009

End of Filing