Form 10-Q/A
period 2009-06-30
NATURAL BLUE RESOURCES, INC.
filed 2009-08-20
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

INDEX

Natural Blue Resources, Inc.

(formerly Datameg Corporation)

Consolidated Financial Statements (unaudited)

For the Three and Six Months Ended June 30, 2009 and 2008

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)
Consolidated Balance Sheets
	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 160,030	$ 398,978
Stock subscriptions receivable, current (Note I)	-	3,000
Accounts receivable, net	28,325	1,250,973
Inventory (Note C)	27,465	310,186
Prepaid expenses	-	9,540
Total Current Assets	215,820	1,972,677
PROPERTY AND EQUIPMENT - NET (Note M)	2,603	2,319,341
OTHER ASSETS
Investment in available-for-sale securities (Note K)	450,000	-
TOTAL ASSETS	$ 668,423	$ 4,292,018
LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 611,363	$ 2,362,979
Due to related parties (Note D)	6,850	12,200
Dividends payable (Note K)	450,000	-
Judgments payable (Note H)	-	455,000
Notes payable, current portion (Note E)	226,605	364,329
Total Current Liabilities	1,294,818	3,194,508
NOTES PAYABLE - LONG-TERM PORTION (Note E)	-	4,209,497
TOTAL LIABILITIES	1,294,818	7,404,005
STOCKHOLDERS' DEFICIT (Note I)
Common stock, $0.0001 par value; 493,000,000 shares authorized, 4,968,860 and 4,963,960 shares issued and outstanding, resp., with 4,900 in treasury June 30, 2009; 4,092,061 and 4,096,961shares issued and outstanding, resp., with 4,900 in treasury , Dec. 31, 2008	496	410
Additional paid-in capital	38,192,632	33,401,341
Stock subscriptions receivable, long-term (Note F)	(105,000)	(105,000)
Services prepaid with stock (Note I)	-	(36,750)
Accumulated deficit	(38,638,744)	(36,296,209)
Total Stockholders' Deficit (before treasury stock)	(550,616)	(3,036,208)
Less: Treasury stock, cost of 4,900 shares, $1.60 per share	(7,840)	(7,840)
Total Stockholders' Deficit	(558,456)	(3,044,048)
NONCONTROLLING INTEREST IN SUBSIDIARY	(67,939)	(67,939)
TOTAL STOCKHOLDERS’ DEFICIT	(626,395)	(3,111,987)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 668,423	$ 4,292,018

See accompanying notes to the financial statements (unaudited).

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)
Consolidated Statements of Operations
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
NET SALES	$ 140	$ 3,250	$ 35,918	$ 3,250
COST OF SALES	-	(250)	-	(250)
GROSS MARGIN	140	3,000	35,918	3,000
OPERATING EXPENSES
General and administrative	505,406	536,657	797,265	882,915
Selling and marketing	1,448	17,447	2,309	28,784
Research and development	25,352	-	25,352	68,393
Total Operating Expenses	532,206	554,104	824,926	980,092
LOSS FROM OPERATIONS	(532,066)	(551,104)	(789,008)	(977,092)
OTHER INCOME (EXPENSES)
Interest expense	(53,958)	(94,802)	(121,143)	(189,616)
Settlement income	190,524	-	190,524	-
Write off of debt	-	4,000	-	8,000
Other income	1,566	37,342	2,649	48,152
Total Other Income (Expenses)	138,132	(53,460)	72,030	(133,464)
LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(393,934)	(604,564)	(716,978)	(1,110,556)
Provision for income taxes	-	-	-	-
Loss attributable to non-controlling interest	-	-	-	-
NET LOSS BEFORE DISCONTINUED OPERATIONS	(393,934)	(604,564)	(716,978)	(1,110,556)
DISCONTINUED OPERATIONS
Net income from discontinued operations	237,199	284,277	171,672	385,396
Loss on sale of subsidiary	(1,347,229)	-	(1,347,229)	-
NET LOSS FROM DISCONTINUED OPERATIONS	(1,110,030)	284,277	(1,175,557)	385,396
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$ (1,503,964)	$ (320,287)	$ (1,892,535)	$ (725,160)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net loss per share, continuing operations	$ (0.09)	$ (0.15)	$ (0.17)	$ (0.28)
Net earnings (loss) per share, discontinued operations	(0.24)	0.07	(0.27)	0.10
Total net loss per share	$ (0.33)	$ (.08)	$ (0.44)	$ (0.18)
Weighted average common shares outstanding	4,573,461	3,991,399	4,342,661	3,962,381

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

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)
Consolidated Statements of Cash Flows (CONT’D)
(unaudited)

For the Six Months
Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$ 16,243	$ 9,340
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt written off to paid-in capital	$ 1,179,102	$ -
Stock issued for satisfaction of debt	$ 407,725	$ 9,750
Conversion of accounts payable to notes payable	$ -	$ 230,605

See accompanying notes to the financial statements (unaudited).

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

(unaudited)

A. BASIS OF PRESENTATION AND ORGANIZATION

On July 24, 2009, Natural Blue Resources, Inc. (formerly Datameg Corporation) (the Company) acquired 100% ownership in Natural Blue Resources, Inc. (Nevada) (NBR), and changed its name from Datameg Corporation to Natural Blue Resources, Inc. (Delaware) to reflect a change of control and new business direction. The Company has four subsidiaries: NetSymphony Corporation and QoVox Corporation, North Carolina corporations that the Company wholly owns; CASCommunications, Inc., a Florida corporation, of which the Company owns 40%; and Natural Blue Resources, Inc. (Nevada), which the Company wholly owns. On June 30, 2009, American Marketing & Sales, Inc., of which the Company acquired 100% ownership in December 2007, was sold under terms more fully disclosed in Note K. The primary business of American Marketing and Sales, Inc. was marketing and selling food service products and caterware. NetSymphony Corporation was incorporated on March 29, 2007 to take advantage of software-driven network assurance products and services, and its planning and staffing are in the formative stage. CASCommunications, Inc. is an inactive company that did not generate any revenue in 2008 and is not expected to generate any revenue in 2009. NBR engages in the business of exploring the excavation, purification and distribution of deep brackish water in the State of New Mexico.

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

The Company operates under the name of Natural Blue Resources, Inc. and trades under the symbol NTUR on the OTCBB. The Company’s active subsidiaries are NetSymphony Corporation and QoVox Corporation, both of which the Company wholly owns.As of June 30, 2009, the Company had a total of five full time employees, one part-time employee, and two part time independent contractors or consultants. Of these, two individuals serve in administrative and senior management capacities.

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

Fair Value of Financial Instruments:

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and notes payable are assumed to approximate fair value because of the relatively short maturity of these instruments. However, since the Company has been unable to pay its liabilities as they became due, significant discounts that cannot be estimated, may be appropriate for liabilities.

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

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133," SFAS No. 162, "The Hierarchy of GAAP Sources for Non-Governmental Entities," SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts," SFAS No. 164, "Not-for-Profit Entities: Mergers and Acquisitions—Including an amendment of FASB Statement No. 142," SFAS No. 165, "Subsequent Events," SFAS No. 166, "Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140," SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," and SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162," were recently issued. SFAS No. 161, 162, 163, 164, 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

F. STOCK SUBSCRIPTION RECEIVABLE, LONG-TERM

On March 5, 2004, the Company entered into a stock subscription agreement with a foreign investor to purchase 29,412 shares of the Company’s common stock at a purchase price of $17 per share. On April 1, 2004, the investor made an initial subscription payment of $80,000 and the Company issued and delivered the full 29,412 shares of restricted Common Stock to the investor with the understanding that the investor was sending the Company the $420,000 balance and a stock subscription receivable was duly recorded on the Company’s books in the amount of $420,000. On April 14, 2004, the investor notified the Company of the investor’s intent not to invest further in the Company. The Company offered to issue a new stock certificate in the amount of 4,706 shares to accommodate the $80,000 initial subscription payment in exchange for the investor’s return of the stock certificate issued and delivered to the investor on April 1, 2004 for the full share amount of 29,412 shares. The investor refused the Company’s exchange offer and has continued to refuse to return the stock certificate for 29,412 shares.

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

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

Six Months Ended June 30, 2009 and 2008

(unaudited)

G. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted loss per share calculations for the periods presented:

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net loss per share, continuing operations	$ (0.09)	$ (0.15)	$ (0.17)	$ (0.28)
Net earnings (loss) per share, discontinued operations	(0.24)	0.07	(0.27)	0.10
Total net loss per share	$ (0.33)	$ (.08)	$ (0.44)	$ (0.18)
Weighted average common shares outstanding	4,573,461	3,991,399	4,342,661	3,962,381

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
  Leonard J. Tocci is the representative of the Principal Shareholders (Leonard J. Tocci, Lynel J. Tocci, Leanne J. Whitney, and Linnea J. Clary) who are the former owners of all American Marketing shares and are now owners of the 15 million (pre-split) Datameg shares in escrow from their sale of American Marketing to Datameg Corporation in December 2007. The Principal Shareholders also hold a purchase money note ("Note") secured by all of the assets of American Marketing concerning an election to return the 15 million (pre-split) Datameg shares in favor of full payment of the purchase money note. As of December 31, 2008, the principal and interest due on the Note is approximately $5.4 Million consisting of a Note face amount of $4 Million and additional loans and accrued interest of approximately $1,418,000.

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
  Among other terms, Datameg received 1 million (pre-split) (restricted with piggy-back registration rights) common shares of Blue Earth in exchange for the transfer of American Marketing shares to Blue Earth. Datameg delivered to the Principal Shareholders from escrow 15 million (pre-split) Datameg common shares in exchange for (1) a complete release of Datameg and its directors and officers, etc. from further liability upon the Note and otherwise (2) the Principal Shareholders= written consent to the assumption of the Note by Blue Earth (3) Blue Earths= written assumption of the Note and (4) the Principal Shareholder’s and Blue Earth’s agreement to extend the term of the Note for one year.
  During the term of the extended Note, Mr. Tocci shall have the right to convert the principal and interest then due into Blue Earth (restricted with piggy-back registration rights) common shares at the price of $6 per share.
  For their assumption of the additional loans from American Marketing on the Note, Blue Earth was issued 50 Million (pre-split) unregistered Datameg common shares at the Closing.
  The Principal Shareholders released their security interest in NetSymphony Corporation stock and returned the stock certificate to Datameg.
  In consideration of their aforementioned acts and consents, Blue Earth delivered to the Principal Shareholders 400,000 (restricted with piggy-back registration rights) common shares of Blue Earth common shares.

The 50,000,000 (pre-split) shares of common stock issued to BESN had a value of $.045 (pre-split) per share ($2,25,000 total value). Just prior to the sale, the Company also issued to AMS an additional 12,000,000 (pre-split) shares of common stock at $.047 (pre-split) for total value of $564,000. The 1,000,000 shares received from BESN had a fair market value of $450,000 on the closing date, and represent a 3% ownership in BESN. As such, the BESN shares have been accounted for as an available for sale investment pursuant to SFAS 115. In May 2009, the Board declared that, once obtained, the 1,000,000 BESN shares would be distributed pro-rata to shareholders of record on May 29, 2009 as a property dividend. Thus, a dividend payable is reflected in the June 30, 2009 balance sheet as a current liability. The sale of AMS resulted in a book loss for the Company of $1,347,229.

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

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

Six Months Ended June 30, 2009 and 2008

(unaudited)

L. SUBSEQUENT EVENTS (CONT’D)

  Pursuant to board resolutions of the Company and NBR, the shareholders of NBR have exchanged their rights to receive 44,661,585 (post-split) common shares for 44,356,598 (post-split) of the Company's restricted common stock to be issued by the Company’s Transfer Agent, resulting in a change of control whereby NBR’s former shareholders now own ninety percent (90%) of the post reverse stock split issued and outstanding capital stock of the Company. After the issuance of stock by the Transfer Agent, the Company’s total issued and outstanding stock will be 49,285,109 (post-split) shares.
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

PLAN OF OPERATION

Natural Blue Resources, Inc. (Delaware parent) (‘the Company’) (formerly Datameg Corporation) sold its operating subsidiary, American Marketing and Sales, Inc. ("AMS") on June 30, 2009, and underwent a change of control on July 24, 2009. New management is in the process of reassessing its subsidiary assets, their markets, and their operations and is evaluating complementary acquisitions.

NATURAL BLUE RESOURCES, INC. (Nevada subsidiary) ("Natural Blue," "NBR")

On July 24, 2009, the Company acquired 100% ownership in Natural Blue Resources, Inc. (Nevada), and changed its name from Datameg Corporation to Natural Blue Resources, Inc. (Delaware) to reflect this change of control and new business direction. Natural Blue is engaged in the business of exploring the excavation, purification and distribution of deep brackish water in the State of New Mexico. Water is a precious commodity in New Mexico, as it is throughout the Southwest. Increasing populations, development, and arid conditions will continue to place a strain on existing water supplies. New water sources must be developed or communities in New Mexico and the Southwest will be faced with potentially insurmountable consequences. Natural Blue intends to develop "deep water" in New Mexico as a new source of badly-needed water. "Deep water" means water in an aquifer that (a) does not co-mingle with any regular groundwater aquifer, (b) the top confining layer of the aquifer is located more than 2500 feet below the surface, and (c) the quality of the water is poor (i.e., "brackish" or in need of desalination before it is drinkable or "potable"). Water qualifies as "deep water" only if all three criteria are met. Natural Blue has strategically positioned itself to access "deep water" in appropriate areas. Utilizing state-of-the-art technology, financial resources, and knowledgeable management, Natural Blue intends to develop this new water source in an environmentally-friendly, "green" approach that will benefit the state and its citizens in a visionary manner. There is no guarantee of the quantity or quality of water that will be encountered during drilling.

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

CasCommunications

We own 40% of CasCommunications, an inactive development stage entity. We do not expect CasCommunications to generate any revenue in 2009. The Company is exploring options concerning its plans with CasCommunications.

Liquidity and Capital Resources

Due to the sale of American Marketing and Sales, Inc. and the change of control with Natural Blue Resources, Inc. (Nevada), current cash on hand and projected cash on hand is not adequate to execute our plan of operation for NetSymphony’s or QoVox's operations. AMS is unlikely to make additional loans to support their operation. Given the losses incurred to date and the lack of substantial revenue generated, we have little or no access to conventional debt markets. Funding to support both short and midterm requirements for product development and launch may be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from customer revenue in the future. Until the Company’s products generate significant revenue from a customer, future cash flows cannot be meaningfully projected.

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

RESULTS OF OPERATIONS

For the three and six months ended June 30 2009, the Company incurred a loss from operations of $532,066 and $789,008, respectively, compared with a loss from operation of $551,104 and $977,092 for the three and six months ended June 30, 2008, respectively. We recognized an overall net loss from continuing operations of $393,934 and $716,978 for the three and six months ended June 30, 2009, respectively, as compared to an overall net loss from continuing operations of $604,564 and $1,110,556 for the three and six months ended June 30, 2008, respectively. The decrease in losses is attributable to our diligent cost-cutting, settlement of outstanding liabilities, and avoidance of new litigation. Cash on hand was $160,030 as of June 30, 2009, compared with $398,978 as of December 31, 2008. NetSymphony and QoVox continue to struggle with product development, particularly in the current financial climate. All potential customers have delayed trials of the NetSymphony’s Maestro VoIP testing system and it is not expected that serious trials by any potential customer will begin earlier than the third quarter of 2009. American Marketing and Sales, Inc. generated consistent profits, with a net income of $237,199 and $171,672 for the three and six months ended June 30, 2009 and 2008, respectively, as compared to $284,277 and $385,396 for the same periods in 2008, as reported in discontinued operations due to the sale of AMS on June 30, 2009. The Company incurred a loss on the sale of $1,347,229.

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

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to December 31, 2007 and prior to the acquisition of American Marketing and Sales, Inc., we generated approximately $135,000 in total revenue and accumulated a net loss of approximately $37 million. These losses were principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. NetSymphony and QoVox Corp. generated only minimal revenues during the six months ended June 30, 2009 and 2008.

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

Technological Obsolescence. Network monitoring and performance assurance technology is rapidly evolving and highly competitive. We cannot assure you that our research and product development efforts will remain up-to-date given research efforts and technological actiities of others, including initiatives and activities of governments, major research facilities and other corporations, nearly all of which enjoy far greater resources than we do.

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

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s unregistered sale of equity securities during the reporting period was as follows:
Date	Investor	Value(B)	Consideration	Number of Shares	Exemption

4/4/2009	Dan Ference	$200,900	Services	41,000	Sec. 4(2)
5/28/2009	John O'Connell	$14,100	Services	3,000	Sec. 4(2)
5/28/2009	Chris Hermstedt	$23,500	Services	5,000	Sec. 4(2)
5/28/2009	Byron Collier	$11,750	Services	2,500	Sec. 4(2)
5/28/2009	Patrick Glennon	$11,750	Services	2,500	Sec. 4(2)
5/28/2009	Renee Zeh	$11,750	Services	2,500	Sec. 4(2)
5/28/2009	Chris Lanning	$4,700	Services	1,000	Sec. 4(2)
5/28/2009	American Marketing	$564,000	BESN shares (A)	120,000	Sec. 4(2)
5/28/2009	Neil Gordon	$47,000	Services	10,000	Sec. 4(2)
5/28/2009	Gerald Bellis	$47,000	Services	10,000	Sec. 4(2)
5/28/2009	Paul Michael Vuksich	$47,000	Services	10,000	Sec. 4(2)
5/28/2009	Kim McIntosh	$11,750	Services	2,500	Sec. 4(2)
5/28/2009	Heather McIntosh	$11,750	Services	2,500	Sec. 4(2)
6/22/2009	Blue Earth Solutions, Inc.	$2,250,000	Note Assumption (A)	500,000	Sec. 4(2)
Totals		$3,256,950		712,500

  Blue Earth Solutions, Inc. (BESN) received 500,000 shares pursuant to the purchase of American Marketing & Sales, Inc. (AMS). In contemplation of its sale of AMS to BESN, the Company issued 120,000 shares to AMS, which flowed through to BESN due to BESN’s subsequent purchase of AMS, thereby impacting the purchase price of AMS and the resulting loss on the sale.
  Services value given at closing market price without application of reduced value as restricted shares and mandatory 10 to 1 dilution per binding share exchange contract with Natural Blue Resources, Inc. Non service values given at closing market price rather than restricted share bargained for price.

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