Form 10-Q/A
period 2009-06-30
NATURAL BLUE RESOURCES, INC.
filed 2009-11-09
CIK 716749

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

[ ] Yes [x] No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 49,285,109 and 49,280,209 shares of common stock issued and outstanding, respectively, as of November 5, 2009. Of the issued shares, 4,900 were repurchased by the Company and are being held in treasury for reissuance in the future.

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

This Form 10Q/A and its financial statements report a change in closing date for the Company’s sale of American Marketing & Sales, Inc. from June 30, 2009 to July 1, 2009.

INDEX

Natural Blue Resources, Inc.

(formerly Datameg Corporation)

Consolidated Financial Statements (unaudited)

For the Three and Six Months Ended June 30, 2009 and 2008

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)
Consolidated Balance Sheets
	June 30,	December 31,
	2009	2008
ASSETS	(unaudited, restated Note M)
CURRENT ASSETS
Cash and cash equivalents	$ 160,030	$ 398,978
Stock subscriptions receivable, current (Note I)	-	3,000
Accounts receivable, net	28,325	1,250,973
Inventory (Note C)	27,465	310,186
Prepaid expenses	-	9,540
Total Current Assets	215,820	1,972,677
PROPERTY AND EQUIPMENT - NET (Note L)	2,603	2,319,341
OTHER ASSETS
Assets of subsidiary held for sale (Note K)	4,784,236	-
TOTAL ASSETS	$ 5,002,659	$ 4,292,018
LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 971,363	$ 2,362,979
Due to related parties (Note D)	6,850	12,200
Liabilities of subsidiary held for sale (Note K)	1,441,007	-
Judgments payable (Note H)	-	455,000
Notes payable, current portion (Note E)	4, 226,605	364,329
Total Current Liabilities	6,645,825	3,194,508
NOTES PAYABLE - LONG-TERM PORTION (Note E)	-	4,209,497
TOTAL LIABILITIES	6,645,825	7,404,005
STOCKHOLDERS' DEFICIT (Note I)
Common stock, $0.0001 par value; 493,000,000 shares authorized, 4,307,861 and 4,302,961 shares issued and outstanding, resp., with 4,900 in treasury June 30, 2009; 4,096,961 and 4,092,061 shares issued and outstanding, resp., with 4,900 in treasury , Dec. 31, 2008	430	410
Additional paid-in capital	35,378,698	33,401,341
Stock subscriptions receivable, long-term (Note F)	(105,000)	(105,000)
Services prepaid with stock (Note I)	-	(36,750)
Accumulated deficit	(36,841,515)	(36,296,209)
Total Stockholders' Deficit (before treasury stock)	(1,567,387)	(3,036,208)
Less: Treasury stock, cost of 4,900 shares, $1.60 per share	(7,840)	(7,840)
Total Stockholders' Deficit	(1,575,227)	(3,044,048)
NONCONTROLLING INTEREST IN SUBSIDIARY	(67,939)	(67,939)
TOTAL STOCKHOLDERS’ DEFICIT	(1,643,166)	(3,111,987)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 5,002,659	$ 4,292,018
See accompanying notes to the financial statements (unaudited.
NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)
Consolidated Statements of Operations
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(restated Note M)		(restated Note M)
NET SALES	$ 140	$ 3,250	$ 35,918	$ 3,250
COST OF SALES	-	(250)	-	(250)
GROSS MARGIN	140	3,000	35,918	3,000
OPERATING EXPENSES
General and administrative	505,406	536,657	797,265	882,915
Selling and marketing	1,448	17,447	2,309	28,784
Research and development	25,352	-	25,352	68,393
Total Operating Expenses	532,206	554,104	824,926	980,092
LOSS FROM OPERATIONS	(532,066)	(551,104)	(789,008)	(977,092)
OTHER INCOME (EXPENSES)
Interest expense	(53,958)	(94,802)	(121,143)	(189,616)
Settlement income	190,524	-	190,524	-
Write off of debt	-	4,000	-	8,000
Other income	1,566	37,342	2,649	48,152
Total Other Income (Expenses)	138,132	(53,460)	72,030	(133,464)
LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(393,934)	(604,564)	(716,978)	(1,110,556)
Provision for income taxes	-	-	-	-
Loss attributable to non-controlling interest	-	-	-	-
NET LOSS BEFORE DISCONTINUED OPERATIONS	(393,934)	(604,564)	(716,978)	(1,110,556)
DISCONTINUED OPERATIONS
Net income from discontinued operations	237,199	284,277	171,672	385,396
NET INCOME FROM DISCONTINUED OPERATIONS	237,199	284,277	171,672	385,396
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$ (156,735)	$ (320,287)	$ (545,306)	$ (725,160)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net loss per share, continuing operations	$ (0.09)	$ (0.15)	$ (0.17)	$ (0.28)
Net earnings per share, discontinued operations	0.06	0.07	0.04	0.10
Total net loss per share	$ (0.03)	$ (.08)	$ (0.13)	$ (0.18)
Weighted average common shares outstanding	4,193,061	3,991,399	4,182,161	3,962,381
See accompanying notes to the financial statements (unaudited.
NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:	(restated Note M)
Net loss	$ (545,306)	$ (725,160)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	353,217	274,362
Settlement income	(190,524)	(10,000)
Stock issued for services	242,050	142,875
Stock option vesting expense	-	60,000
Debt write-off	-	(8,000)
Amortization of services prepaid with stock	36,750	-
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	89,533	283,814
Decrease in inventory	90,601	34,266
(Increase) decrease in prepaid expenses	2,340	(9,540)
Decrease in deposits	-	7,218
Increase in accounts payable and accrued expenses	1,135,693	1,130,387
Decrease in judgments payable	(20,000)	-
Decrease in due to related parties	(5,350)	-
Net Cash Provided by Operating Activities	1,189,004	1,180,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash in subsidiary held for sale	(712,821)	-
Purchase of long-term certificates of deposit	(200,000)	-
Proceeds from long-term certificates of deposit	100,000	-
Purchase of investment in available-for-sale securities	(276,000)	-
Purchases of fixed assets	(399,460)	(143,436)
Net Cash Used in Investing Activities	(1,488,281)	(143,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	151,500	65,000
Principal payments on notes payable	(91,171)	(56,619)
Payment of dividends	-	(373,548)
Net Cash Provided by (Used in) Financing Activities	60,329	(365,167)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(238,948)	671,619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	398,978	49,086
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 160,030	$ 720,705

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)
Consolidated Statements of Cash Flows (CONT’D)
(unaudited)

For the Six Months
Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:	(restated Note M)
Cash paid for interest	$ 26,358	$ 9,340
Cash paid for income taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt written off to paid-in capital	$ 1,179,102	$ -
Stock issued for satisfaction of debt	$ 407,725	$ 9,750
Conversion of accounts payable to notes payable	$ -	$ 230,605
See accompanying notes to the financial statements (unaudited).

 NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009 and 2008

(unaudited)

A. BASIS OF PRESENTATION AND ORGANIZATION

As of June 30, 2009, the Company had three wholly owned subsidiaries: American Marketing & Sales, a Massachusetts corporation, NetSymphony Corporation, a North Carolina corporation, and QoVox Corporation, a North Carolina corporation. The Company also owns 40% of CASCommunications, Inc., an inactive Florida corporation.

On July 1, 2009, American Marketing & Sales, Inc., of which the Company acquired 100% ownership in December 2007, was sold under terms more fully disclosed in Note K. The primary business of American Marketing & Sales, Inc. is marketing and selling food service products and caterware.

NetSymphony Corporation was incorporated on March 29, 2007 seeking to participate in the market for software-driven network assurance products and services. NetSymphony has developed their Maestro System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types. NetSymphony announced its first product sales in the first quarter of 2008, resulting in $3,520 gross revenues during 2008, and $350 during the six months ended June 30, 2009. NetSymphony has no current customers or customer trials.

QoVox provides consulting service to NetSymphony on a work for hire basis. Any revenues generated by QoVox or expenses incurred by NetSymphony as a result of this arrangement will be eliminated in consolidation. On August 1, 2008, QoVox licensed the use of certain residual software it developed to NetSymphony. During the six months ended June 30, 2009 and 2008, QoVox generated revenues of $35,568 and $0, respectively. QoVox has no current customers or customer trials.

CASCommunciation has been an inactive Florida corporation since October 1, 2004. CASCommunications had no recorded assets as of June 30, 2009 or December 31, 2008, and had a loss before minority interest of $0 for the six months ended June 30, 2009 and 2008 due to the absence of activity. No consolidated assets are collateral for liabilities of CASCommunications. The Company has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of June 30, 2009.

These consolidated financial statements reflect those of Natural Blue Resources, Inc., (formerly Datameg Corporation), American Marketing & Sales, Inc., NetSymphony Corporation, QoVox Corporation, and CASCommunications, Inc. In accordance with ASC Topic 810 (FIN 46R), the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

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

Capital Structure:

The Company’s voting common stock is comprised of 4,307,861 and 4,302,961 shares issued and outstanding, respectively, as of June 30, 2009. Of the issued shares, 4,900 were repurchased by the Company and are being held in treasury for reissuance in the future. The Company has authorized 493,000,000 shares of common stock with par value of $.0001.

Revenue Recognition:

American Market & Sales, Inc.

The Company recognizes revenue from product sales in accordance with ASC Topic 605 (SAB Topic 13), which requires recognition when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and payment is reasonably assured. The Company has determined that these criteria have been met upon shipment, and recognizes revenue at that point. Pursuant to ASC Topic 450 (SFAS No. 5), the Company has examined collection history, financial conditions of clients, and general economic conditions and determined that it is not necessary to set an allowance for doubtful accounts, which have historically not been significant.

NetSymphony Corporation and QoVox Corporation

The Company might derive revenue from three potential sources: (1) system hardware component sales revenue, (2) software license revenue, and (3) services and maintenance and right to use revenue, which include support, maintenance, right to use fees and consulting.  Revenue on system hardware component sales is recognized upon delivery to and acceptance by the customer.  Software license revenue recognition is substantially governed by the provisions of ASC 985 (SOP 97-2). The Company exercises judgment and uses estimates in connection with the determination of the amount of software license and services revenue to be recognized in each accounting period.  For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes revenue when: (1) it enters into a legally binding arrangement with a customer for the license of software; (2) it delivers the products or performs the services; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; (4) collection is probable, and (5) vendor specific objective evidence (VSOE) of fair value exists to allocate the total fee among all delivered and undelivered elements in the arrangement.

Multiple Element Arrangements:

The Company typically enters into arrangements with customers that include perpetual software licenses, system hardware, maintenance, and right to use fees. Software licenses are sold on a per copy basis. Per copy licenses give customers the right to use a single copy of licensed software for exclusive use on the Company’s system hardware. Assuming all other revenue recognition criteria are met, license revenue is recognized upon delivery using the residual method. Under the residual method, the Company allocates and defers revenue for the undelivered elements, based on VSOE of fair value, and recognizes the difference between the total arrangement fee and the amount deferred for the undelivered elements as revenue. The determination of fair value of each undelivered element in multiple element arrangements is based on the price charged when the same element is sold separately. If sufficient evidence of fair value cannot be determined for any undelivered item, all revenue from the arrangement is deferred until VSOE of fair value can be established or until all elements of the arrangement have been delivered. If the only undelivered element is maintenance and technical support for which the Company cannot establish VSOE, the Company will recognize the entire arrangement fees ratably over the maintenance and support term.

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

Software Development Costs:

ASC Topic 985 (SFAS No. 86) requires capitalization of certain software development costs subsequent to the establishment of technological feasibility and readiness of general release. The Company has, but does not currently, licensed from a third party the use of certain software that it utilizes in its products. These computer software license fees are expensed as incurred.

Income Taxes:

The Company, a C-Corporation, accounts for income taxes under ASC Topic 740 (SFAS No. 109). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The principal differences are net operating losses, startup costs and the use of accelerated depreciation methods to calculate depreciation expense for income tax purposes.

Comprehensive Income:

ASC Topic 220 (SFAS No. 130) establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Entities that do not have items of other comprehensive income in any period presented are not required to report comprehensive income. Accordingly the Company has not made any such disclosure in the statements presented herein. Per Note K, the Company has purchased an available-for-sale security that will be subject to this reporting in future periods.

Earnings Per Common Share:

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260 (SFAS No. 128), which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by any convertible preferred dividends; the after-tax amount of interest recognized in the period associated with any convertible debt; and any other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. The Company also considers the potential effects of the exercise of options and warrants outstanding during the reporting period. Due to the Company’s continuing net losses, potentially dilutive securities have historically had an antidilutive effect on EPS. Accordingly, basic and diluted EPS are the same.

Recently Issued Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Recently Issued Accounting Pronouncements (cont’d)

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events," SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140," SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)," and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162," were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Segment Information:

ASC Topic 280 (SFAS No. 131) requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. American Marketing and Sales, Inc. (AMS) is considered a separately reportable business segment that meets the ’Single Industry Dominance’ test, which eliminates the segment disclosure requirements if the segment accounts for 90% or more of the combined revenue, reported profit, and assets. The revenues, profits, and assets reported in the consolidated financial statements are primarily those of AMS. The assets and liabilities of AMS have been segregated as held for sale on the balance sheet, and the operations of AMS for the six months ended June 30, 2009 have been reported as discontinued operations in the statements of operations due to its sale on July 1, 2009 (Note K). Neither Natural Blue Resources, Inc. nor its remaining subsidiaries qualifies as a separately reportable business segment.

C. INVENTORY

AMS produces caterware for the food service industry via an intense heat injection molding process using Polystyrene/Polypropylene recycled resins. The raw materials and finished goods are produced and held by two third-party manufacturing plants, from where they are shipped to customers across the nation. AMS does not enter into long-term contracts and generally experiences a high inventory turnover ratio while maintaining minimal quantities on-hand in the warehouses. AMS inventory of $192,120 is included in assets of subsidiary held for sale on the balance sheet (Note K). QoVox’s and NetSymphony’s inventory consists of various components of its network assurance telecommunications system held for specific sale-on-approval contracts. Inventory at June 30, 2009 and December 31, 2008 was as follows:
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

E. NOTES PAYABLE

	Principal balance	Principal balance
	June 30, 2009	December 31, 2008

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

On July 1, 2008, QoVox entered into a promissory note with one of its consultants for $230,605, which represents past-due fees previously included in accounts payable. Payment terms stated therein require monthly installments of $1,000 paid to the consultant the last day of each month commencing July 31, 2008 through December 31, 2008; $2,000 per month January through September 2009; and $3,000 per month thereafter until the remaining balance is paid. QoVox made $3,000 in principal payments during 2008, and $1,000 in February 2009, resulting in payable balances of $226,605 and $227,605 at June 30, 2009 and December 31, 2008, respectively. QoVox is currently in default, so the principal balance has been reflected as a current liability in accordance with the promissory note terms. Interest at 8% resulted in accrued interest of $18,215 and $9,171 at June 30, 2009 and December 31, 2008, respectively, which is included in accounts payable and accrued expenses. Interest expense of $9,044 was recorded during the six months ended June 30, 2009.

	226,605	227,605

In May 2007, American Marketing and Sales, Inc. entered into a note payable with Flagship Bank of Leominster, MA for $400,000. The note accrues interest at prime less .75% (approximately 6.5%), carries monthly payments that annually total of $93,918, and matures in May 2012. Interest expense of $16,243 and $9,340 was recorded during the six months ended June 30, 2009 and 2008, respectively. The note’s principal balance at December 31, 2008 was $278,721. The June 30, 2009 balance of $245,226 is included in net liabilities of subsidiary held for sale on the balance sheet. The note was assumed by the purchaser of American Marketing and Sales, Inc., as described in Note K.

	-	278,721

As part of the purchase of American Marketing and Sales, Inc., (AMS), the Company entered into a $4 million note secured by the assets and stock of AMS and payable to the former stockholders of AMS. The note provides for increases to principal for loans made by AMS to the Company or its subsidiaries up to $500,000. To raise the cap on additional loans up to $1 million from AMS, the Company entered into a stock pledge agreement with the former stockholders, pledging its stock in NetSymphony. At the time of the pledge agreement, NetSymphony assets were valued at $0. The note accrues interest at 6% and the entire note balance, including accrued interest, is due and payable on December 7, 2009. Accrued interest of $360,000 and $240,000 at June 30, 2009 and December 31, 2008, respectively, is included in accounts payable and accrued expenses. Interest expense of $120,000 was recorded for each of the six months ended June 30, 2009 and 2008. On July 1, 2009 and pursuant to the sale of American Marketing and Sales, Inc., this loan and its accrued interest were assumed by the purchaser (Note K).

	4,000,000	4,000,000
Total notes payable	4,226,605	4,573,826
Less current portion	(4,226,605)	(364,329)
Total notes payable – long-term	$ -	$ 4,209,497

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

G. NET LOSS PER COMMON SHARE

As required by ASC Topic 260 (SFAS No. 128), the following is a reconciliation of the basic and diluted loss per share calculations for the periods presented:

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net loss per share, continuing operations	$ (0.09)	$ (0.15)	$ (0.17)	$ (0.28)
Net earnings (loss) per share, discontinued operations	0.06	0.07	0.04	0.10
Total net loss per share	$ (0.03)	$ (.08)	$ (0.13)	$ (0.18)
Weighted average common shares outstanding	4,193,061	3,991,399	4,182,161	3,962,381

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

I. STOCKHOLDERS’ EQUITY

On July 24, 2009, the Company effected a 1 for 100 reverse stock split that has been retroactively reflected in the financial statements and accompanying notes.

On June 30, 2009, an officer of the Company and the Company’s legal counsel (who is also a shareholder) forgave debts owed to them by the Company totaling $1,179,102, which amounts were written off to additional paid-in capital.

In May 2009, the Company issued 51,500 shares of common stock at $4.70 per share for services valued at $242,050.

In April 2009, an officer of QoVox (who is also a shareholder) forgave debts owed to him totaling $127,725. In conjunction with the debt forgiveness, the Company also cancelled 62,500 (post-split) options owned by the officer, which were valued at $143,750 on the cancellation date. Since the transaction was with a related party, the offsetting amounts were recorded as additional paid-in capital.

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

J. GOING CONCERN, OPERATING LOSS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At June 30, 2009 and December 31, 2008, current liabilities exceeded current assets by $4,988,998 (excluding liabilities of subsidiary held for sale) and $1,221,831, respectively. The ability of the Company to continue as a going concern is dependent upon the Company’s ability post change of control to define and achieve its business objectives and the success of its future operations.

K. SUBSEQUENT EVENTS

Sale of Subsidiary

On July 1, 2009, the Company completed the sale of its wholly owned subsidiary, American Marketing & Sales, Inc., to Blue Earth Solutions, Inc. ("Blue Earth" or "BES") pursuant to the following terms:

  On March 18, 2009, the Company ("Seller") entered into a Stock Purchase Agreement and purchase money promissory note Assignment and Assumption Agreement incident to its proposed sale of its wholly owned subsidiary American Marketing & Sales, Inc., a Massachusetts corporation ("AMS") to Blue Earth Solutions, Inc., a Nevada corporation ("Buyer").
  The sale was subject to the consent of a majority of Company’s shareholders which consent was obtained.
  Leonard J. Tocci is the representative of the Principal Shareholders (Leonard J. Tocci, Lynel J. Tocci, Leanne J. Whitney, and Linnea J. Clary) who are the former owners of all AMS shares and are now owners of the 15 million (pre-split) Company shares in escrow from their sale of AMS to the Company in December 2007. The Principal Shareholders also hold a purchase money note ("Note") secured by all of the assets of AMS concerning an election to return the 15 million (pre-split) Company shares in favor of full payment of the purchase money note. As of December 31, 2008, the principal and interest due on the Note is approximately $5.4 Million consisting of a Note face amount of $4 Million and additional loans and accrued interest of approximately $1,418,000.
  The purchase of AMS was made pursuant to a Stock Purchase Agreement. The Stock Purchase Agreement contained, among other things, representations and warranties of the aforementioned Parties and covenants of the Companies.
  Among other terms, the Company received 1 million (restricted with piggy-back registration rights) common shares of Blue Earth in exchange for the transfer of AMS shares to Blue Earth. Company delivered to the Principal Shareholders from escrow 15 million (pre-split) Company common shares in exchange for (1) a complete release of Company and its directors and officers, etc. from further liability upon the Note and otherwise (2) the Principal Shareholders’ written consent to the assumption of the Note by Blue Earth (3) Blue Earth’s written assumption of the Note and (4) the Principal Shareholder’s and Blue Earth’s agreement to extend the term of the Note for one year.
  During the term of the extended Note, Mr. Tocci shall have the right to convert the principal and interest then due into Blue Earth (restricted with piggy-back registration rights) common shares at the price of $6 per share.
  For their assumption of the additional loans from AMS on the Note, Blue Earth was issued 50 Million (pre-split) unregistered Company common shares at the Closing.
  The Principal Shareholders released their security interest in NetSymphony Corporation stock and returned the stock certificate to the Company.
  In consideration of their aforementioned acts and consents, Blue Earth delivered to the Principal Shareholders 400,000 (restricted with piggy-back registration rights) common shares of Blue Earth common shares.

The 50,000,000 (pre-split) shares of common stock issued to BES had a value of $.045 (pre-split) per share ($2,250,000 total value). Just prior to the sale, the Company also issued to AMS an additional 12,000,000 (pre-split) shares of common stock at $.047 (pre-split) for total value of $564,000. The 1,000,000 shares received from BES had a fair market value of $450,000 on the closing date, and represent a 3% ownership in BES. As such, the BES shares will be accounted for as an available for sale investment pursuant to ASC Topic 320 (SFAS 115). In May 2009, the Board declared that, once obtained, the 1,000,000 BES shares would be distributed pro-rata to shareholders of record on May 29, 2009 as a property dividend subject to the compliance of such a distribution with Delaware’s minimum capitalization requirements. However, minimum capitalization requirements did not permit the distribution to be made, so the dividend declaration was not reported at June 30, 2009. The sale of AMS resulted in a book loss for the Company of $1,347,229.

The assets and liabilities of AMS reported as held for sale at June 30, 2009 are comprised of the following:
Assets		Liabilities
Account	Amount	Account	Amount
Cash and equivalents	$ 712,821	Accounts payable and accrued expenses	$ 1,195,781
Accounts receivable, net	1,133,113	Notes payable, current	35,729
Inventory	192,120	Notes payable, long-term	209,497
Property, plant, equipment	3,515,825	Total Liabilities	$ 1,441,007
Accumulated depreciation	(1,152,843)
Prepaid expenses	7,200
Certificates of deposit, l/t	100,000
Available-for-sale securities	276,000
Total Assets	$ 4,784,236

Purchase of Subsidiaries

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
  As of July 24, 2009, the Company owns all of NBR’s issued and outstanding stock, making NBR a wholly owned subsidiary of the Company.

Pursuant to the aforementioned Share Exchange Agreement and board resolutions, the former shareholders of NBR beneficially own ninety percent (90%) of the post reverse stock split issued and outstanding capital stock of the Company as of July 24, 2009. The Company owns all of NBR’s issued and outstanding stock. NBR is a wholly owned subsidiary of the Company. Pursuant to the Share Exchange Agreement, designees of NBR shall be appointed to serve the vacant unexpired terms of office of former members of Datameg's Board of Directors.

On August 14, 2009 NBR completed the acquisition of Eco Wave, LLC ("Eco Wave"). Eco Wave holds the exclusive worldwide (less South Korea) use and manufacturing license to patents for waste treatment and water purification for the intended use by the Company and its potential customers. The Licensor owns certain Patent Rights and Technology Rights related to Microwave Technology. The technology is currently in use in waste treatment plants and operating on a commerce scale in South Korea.

NetSymphony’s Maestro System is currently being evaluated by PrismOne in Orlando, Florida for new management. QoVox and NetSymphony’s North Carolina operations are under review.

The Company has evaluated subsequent events from the balance sheet date through November 5, 2009.
L. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (excluding AMS’s net property and equipment of $2,362,982 included in net assets of subsidiary held for sale on the balance sheet) :

	June 30,	December 31,
	2009	2008
Equipment	$ 54,062	$ 81,220
Furniture	10,893	13,806
Automobiles	-	66,682
Capital Leases	35,100	35,100
Tooling Molds	-	3,019,612
Total property and equipment	100,055	3,216,420
Less: accumulated depreciation	(97,452)	(897,079)
Property and equipment, net	$ 2,603	$ 2,319,341

Depreciation expense totaled $353,217 and $274,362 for the six months ended June 30, 2009 and 2008, respectively, of which $351,850 and $272,993, respectively, is attributable to American Marketing and Sales, Inc. and has therefore been reported in discontinued operations on the statement of operations.

M. RESTATEMENT

The accompanying financial statements report the effects of the change in closing date of the Company’s sale of American Marketing & Sales, Inc. (AMS) to Blue Earth Solutions, Inc. from June 30, 2009 to July 1, 2009. The June 30, 2009 financial statements as previously reported did not include the assets and liabilities of AMS, and the loss on the sale of AMS was previously reported as part of the Company’s discontinued operations. With the change in closing date, the AMS assets and liabilities are required to be consolidated with the Company as of June 30, 2009, while the loss on the sale of AMS is to be reported as of July 1, 2009 and is not to be included in the Company’s net loss for the three and nine months ended June 30, 2009. Differences between the original and restated balance sheet and statement of operations (including loss per share amounts) are as follows:
	Previously
Account	Reported	Restated	Difference	Note
Balance Sheet
Assets:
Investment in available for sale securities	$ 450,000	$ -	$ 450,000	(1)
Assets of subsidiary held for sale	-	4,784,236	(4,784,236)	(2)
Liabilities:
Accounts payable and accrued expenses	611,363	971,363	(360,000)	(3)
Dividends payable	450,000	-	450,000	(1)
Liabilities of subsidiary held for sale	-	1,411,007	(1,411,007)	(2)
Notes payable, current portion	226,605	4,226,605	(4,000,000)	(3)
Stockholders' Deficit:
Common stock	496	430	66	(4)
Additional paid-in capital	38,192,632	35,378,698	2,813,934	(4)
Accumulated deficit	(38,638,744)	(36,841,515)	(1,797,229)	(1) (5)
Statement of Operations
Discontinued Operations:
Loss on sale of subsidiary (3 and 6 months
ended June 30, 2009)	$ (1,347,229)	$ -	$ (1,347,229)	(5)
Net earnings (loss) per share (3 months
ended June 30, 2009)	$ (0.24)	$ 0.06	$ (0.30)	(5)
Net earnings (loss) per share (6 months
ended June 30, 2009)	$ (0.27)	$ 0.04	$ (0.31)	(5)

(1) As a result of the sale of AMS, the Company acquired 1,000,000 shares of Blue Earth stock, receipt of which was contingent upon the closing of the sale. In May 2009, the Board declared, once obtained, the Blue Earth shares would be distributed to the Company's stockholders as a property dividend if allowed by Delaware law. However, Delaware minimum capitalization requirements did not permit the distribution to be made, so the declaration was rescinded.

(2) The assets and liabilities of AMS have been reported as held for sale. The components are itemized in Note K.

(3) The $4,000,000 note payable by the Company to former key shareholders of AMS, along with $360,000 in accrued interest, was assumed by Blue Earth upon the closing the sale of AMS.

(4) The following stock issuances occurred upon the sale's closing:

	Common	Additional	Total
Stock Issuance	Stock	Paid-In Capital	Value
500,000 shares issued to Blue Earth	50	$ 2,249,950	$ 2,250,000
120,000 shares issued to AMS	12	563,988	564,000
41,000 shares issued to a Company officer	4	(4)	-
Total	66	$ 2,813,934	$ 2,814,000

(5) The Company is not permitted to record a loss on the sale of a subsidiary until the period of the sale. Removal of the $1,347,229 loss on sale resulted in a $.30 and $.31 decrease in loss per share for the three and six months ended June 30, 2009, respectively.

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

PLAN OF OPERATION

Natural Blue Resources, Inc. (Delaware parent) (’the Company’) (formerly Datameg Corporation) sold its operating subsidiary, American Marketing and Sales, Inc. ("AMS") on July 1, 2009, and underwent a change of control on August 24, 2009. In anticipation of this transaction, the Company filed an amendment to its Articles of Incorporation on June 18, 2009 changing its name to Natural Blue Resources, Inc. New management is in the process of reassessing its subsidiary assets, their markets, and their operations and is evaluating complementary acquisitions.

NATURAL BLUE RESOURCES, INC. (Nevada subsidiary) ("Natural Blue" or "NBR")

On July 24, 2009, the Company acquired 100% ownership in Natural Blue Resources, Inc. (Nevada) Natural Blue is engaged in the business of exploring the excavation, purification, and distribution of deep brackish water in the State of New Mexico. Water is a precious commodity in New Mexico, as it is throughout the Southwest. Increasing populations, development, and arid conditions will continue to place a strain on existing water supplies. New water sources must be developed or communities in New Mexico and the Southwest will be faced with potentially insurmountable consequences. Natural Blue intends to develop "deep water" in New Mexico as a new source of badly-needed water. "Deep water" means water in an aquifer that (a) does not co-mingle with any regular groundwater aquifer, (b) the top confining layer of the aquifer is located more than 2500 feet below the surface, and (c) the quality of the water is poor (i.e., "brackish" or in need of desalination before it is drinkable or "potable"). Water qualifies as "deep water" only if all three criteria are met. Natural Blue has strategically positioned itself to access "deep water" in appropriate areas. Utilizing state-of-the-art technology, financial resources, and knowledgeable management, Natural Blue intends to develop this new water source in an environmentally-friendly, "green" approach that will benefit the state and its citizens in a visionary manner. There is no guarantee of the quantity or quality of water that will be encountered during drilling.

SERVICE ASSURANCE SYSTEMS PRODUCTS AND SERVICES FOR NETWORK OPERATORS IN THE TELECOMMUNICATIONS INDUSTRY

The Company is a holding company, but through its subsidiary, NetSymphony Corporation, is also a technology company focused on providing service assurance systems products and services for network operators in the telecommunications industry. Our target customers are telecom operators and cable operators worldwide. We focus specifically on voice services over traditional circuit switched and managed IP networks.

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

Although we commenced sales of the Maestro System in the first quarter of 2008, only $3,520 of revenues were recognized during 2008, and $0 thus far during 2009. NetSymphony and QoVox have no current customers or customer trials. New management is reviewing their viability.

CasCommunications

We own 40% of CasCommunications, an inactive development stage entity. We do not expect CasCommunications to generate any revenue in 2009. The Company is exploring options concerning its plans with CasCommunications.

Liquidity and Capital Resources

Due to the sale of American Marketing and Sales, Inc. and the change of control with Natural Blue Resources, Inc. (Nevada), current cash on hand and projected cash on hand is not adequate to execute our plan of operation for NetSymphony or QoVox. Given the losses incurred to date and the lack of substantial revenue generated, we have little or no access to conventional debt markets. Funding to support both short and midterm requirements for product development and launch may be done through additional sale of shares and potentially, to a lesser extent, from working capital that might be generated from customer revenue in the future. Until the Company’s products generate significant revenue from a customer, future cash flows cannot be meaningfully projected.

There can be no assurance that we will be able to raise additional capital on acceptable terms or at all. If we are unable to raise additional capital, we would need to curtail or reduce some or all of our operations, and some or all of NetSymphony’s or QoVox's operations.

RESULTS OF OPERATIONS

For the three and six months ended June 30 2009, the Company incurred a loss from operations of $532,066 and $789,008, respectively, compared with a loss from operation of $551,104 and $977,092 for the three and six months ended June 30, 2008, respectively. We recognized an overall net loss from continuing operations of $393,934 and $716,978 for the three and six months ended June 30, 2009, respectively, as compared to an overall net loss from continuing operations of $604,564 and $1,110,556 for the three and six months ended June 30, 2008, respectively. The decrease in losses is attributable to our diligent cost-cutting, settlement of outstanding liabilities, and avoidance of new litigation. Cash on hand was $160,030 as of June 30, 2009, compared with $398,978 as of December 31, 2008. NetSymphony and QoVox continue to struggle with product development, particularly in the current financial climate. All potential customers have delayed trials of the NetSymphony’s Maestro VoIP testing system and their level of continued interest is uncertain. American Marketing and Sales, Inc. generated consistent profits, with a net income of $237,199 and $171,672 for the three and six months ended June 30, 2009 and 2008, respectively, as compared to $284,277 and $385,396 for the same periods in 2008, as reported in discontinued operations due to the sale of AMS on June 30, 2009.

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

Business Risks

NetSymphony Corporation & QoVox Corporation

Profitability Uncertain. Since our inception, we have been principally engaged in product and business development activities for our network monitoring system. We cannot assure you that commercial viability will be demonstrated for the Network Assurance Systems or Maestro System, or that other competitive solutions will not be chosen as alternatives to our solutions. Should competitor products displace our products in the market, our prospects for profitability may not be realized.

History of Operating Losses. We have had a history of substantial operating losses since we commenced our current operations in January 1999. From 1999 to December 31, 2007 and prior to the acquisition of American Marketing and Sales, Inc., we generated approximately $135,000 in total revenue and accumulated a net loss of approximately $37 million. These losses were principally the result of our general and administrative costs, our research and development costs and adverse judgments in litigation to which we have been a party. As a result, our liabilities currently greatly exceed our assets. NetSymphony and QoVox generated only minimal revenues during the six months ended June 30, 2009 and 2008 and potential sources of future revenue have not been identified.

Dependence on Distributor Acceptance. NetSymphony’s product sales are dependent on distribution partners. We cannot assure you that we will receive orders from prospective distribution partners sufficient to provide cash from operations in amounts required to sustain profitable operations. Additionally, we cannot assure you that our products will be adopted at the rate necessary for profitable operations.. Any decrease in the adoption rate could adversely affect our performance.

Sales and Distribution. NetSymphony does not currently have dedicated sales and marketing personnel. Our larger potential competitors have stronger brand name recognition and significant sales and marketing infrastructures.

Dependence on Key Employees. NetSymphony’s success will depend upon the successful recruitment and retention of highly skilled and experienced managerial, technical, marketing and financial personnel. The competition for such personnel is intense and our competitors will have substantially greater financing and other resources to offer such personnel. NetSymphony does not have resources currently available to retain key personnel.

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

Dependence on Product Requirements of Customers. If we are unable to design, develop, and introduce competitive products on a timely basis, our results of operations for QoVox and NetSymphony will be adversely affected.

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

Regulatory Risks

Regulatory Environment. The regulatory environment for the telecommunications industry has been undergoing changes at varying paces and with differing objectives, and in certain markets has been subject to political interference. For the most part, we believe that there will be increasing motivation on the part of regulators to set the regulatory framework for rapid deployment and use of Next Generation Network services. While it is unlikely, we could face regulatory risks.

Financing Risks

Additional Financing; Dilution. New management is evaluating the status of NetSymphony to determine its viability and whether additional capital should be invested in the Maestro System.

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

As a result of our December 31, 2008 audit, we have learned that our disclosure controls and procedures have failed to properly account for the provisions of ASC Topic 450 (SFAS 5 "Contingencies"). These issues were not detected to allow timely decisions regarding their accounting and disclosure. Corrective action will be taken in the future to properly evaluate and disclose Company’s liabilities as required by ASC Topic 450. The Company will ensure that each liability is reviewed under ASC Topic 450, which will be accomplished by hiring a CFO and implementing further training of current personnel. Additional written policy guidance will also be adopted.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was not effective.

As a result of our December 31, 2008 audit, we learned that our internal controls over financial reporting failed to properly account for the provisions of ASC Topic 450. Corrective action will be taken in the future to properly evaluate and disclose Company’s liabilities as required by ASC Topic 450. The Company will ensure that each liability is reviewed under ASC Topic 450, which will be accomplished by hiring a CFO and implementing further training of current personnel. Additional written policy guidance will also be adopted.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter ended June 30, 2009 and our year ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 13, 2009 in the General Court of Justice, Superior Court Division, Wake County, NC, Dan Ference, the former COO of QoVox brought suit against QoVox, NetSymphony, Natural Blue Resources, Datameg Corporation, and Bank of America. Mr. Ference contends he is owed unpaid salary in the amount of $302,013. He denies that he settled this claim but acknowledges receipt of the consideration. The Company and its subsidiaries have retained North Carolina counsel but not yet responded. The Company and its subsidiaries intend to vigorously defend all claims as to them and is evaluating counterclaims.

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s unregistered sale of equity securities during the reporting period was as follows:
Date	Investor	Value(A)	Consideration	Number of Shares	Exemption
5/28/2009	John O'Connell	$14,100	Services	3,000	Sec. 4(2)
5/28/2009	Chris Hermstedt	$23,500	Services	5,000	Sec. 4(2)
5/28/2009	Byron Collier	$11,750	Services	2,500	Sec. 4(2)
5/28/2009	Patrick Glennon	$11,750	Services	2,500	Sec. 4(2)
5/28/2009	Renee Zeh	$11,750	Services	2,500	Sec. 4(2)
5/28/2009	Chris Lanning	$4,700	Services	1,000	Sec. 4(2)
5/28/2009	Neil Gordon	$47,000	Services	10,000	Sec. 4(2)
5/28/2009	Gerald Bellis	$47,000	Services	10,000	Sec. 4(2)
5/28/2009	Paul Vuksich	$47,000	Services	10,000	Sec. 4(2)
5/28/2009	Kim McIntosh	$11,750	Services	2,500	Sec. 4(2)
5/28/2009	Heather McIntosh	$11,750	Services	2,500	Sec. 4(2)
Totals		$242,050		51,500
  Services value given at closing market price without application of reduced value as restricted shares or mandatory 10 to 1 dilution per binding share exchange contract with Natural Blue Resources, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2009, the Company (then Datameg Corporation) filed a definitive proxy statement with the SEC. The proxy statement includes a cover letter reproduced here.

DATAMEG CORPORATION, 2150 South 1300 East, Suite 500 Salt Lake City, UT 84106

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

Sincerely,

 /s/ James Murphy

James Murphy, Chief Executive Officer

and Chairman of the Board

In a Form 8K filed on June 18, 2009, the Company announced the results of the proxy solicitation as follows:

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

ITEM 5. OTHER INFORMATION

SALE OF AMERICAN MARKETING & SALES, INC.

On July 1, 2009, Datameg Corporation (now Natural Blue Resources, Inc.) completed the sale of its wholly owned subsidiary, American Marketing & Sales, Inc., to Blue Earth Solutions, Inc.

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
  The sale was subject to the consent of a majority of Datameg’s shareholders, which consent was obtained.
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
  Among other terms, Datameg received 1 million (restricted with piggy-back registration rights) common shares of Blue Earth in exchange for the transfer of American Marketing shares to Blue Earth. Datameg delivered to the Principal Shareholders from escrow 15 million (pre-split) Datameg common shares in exchange for (1) a complete release of Datameg and its directors and officers, etc. from further liability upon the Note and otherwise (2) the Principal Shareholders’ written consent to the assumption of the Note by Blue Earth (3) Blue Earth’s written assumption of the Note and (4) the Principal Shareholders’ and Blue Earth’s agreement to extend the term of the Note for one year.
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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Exhibit
No.	Description

2.10	Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)

2.11	Plan for Reverse Stock Split, Change of Control, and Name Change dated April 1, 2009 (5)

3.10	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.(1)
3.11	Certificate of Amendment to Certificate of Incorporation of Datameg Corporation, a Delaware corporation, filed June 18, 2009 (10)

3.20	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005.(1)

3.21	Bylaws - Effective August 24, 2009 (12)

10.10	Announcement of closing of American Marketing & Sales, Inc. acquisition (2)

10.11	Datameg announces entry into material agreement to sell American Marketing (3)

10.12	Datameg announces entry into material agreement with Natural Blue Resources, Inc. (4)

10.13	Closing of Sale of American Marketing to Blue Earth Solutions, Inc. (7)

10.14	Closing of Share Exchange Agreement with Natural Blue Resources, Inc. (Nevada) (8)

10.15	Natural Blue Resources (NV) Acquires Eco Wave LLC (11)

10.16	Change of Directors, Amendment of Bylaws (12)

22.10	Published Report of Matters Submitted To Vote of Securities Holders, Change of Control (6)

22.11	Published Report of Matters Submitted To Vote of Securities Holders, Change of Directors (9)
Footnotes to Exhibits
(1)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 13, 2007
(3)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 2, 2009
(4)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2009
(5)	Incorporation by reference of DEF 14A filed by Datameg Corporation on May 19, 2009
(6)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 18, 2009
(7)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 30, 2009
(8)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 24, 2009
(9)	Incorporated by reference to the SC 14A1 filed by Natural Blue Resources, Inc. on August 10, 2009.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q/A filed by Natural Blue Resources, Inc. on August 19, 2009.
(11)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 19, 2009
(12)	Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 26, 2009

Exhibits (attached) to Form 10-Q/A

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

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer for the reporting period ending June 30, 2009
Date:	November 6, 2009

Exhibit 31.1

PRINCIPAL EXECUTIVE OFFICER

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, James Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Natural Blue Resources, Inc. (formerly Datameg Corporation) for the six months ended June 30, 2009;

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

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer for the reporting period ending June 30, 2009
Date:	November 6, 2009

Exhibit 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Natural Blue Resources, Inc. (formerly Datameg Corporation), a Delaware corporation (the "Company"), on Form 10-Q/A for the six months ending June 30, 2009, as filed with the Securities and Exchange Commission (the "Report"), I, James Murphy, Chairman and Principal Financial Officer of the Company for the reporting period ending June 30, 2009, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:	/s/ JAMES MURPHY
James Murphy, Chief Executive Officer for the reporting period ending June 30, 2009
Date:	November 6, 2009

End of Filing