Form 10-Q
period 2009-09-30
NATURAL BLUE RESOURCES, INC.
filed 2009-11-23
CIK 716749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check whether issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 53,252,244 and 53,247,344 shares of common stock issued and outstanding, respectively, as of November 23, 2009. Of the issued shares, 4,900 were repurchased by the Company and are being held in treasury for reissuance in the future.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of Natural Blue Resources, Inc. (formerly Datameg Corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 2008 included in a Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on April 17, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the quarter ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.  The Company's independent public accountant was not engaged and did not review the financial statements included herein using professional review standards and procedures, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934. An amended form 10-Q/A will be filed once a review is made.

INDEX

Natural Blue Resources, Inc.

(Formerly Datameg Corporation)

Consolidated Financial Statements (unaudited)

For the Three and Six Months Ended September 30, 2009 and 2008

NATURAL BLUE RESOURCES FORMERLY DATAMEG CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	Unaudited not reviewed	Audited not reviewed

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,695,293	$398,978
Stock subscriptions receivable, current (Note F)	-	3,000
Note Receivable	150,000
Accounts receivable, net	28,325	1,250,973
Inventory (Note C)	27,465	310,186

Total Current Assets	1,901,083	1,963,137

PROPERTY AND EQUIPMENT - NET	2,536	2,319,341

OTHER ASSETS
Prepaid expenses	3,635	9,540
Investment in available-for-sale securities	416,250	-

Total Other Assets	419,885	9,540

TOTAL ASSETS	$2,323,503	$4,292,018

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,070,856	$2,362,977
Due to related parties (Note D)	6,850	12,200
Judgement Payable (Note H)	-	455,000
Notes payable - current portion (Note E)	226,605	364,329

Total Current Liabilities	1,304,311	3,194,506

NOTES PAYABLE - LONG-TERM PORTION	-	4,209,497
DEBT DISCOUNT	12,840	-

TOTAL LIABILITIES	1,317,151	7,404,003

MINORITY INTEREST	(67,939)	(67,939)

STOCKHOLDERS' DEFICIT

Common stock, $0.0001 par value; 493,000,000 shares authorized,
53,252,244 and 4,302,961shares issued and outstanding,
at September 30, 2009 and December 31, 2009 respectively	11,463	40,970
Additional paid-in capital	40,005,838	33,360,781
Unrealized net (loss) on available for sale securities	(318,750)	-
Stock subscriptions receivable	(105,000)	(105,000)
Services prepaid with Stock	-	(36,750)
Accumulated deficit	(38,511,422)	(36,296,209)
Total Stockholders' Deficit (before Treasury Stock)	1,082,129	(3,036,208)
Less: Treasury stock, 4,900 shares	(7,840)	(7,840)
Total Stockholders' Deficit	1,074,289	(3,044,048)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,323,503	$4,292,018

NATURAL BLUE RESOURCES FORMERLY DATAMEG CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(unaudited)

	For the Nine Months		For the Three Months
	September 30,		September 30,
	2009	2008	2009	2008
	Unaudited not reviewed	Unaudited not reviewed	Unaudited not reviewed	Unaudited not reviewed
CONTINUING OPERATIONS
NET SALES	$35,918	$7,607,934	$-	$2,685,619

COST OF SALES	-	(5,939,364)	-	(2,171,405)

GROSS MARGIN	35,918	1,668,570	-	514,214

OPERATING EXPENSES

General and administrative	1,555,928	2,169,023	758,663	642,713
Selling and marketing	2,309	240,513	-	98,504
Research and development	-	75,579	(25,352)	7,186
Loss on litiigation	-	553,984	-	85,551
Total Operating Expenses	1,558,236	3,039,099	733,311	833,954

LOSS FROM OPERATIONS	(1,522,318)	(1,370,529)	(733,311)	(319,740)

OTHER INCOME (EXPENSES)

Interest expense	(135,262)	(306,226)	(14,119)	(107,270)
Settlement Income	190,524	12,000	-	12,000
Write off Debt	-	-	-	(8,000)
Other income	2,707	48,152	58	-

Total Other Income (Expenses)	57,969	(246,074)	(14,061)	(103,270)

LOSS BEFORE INCOME TAXES
AND MINORITY INTEREST	(1,464,349)	(1,616,603)	(747,371)	(423,010)

PROVISION FOR INCOME TAXES	-

MINORITY INTEREST IN
SUBSIDIARIES LOSSES	-	-	-	-

NET LOSS FROM CONTINUING OPERATIONS	(1,464,349)	(1,616,603)	(747,371)	(423,010)

DISCONTINUED OPERATIONS
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	171,672	-	-	-

INCOME(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

NET INCOME (LOSS)	$(1,292,677)	$(1,616,603)	$(747,371)	$(423,010)

BASIC AND DILUTED:
Net loss per common share	$(0.06)	$(0.41)	$(0.01)	$(0.11)

Weighted average shares outstanding	20,255,774	3,987,570	51,733,754	3,970,776

NATURAL BLUE RESOURCES FORMERLY DATAMEG CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Deficit

Nine Months Ended September 30, 2009 and Year Ended December 31, 2008
	Unaudited not reviewed	Unaudited not reviewed	Unaudited not reviewed	Unaudited not reviewed	Unaudited not reviewed	Unaudited not reviewed	Unaudited not reviewed	Unaudited not reviewed	Unaudited not reviewed
	Common Stock
	Shares issued *	Amount	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscr. Receivable	Prepaid Expense	Treasury Stock	Accum. Deficit	Total Stockholders' Deficit
Balance, December 31, 2007	3,919,501	$39,195	$33,056,270	$9,750	$(210,000)	$-	$-	$(36,717,360)	$(3,822,145)

Stock Issued for Cash	62,250	623	102,502						103,125
	-
Stock Issued for Current Year Services	51,875	519	103,061						103,580
	-
Stock Issued for Prior Year Services (Reduction of Accounts Payable)	35,835	358	88,313	(9,750)					78,921

Other Transactions	-

Stock issued as prepayment for future services	37,500	375	36,375			(36,750)			-

Stock option vesting expense	-		62,500						62,500

Stock cancellation	(10,000)	(100)	100						-

Purchase of treasury stock	(4,900)						(7,840)		(7,840)

Declaration and payment of cash dividend	-							(373,641)	(373,641)

Write-down of subscription receivable	-		(105,000)		105,000				-

Forgiveness of related party debt	-		16,660						16,660

Net income	-							794,792	794,792

Balance December 31, 2008	4,092,061	40,970	33,360,781	-	(105,000)	(36,750)	(7,840)	(36,296,209)	(3,044,048)

Stock Issued for Cash	59,400	594	147,906						148,500

Stock Issued for Current Year Services	171,500	1,715	343,516						345,231

Stock Issued for Prior Year Services (Reduction of Accounts Payable)	100,000	1,410	406,315						407,725

Other Transactions			(127,169)			36,750		246,216	155,797

Unrealized loss on Stock Available for Sale			318,750						318,750

Reverse stock split		(43,059)	43,059						-

Transfer of debt to BESN	500,000	5,000	2,245,000						2,250,000

Exchange of stock - NBR -Nevada	44,356,598	4,436	1,769,828						1,774,264

Eco Wave acqusition	3,972,685	397							397

Forgiveness of related party debt			1,179,102						1,179,102

Net income								(1,464,349)	(1,464,349)

Discontinued operations								(997,080)	(997,080)

Balance September 30, 2009	53,252,244	$11,463	$39,687,088	$-	$(105,000)	$-	$(7,840)	$(38,511,422)	$1,074,289

* Shares restated to reflect a 1 for 100 reverse stock split

NATURAL BLUE RESOURCES FORMERLY DATAMEG CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	For Nine Months
	Ended September 30,
	2009	2008
	Unaudited not reviewed	Unaudited not reviewed
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,464,349)	$(1,616,603)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	(333,243)	420,365
Settlement Income	-	(10,000)
Shares issued for services	786,581	142,875
Stock option vesting expense	-	62,500
Forgiveness of debt	-	(12,000)
AMS net assets sold	2,928,698	-
Changes in operating assets and liabilitied:
(Incr) decr in trade A/R	-	163,175
(Incr) decr in AMS pre sale intercompany receivables	(754,175)	-
(Incr) decr in inventory	(1,500)	(58,482)
(Incr) decr in prepaid and deferred exp	5,905	(9,540)
(Incr) decr in deposits/other assets	-	7,218
Incr(decr) in accounts payable and accruals	(478,151)	1,304,954
Incr(decr) in related party payables	(5,350)	300
Incr(decr) in Judgements Payable	(455,000)	453,984
Total adjustments	1,693,765	2,465,349
Net cash provided by operating activities	229,416	848,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	1,141,229	(235,762)
Note receivable issued	(150,000)	-
Sale of AMS and Acquisition of NBR	4,014,828	-
Purchase of Available for Sale Securities	(416,250)	-
Net Cash Used by Investing Activities	4,589,807	(235,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Transfer of note as part of AMS sale	(4,000,000)	-
Discount on transfer of debt AMS sale	12,840	-
Proceed from stock issued for cash	147,906	-
Proceeds from stock issuance	(28,904)	68,125
Principal payments on notes payable	(68,500)	(76,678)
Collection of subscriptions receivable	3,000	-
Unrealized net loss on investments	(318,750)	-
Payment of dividends	(450,000)	(373,548)
Forgiveness of debt related party	1,179,102	-
Net Cash Provided by Financing Activities	$(3,523,306)	$(382,101)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,295,918	$230,883

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	398,978	49,086

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,694,896	$279,969

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2009 and 2008

(unaudited)

A. BASIS OF PRESENTATION AND ORGANIZATION

As of September 30, 2009, the Company had five wholly owned subsidiaries:  NetSymphony Corporation, a North Carolina corporation, QoVox Corporation, a North Carolina corporation, Natural Blue Resources (same name as parent), a Nevada corporation (acquired July 24, 2009) and EcoWave a Delaware corporation (acquired August 14, 2009). The Company also owns 40% of CASCommunications, Inc., an inactive Florida corporation.

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

Natural Blue Resources (Nevada) is a wholly owned subsidiary of Natural Blue (Delaware) and is the parent to Eco Wave. Natural Blue (Nevada) is engaged in the business of exploring the excavation, purification, and distribution of deep brackish water in the State of New Mexico.

Eco Wave holds the exclusive worldwide use and manufacturing license to patents for waste treatment and water purification for the intended use by the Company and its potential customers. The Licensor owns certain Patent Rights and Technology Rights related to Microwave Technology. The technology is currently in use in waste treatment plants and operating on a commerce scale.

CASCommunciation has been an inactive Florida corporation since October 1, 2004. CASCommunications had no recorded assets as of June 30, 2009 or December 31, 2008, and had a loss before minority interest of $0 for the nine months ended September 30, 2009 and 2008 due to the absence of activity. No consolidated assets are collateral for liabilities of CASCommunications. The Company has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of September 30, 2009.

These consolidated financial statements reflect those of Natural Blue Resources, Inc., (formerly Datameg Corporation), NetSymphony Corporation, QoVox Corporation, Natural Blue Resources (Nevada), Eco Wave and CASCommunications, Inc. In accordance with ASC Topic 810 (FIN 46R), the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

The Company operates under the name of Natural Blue Resources, Inc. and trades under the symbol NTUR on the OTCBB.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements present the consolidation of the financial statements of Natural Blue Resources, Inc., its partially owned subsidiary, CASCommunications, Inc., and its’ wholly owned subsidiaries,  QoVox Corporation, NetSymphony Corporation, Natural Blue Resources (Nevada) and Eco Wave. All intercompany transactions and balances have been eliminated in the consolidation.

Basis of Accounting:

The accounts of the Company are maintained on the accrual basis of accounting whereby revenue is recognized when earned, and matching costs and expenses are recognized when identified.

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2009 and 2008

(unaudited)

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

Capital Structure:

The Company’s voting common stock is comprised of 53,252,244 and 53,247,344 shares issued and outstanding, respectively, as of September 30, 2009. Of the issued shares, 4,900 were repurchased by the Company and are being held in treasury for reissuance in the future. The Company has authorized 493,000,000 shares of common stock with par value of $.0001.

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

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2009 and 2008

(unaudited)

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

Nine Months Ended September 30, 2009 and 2008

(unaudited)

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

Segment Information:

ASC Topic 280 (SFAS No. 131) requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. At this time the Company does not have any individual segments.

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2009 and 2008

(unaudited)

C. INVENTORY

QoVox’s and NetSymphony’s inventory consists of various components of its network assurance telecommunications system held for specific sale-on-approval contracts. Inventory at September 30, 2009 and December 31, 2008 was as follows:

	September 30,	December 31,
	2009	2008
QoVox
Raw Materials	927	927
Finished Goods	25,684	25,038
NetSymphony
Finished Goods	854	-
Total	$27,465	$310,186

D. RELATED PARTY TRANSACTIONS

At December 31, 2008, the Company was indebted to officers and stockholders in the amount of $12,200 for advances received and expenses incurred on behalf of the Company. During the six months ended September 30, 2009, the Company received another $114 advance and $5,464 was forgiven by one of our officers and written-off to APIC, resulting in a balance of $6,850 at September 30, 2009. This is exclusive of amounts included in accrued compensation. Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

E. NOTES PAYABLE

	Principal balance	Principal balance
	September 30, 2009	December 31, 2008
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
	$-	$67,500
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

As part of the purchase of American Marketing and Sales, Inc., (AMS), the Company entered into a $4 million note secured by the assets and stock of AMS and payable to the former stockholders of AMS. The note provides for increases to principal for loans made by AMS to the Company or its subsidiaries up to $500,000. To raise the cap on additional loans up to $1 million from AMS, the Company entered into a stock pledge agreement with the former stockholders, pledging its stock in NetSymphony. At the time of the pledge agreement, NetSymphony assets were valued at $0. The note accrues interest at 6% and the entire note balance, including accrued interest, is due and payable on December 7, 2009. Accrued interest of $360,000 and $240,000 at September 30, 2009 and December 31, 2008, respectively, is included in accounts payable and accrued expenses. Interest expense of $120,000 was recorded for each of the six months ended June 30, 2009 and 2008. On July 1, 2009 and pursuant to the sale of American Marketing and Sales, Inc., this loan and its accrued interest were assumed by the purchaser (Note K).

	-	4,000,000
Total notes payable	226,605	4,573,826
Less current portion	(226,605)	(364,329)
Total notes payable – long-term	$-	$4,209,497

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2009 and 2008

(unaudited)

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

The Company is convinced of the merits of its claim against the investor and intends to institute a legal action to vindicate that claim in 2009. The Company has retained Massachusetts litigation counsel. Given the uncertainties inherent in litigation, the Company took a charge of $105,000 (25%) against the receivable in the fourth quarter of 2006, another charge of $105,056 in the fourth quarter of 2007, and a third charge of $105,000 during the fourth quarter of 2008, resulting in a $105,000 balance at September 30, 2009 and December 31, 2008.

G. NET LOSS PER COMMON SHARE

As required by ASC Topic 260 (SFAS No. 128), the following is a reconciliation of the basic and diluted loss per share calculations for the periods presented:

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:

	For the Nine Months		For the Three Months
	September 30,		September 30,
	2009	2008	2009	2008

Net loss per share, continuing operations	$(0.07)	$0.00	$(0.01)	$0.00
Net earnings (loss) per share, discontinued operations	0.01	-	-	-
Total net loss per share	$(0.06)	$0.00	$(0.01)	$0.00
Weighted average common shares outstanding	20,255,774	3,970,776	51,733,754	3,987,570

	For the Nine Months		For the Three Months
	September 30,		September 30,
	2009	2008	2009	2008

Net loss per share, continuing operations	$(0.07)	$0.00	$(0.01)	$0.00
Net earnings (loss) per share, discontinued operations	0.01	-	-	-
Total net loss per share	$(0.06)	$0.00	$(0.01)	$0.00
Weighted average common shares outstanding	20,255,774	3,970,776	51,733,754	3,987,570

At September 30, 2009, the Company had 56,500 options and warrants outstanding. Exercising the warrants and options would have an antidilutive effect for existing shareholders. Thus, these options are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2009 and 2008

(unaudited)

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

Number	Amount	Due
1	$100,000	9/18/2008
2	65,000	1/6/2009
3	65,000	4/6/2009
4	65,000	7/7/2009
5	65,000	10/6/2009
6	65,000	1/7/2010
7	65,000	4/6/2010
8	65,000	7/7/2010
	555,000
Payment	(100,000)
Bal, 12/31/08	$455,000
Payment	(20,000)
Bal, 3/31/09	$435,000

The principal and interest on the settlement date totaling $469,449 were reclassified from accounts and notes payable to judgments payable, and an additional $85,551 was accrued to record the full settlement amount. After making an initial payment of $100,000, the Company defaulted on the January 2009 payment. Although the Company made an additional $20,000 payment in February 2009, negotiations ensued and the Company and plaintiff entered into a second settlement agreement wherein plaintiff accepted 100,000 shares of the Company’s common stock at $2.20 per share ($280,000 total value) as payment of the judgment if certain events concluded (Notes K and L). Those certain events were concluded and the judgment has been satisfied, resulting in a gain on litigation of $155,000 and $0 balance at September 30, 2009.

I. STOCKHOLDERS’ EQUITY

On August 14, 2009, the Company announced that its ‘wholly owned subsidiary of the same name Natural Blue Resources, Inc. (a Nevada corporation) completed the acquisition of Eco Wave, LLC.

On July 24, 2009, the Company affected a 1 for 100 reverse stock split.

On July 24, 2009, the Company closed a share exchange transaction, pursuant to which the Company became the 100% parent of Natural Blue Resources, Inc., a Nevada corporation, ("NBR")

On July 1, 2009, the Company completed the sale of its wholly owned subsidiary American Marketing & Sales, Inc. to Blue Earth Solutions, Inc.

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

In November 2008, the Company issues 3,750,000 shares to a consultant representing $36,750 in services to be rendered during the three months ended June 30, 2009. This amount was amortized during the second quarter, resulting in a $0 balance at June 30, 2009.

J. GOING CONCERN, OPERATING LOSS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. At September 30, 2009 current assets exceeded current liabilities by $596,772 and at December 31, 2008 (excluding liabilities of subsidiary held for sale) current liabilities exceeded current assets $1,231,369. The ability of the Company to continue as a going concern is dependent upon the Company’s ability post change of control to define and achieve its business objectives and the success of its future operations.

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

PLAN OF OPERATION

Natural Blue Resources, Inc. (Delaware parent) (’the Company’) (formerly Datameg Corporation) sold its operating subsidiary, American Marketing and Sales, Inc. ("AMS") on July 1, 2009.

The Company underwent a change of control on August 24, 2009. In anticipation of this transaction, the Company filed an amendment to its Articles of Incorporation on June 18, 2009 changing its name to Natural Blue Resources, Inc.

On July 24, 2009 the Company affected a 1 for 100 reverse stock split.  New management is in the process of reassessing its subsidiary assets, their markets, and their operations and is evaluating additional complementary acquisitions.

Natural Blue Resources, Inc (Nevada) was acquired by Natural Blue Resources Inc. of Delaware on July 24, 2009.  Natural Blue Resources, Inc. (Nevada) is engaged in the business of exploring and acquiring various interrelated “GREEN” businesses including waste stream recycling, plastic and steel recycling and developing a “print responsibly” business segment that will whenever possible use recycled printing processes both online and in the traditional print process. The Company is also exploring entering into the robust and eco-friendly business of energy management. Natural Blue has a corporate mission of acquiring and operating businesses that generally have existing earnings and quality management in place. Natural Blue has also strategically positioned itself to access "deep water" in appropriate areas of the southwest; however the company will approach this business segment with strategic partners. These strategic partners are currently being sought by the Company.  Utilizing proprietary state-of-the-art technology, financial resources, and knowledgeable management, Natural Blue intends to develop these businesses into an interrelated, environmentally friendly company.

Eco Wave was acquired on August 14, 2009 by Natural Blue Resources (Nevada) a subsidiary of the parent by the same name. Eco Wave holds the exclusive worldwide use and manufacturing license to patents for waste treatment and water purification for the intended use by the Company and its potential customers. The Licensor owns certain Patent Rights and Technology Rights related to Microwave Technology. The technology is currently in use in waste treatment plants and operating on a commerce scale.

CasCommunications The Company owns 40% of CasCommunications, an inactive development stage entity. We do not expect CasCommunications to generate any revenue in 2009. The Company is exploring options concerning its plans with CasCommunications.

NetSymphony Corporation  is a technology company focused on providing service assurance systems products and services for network operators in the telecommunications industry. Our target customers are telecom operators and cable operators worldwide. We focus specifically on voice services over traditional circuit switched and managed IP networks.

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30 2009, the Company incurred a loss from continuing operations of $747,371and $1,292677, respectively, compared with a loss from operation of $423,010 and $1,616,603 for the three and nine months ended September 30, 2008, respectively. The nine month decrease in losses is attributable to our diligent cost-cutting, settlement of outstanding liabilities, and avoidance of new litigation. The current quarter losses increased primarily due to loss of income attributable to the  sale of AMS  at the end of the last fiscal quarter. Cash on hand was $1,695,293 as of September 30, 2009, compared with $398,978 as of December 31, 2008. The increase in cash was from the acquisition of Natural Blue (Nevada).

NetSymphony and QoVox continue to struggle with product development, particularly in the current financial climate. All potential customers have delayed trials of the NetSymphony’s Maestro VoIP testing system and their level of continued interest is uncertain.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s management, consisting of our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based upon this evaluation, our Chief Executive Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

As a result of our December 31, 2008 audit, we have learned that our disclosure controls and procedures have failed to properly account for the provisions of ASC Topic 450 (SFAS 5 "Contingencies"). These issues were not detected to allow timely decisions regarding their accounting and disclosure. Corrective action will be taken in the future to properly evaluate and disclose Company’s liabilities as required by ASC Topic 450. The Company will ensure that each liability is reviewed under ASC Topic 450, which will be accomplished by our newly hired Chief Financial Officer, implementing written control procedures, additional staff and further training of current personnel.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was not effective and is taking steps to rectify.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter ended September 30, 2009 and our year ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s unregistered sale of equity securities during the reporting period was as follows:   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Number	Description	Notes
2.10	Agreement and Plan of Merger between Datameg Corp., a New York corporation, and Datameg Corporation, a Delaware corporation, dated April 27, 2005	1

3.10	Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005.	2
3.11	Certificate of Amendment to Certificate of Incorporation of Datameg Corporation, a Delaware corporation, filed June 18, 2009	3
3.21	Bylaws, effective August 24, 2009	4

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.  This exhibit was filed as exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2005, and is incorporated herein by reference thereto.

2.  This exhibit was filed as exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2005, and is incorporated herein by reference thereto.

3. This exhibit was filed as exhibit 3 to our Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on August 20, 2009, and is incorporated herein by reference thereto

4.  This exhibit was filed as exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2005, and is incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL BLUE RESOURCES, INC. (formerly Datameg Corporation)

Date: November 23, 2009	By:	/s/ Toney Anaya
Toney Anaya
Chief Executive Officer for the reporting period ending September 30, 2009

EXHIBIT INDEX

Exhibit No.	Description

2.10
Agreement and Plan of Merger between Datameg Corp., a New York corporation ("Datameg NY"), and Datameg Corporation, a Delaware corporation, dated April 27, 2005 Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005

3.10
Certificate of Incorporation of Datameg Corporation, a Delaware corporation, dated April 27, 2005 Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005

3.11
Certificate of Amendment to Certificate of Incorporation of Datameg Corporation, a Delaware corporation, filed June 18, 2009  Incorporated by reference to the Quarterly Report on Form 10-Q/A filed by Natural Blue Resources, Inc. on August 19, 2009

3.20	Bylaws of Datameg Corporation, a Delaware corporation, effective as of April 27, 2005. Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on May 4, 2005.

3.21	Bylaws - Effective August 24, 2009 Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 26, 2009

10.10	Announcement of closing of American Marketing & Sales, Inc. acquisition Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on December 13, 2007

10.11	Datameg announces entry into material agreement to sell American Marketing Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 2, 2009

10.12	Datameg announces entry into material agreement with Natural Blue Resources, Inc. Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on April 20, 2009

10.13	Closing of Sale of American Marketing to Blue Earth Solutions, Inc. Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 30, 2009

10.14	Closing of Share Exchange Agreement with Natural Blue Resources, Inc. (Nevada) Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on July 24, 2009

10.15	Natural Blue Resources (NV) Acquires Eco Wave LLC Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 19, 2009

10.16	Change of Directors, Amendment of Bylaws Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on August 26, 2009

22.10	Published Report of Matters Submitted To Vote of Securities Holders, Change of Control Incorporated by reference to the Current Report on Form 8-K filed by Datameg Corporation on June 18, 2009

22.11	Published Report of Matters Submitted To Vote of Securities Holders, Change of Directors Incorporated by reference to the SC 14A1 filed by Natural Blue Resources, Inc. on August 10, 2009.

31.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.