Form 10-K/A
period 2008-12-31
NATURAL BLUE RESOURCES, INC.
filed 2009-12-28
CIK 716749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number  000-12493

NATURAL BLUE RESOURCES, INC.
(Exact name of registrant as specified in its charter)
(formerly known as Datameg Corporation)

Delaware	13-3134389
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2150 S 1300 E, #500, Salt Lake City, UT	84106
(Address of principal executive offices)	(Zip Code)

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

Overview

Natural Blue Resources, Inc., (formerly known as Datameg Corporation) (“the Company” ) is a holding company and Delaware corporation that is a successor by merger as of April 27, 2005 to Datameg Corporation, which was a New York corporation incorporated in October 1982 as The Viola Group, Inc. In August 2000 the Company exchanged 90% of its common stock for 100% of the stock of Datameg Corporation, a Virginia corporation that was incorporated in January 1999. The Viola Group then changed its name to Datameg Corporation, remaining a New York corporation. Virginia Datameg was terminated on May 31, 2001 by operation of law.

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

The Company has four subsidiaries: American Marketing and Sales, Inc. (“American Marketing and Sales,” American Marketing,” and “AMS”), a Massachusetts corporation that the Company wholly owns; NetSymphony Corporation (“NetSymphony”) and QoVox Corporation (“QoVox”), North Carolina corporations that the Company wholly owns; and CASCommunications, Inc., a Florida corporation, of which the Company owns 40%. The primary business of American Marketing and Sales, Inc., doing business as Innovative Designs, is marketing and selling food service products and caterware. NetSymphony Corporation was incorporated on March 29, 2007 to take advantage of additional, software-driven network assurance products and services, and its planning and staffing are in the formative stage.  QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. The Company and its subsidiaries individually and collectively have been considered development stage enterprises in prior years.  With the acquisition of American Marketing and Sales, Inc., the Company is no longer considered to be in the development stage as defined in SFAS No. 7, “Accounting for Development Stage Enterprises.” CASCommunications, Inc. is an inactive company.  CASCommunications, Inc. did not generate any revenue in 2008 and is not expected to generate any revenue in 2009.

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

CASCommunications, Inc. had no recorded assets as of December 31, 2008 and had a loss before minority interest of zero for the years ended December 31, 2008 and 2007 due to the lack of activity during those periods. No consolidated assets are collateral for liabilities of CASCommunications, Inc. The Company has provided $270,000 of the total capital of $388,000 provided to CASCommunications, Inc. as of December 31, 2008.

The consolidated financial statements reflect those of the Company, American Marketing and Sales, Inc., Netsymphony Corporation, QoVox Corporation, and CASCommunications, Inc. In accordance with the Financial Accounting Standards Board (FASB) interpretation (FIN) 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

Since July 24, 2009, the Company has operated under the name of Natural Blue Resources, Inc. and has traded under the symbol NTUR on the OTCBB.  Prior to July 24, 2009, the company operated under the name Datameg Corporation and traded under the symbol DTMG on the OTCBB. The Company’s active subsidiaries are American Marketing & Sales, Inc., NetSymphony Corporation and QoVox Corporation, each of which the Company wholly owns.

As of April 16, 2009, we had a total of five full time employees, one part time employee, and two part time independent contractors or consultants. Of these, two individuals serve in administrative and senior management capacities at our subsidiaries.

Recent Developments

In March 2009 and subject to shareholder approval, the Company announced the sale of American Marketing and Sales, Inc.   The material definitive agreement is disclosed in a Form 8-K filed with the Securities and Exchange Commission on April 2, 2009.

On April 14, 2009, the Company announced the proposed acquisition of Natural Blue Resources, Inc.  The acquisition is not binding unless approved by a majority of the Company’s shareholders.

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

QoVox and the Company currently are not in need of office space.  Our management believes that our insurance coverage for our existing office spaces is adequate.

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

On February 9, 2007, QoVox filed suit in the United States District Court, East District of North Carolina, Western Division, No. 5:07CV00046BO against Omni Solutions, Inc. and a team of Ohio software consultants and business entities, alleging as to some or all of them, among other things, breach of contract, conspiracy, fraud, conversion, and violation of the North Carolina Trade Secrets Act.  Defendants retained counsel, answered the QoVox complaint and filed a counter claim against QoVox and the Company for amounts defendants claim are due them. The entire action was dismissed in January 2008 after the parties entered into a confidential settlement agreement. Defendants released QoVox and the Company from all amounts owed them and granted QoVox joint use of the products that were the subject of the litigation.

On February 15, 2007, the Company received a letter from collection counsel for Merrill Communications LLC for electronic and paper printing work allegedly incurred in 2004 by past outside corporate counsel.  The Company has paid $41,490 and Merrill claims an additional $21,929.  The Company contends Merrill has been paid in full and that the Company is further entitled to reimbursement of $10,179 for over billing. On or about August 31, 2007, Merrill filed suit in Boston Municipal Court and the Company has filed its answer and counter claims. In September 2008, the Company settled this matter for $10,000 payable over five months.

On March 14, 2007, QoVox was sued in the General District Court of Justice for $7,200 by Joseph L. Turgeon, a past consultant, concerning consulting fees alleged to be owed from March 2004. On March 26, 2009, Mr. Turgeon obtained a writ of execution in the amount of $9,224.

In July 2003, the Company signed a promissory note with a professional for fees and the interest on unpaid fees due that professional through September 30, 2003 in the amount of $247,007. The note was due on August 15, 2003 and was guaranteed personally by the Company’s Chairman. The note stated an interest rate of 18% per annum, which had been accrued since the note’s inception and totaled $222,442 and $200,166 at September 30, 2008 and December 31, 2007, respectively.  No significant payments had been made on the note, and on September 25, 2007, the note holder filed suit, seeking to have a judgment rendered against the Company for all amounts claimed due. On June 23, 2008, the court entered an order for judgment for the full principal and interest on the promissory note.  On August 15, 2008, the parties entered into a settlement agreement before entry of a final judgment requiring the Company to pay the plaintiff in full settlement of this case, the sum of $555,000. After making an initial payment of $100,000 under the settlement, the Company defaulted and on February 18, 2009, the court entered final judgment for plaintiff in the amount of $457,927.50. Additional negotiations ensued and the Company and plaintiff entered into a second settlement agreement wherein plaintiff will accept (in escrow) 10 million Company common shares as payment of the judgment if the sale of American Marketing and the change of control of the Company are concluded on or before June 1, 2009.  If not, the second settlement is void and the 10 million shares in escrow are to be returned.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer of Purchases of Equity Securities.

Market Information

Our common stock is not  listed but is quoted and thinly traded on the Over-the-Counter (OTC) Bulletin Board sponsored by the National Association of Securities Dealers, Inc.   Until July 24, 2009, our stock traded under the symbol DTMG.  Since July 24, 2009, our stock has traded under the symbol NTUR.

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

Securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) but were issued under equity compensation plans:

Purchased	Service Provider	Non Cash Consideration	Fair Value Share Price (1)	Number of Common Shares

3/14/2008	Paul Vuksich	$41,625	0.040	1,035,684
3/26/2008	Terry Clarke	2,000	0.040	50,000
3/26/2008	Lynn Kettleson	1,500	0.040	37,500
4/15/2008	Lynel J. Tocci	26,500	0.0265	1,000,000
4/15/2008	Leanne J. Whitney	26,500	0.0265	1,000,000
4/15/2008	Linnea J. Clary	26,500	0.0265	1,000,000
5/27/2008	Shirley&Adams,PLLC	28,000	0.028	1,000,000
11/13/2008	Equiti•trend Advisors, LLC	49,000	0.0098	5,000,000
11/13/2008	Shareholder Intelligence Services LLC	4,900	0.0098	500,000
11/13/2008	Paul Vuksich	14,146	0.0135	1,047,841
11/13/2008	Cornelius Kane	980	0.0098	100,000
11/13/2008	Jack Geckler	4,900	0.0098	500,000
11/13/2008	Kim McIntosh	2,450	0.0098	250,000
		$229,001		12,521,025

(1)  The Fair Value Price may not equate with share closing price on the date of share issuance.

Recent Sales of Unregistered Securities:

Purchased	Investor	Consideration	Share Price	Number of Common Shares
3/22/2008	John Boniface	$50,000	0.025	2,000,000
4/13/2008	Esther H. Levens	15,000	0.025	600,000
8/19/2008	Paul Mikulas	3,125	0.025	125,000
10/1/2008	D.A.S.	5,000	0.010	500,000
10/3/2008	Francis Seymour	10,000	0.010	1,000,000
10/13/2008	John Boniface	10,000	0.010	1,000,000
12/1/2008	Christiane Hermstedt	10,000	0.010	1,000,000

Each of the foregoing sales transactions was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.  Each investor was a shareholder of the Company at the time of the applicable transaction and purchased the shares in a transaction not involving a public offering.

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

NetSymphony will add the IP networking technology to the Company’s solution portfolio and become the premier service assurance provider. To achieve this goal, additional investment will be in the following areas:

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

Liquidity and Capital Resources

Historically, the Company’s sources of cash were the offering and sale of our securities which provided the capital to satisfy the immediate and short term cash needs of the Company and its subsidiaries.  When we acquired American Marketing and Sales, Inc. at the end of 2007, American Marketing became an additional source of cash for the Company through the funding of certain loans during the fiscal year ended December 31, 2008. However, loans from American Marketing are limited to an aggregate of $1,400,000 pursuant to the purchase money note, as the same has been amended,, issued by the Company in the acquisition..  As of December 31, 2008, the Company had nearly reached the borrowing limit under the American Marketing purchase money note.  Therefore, we do not expect that American Marketing will continue to be a source of cash for the Company after December 31, 2008, and we anticipate that we will need to return to the offering and sale of our securities in order to satisfy our cash needs. Given the losses incurred to date and the lack of substantial revenue generated, we have little or no access to conventional debt markets.  There can be no assurance that we will be able to raise additional capital on acceptable terms or at all. If we are unable to raise additional capital, we would need to curtail or reduce some or all of our operations, and some or all of NetSymphony’s or QoVox's operations.   We may also need to consider other alternatives, including a sale of the Company in conjunction with a capital infusion, in order to continue as a going concern.

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

INDEX

Natural Blue Resources, Inc.
(formerly known as Datameg Corporation)
Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

Child, Van Wagoner & Bradshaw, PLLC

5296 South Commerce Drive, Suite 300 Salt Lake City, Utah 84107-5370 Telephone (801) 2-4700 Facsimile (801) 281-4701	1284 West Flint Meadow Drive, Suite D Kaysville, Utah 84037-9590 Telephone (801) 927-1337 Facsimile (801) 917-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Natural Blue Resources, Inc.

We have audited the accompanying consolidated balance sheets of Natural Blue Resources, Inc., formerly known as Datameg Corporation (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Blue Resources, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 13, 2009

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$398,978	$49,086
Stock subscriptions receivable, current (Note I)	3,000	-
Accounts receivable, net (Note M)	1,250,973	1,616,605
Inventory (Note C)	310,186	301,724
Prepaid expenses	9,540	-
Deposits	-	7,218
Total Current Assets	1,972,677	1,974,633
PROPERTY AND EQUIPMENT – NET (Note J)	2,319,341	2,777,524
TOTAL ASSETS	$4,292,018	$4,752,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,362,979	$3,309,345
Due to related parties (Note D)	12,200	28,560
Judgments payable (Note H)	455,000	-
Notes payable, current portion (Note E)	364,329	956,877
Total Current Liabilities	3,194,508	4,294,782
NOTES PAYABLE – LONG-TERM PORTION (Note E)	4,209,497	4,347,459
TOTAL LIABILITIES	7,404,005	8,642,241

MINORITY INTEREST	(67,939)	(67,939)

STOCKHOLDERS' DEFICIT (Note I)
Common stock, $0.0001 par value; 493,000,000 shares authorized, 409,696,087 and 409,206,087 shares issued and outstanding, respectively, at December 31, 2008; 391,950,062 shares issued and outstanding at December 31, 2007	40,970	39,195
Additional paid-in capital	33,360,781	33,056,270
Stock subscriptions receivable, long-term (Note F)	(105,000)	(210,000)
Services prepaid with stock (Note I)	(36,750)	-
Liability for stock to be issued	-	9,750
Accumulated deficit	(36,296,209)	(36,717,360)
Total Stockholders' Deficit (before treasury stock)	(3,036,208)	(3,822,145)
Less: Treasury stock, cost of 490,000 shares at $.016 per share	(7,840)	-
Total Stockholders' Deficit	(3,044,048)	(3,822,145)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,292,018	$4,752,157

See accompanying notes to the financial statements.

NATURAL BLUE RESOURCES, INC.
Consolidated Statements of Operations

	Year Ended
	December 31,
	2008	2007
NET SALES	$10,916,314	$817,477
COST OF SALES	(9,414,299)	(655,635)
INVENTORY WRITE-OFF	-	(163,400)
GROSS MARGIN	1,502,015	(1,558)

OPERATING EXPENSES
General and administrative	2,130,406	1,439,597
Selling and marketing	406,773	127,213
Research and development	93,896	159,111
Goodwill impairment	-	206,746
Litigation (gain) loss	85,551	(324,261)
Total Operating Expenses	2,716,626	1,608,406

LOSS FROM OPERATIONS	(1,214,611)	(1,609,964)

OTHER INCOME (EXPENSES)
Interest expense	(399,528)	(138,122)
Gain on trade-in of fixed assets	46,221	-
Accounts payable reserve amortization	16,000	16,000
Debt write-off	2,342,302	95,343
Other income	4,408	4,085
Total Other Income (Expenses)	2,009,403	(22,694)

INCOME (LOSS) BEFORE INCOME
TAXES AND MINORITY INTEREST	794,792	(1,632,658)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN
SUBSIDIARIES LOSSES	-	-

NET INCOME (LOSS)	$794,792	$(1,632,658)
BASIC AND DILUTED:
Net loss per common share	$0.00	$(0.00)

Weighted average shares outstanding	398,863,987	372,135,169

See accompanying notes to the financial statements.

NATURAL BLUE RESOURCES, INC.
Consolidated Statement of Changes in Stockholders’ Deficit
Years Ended December 31, 2008 and 2007

		Common Stock				Common
	Price per Share	Shares Outstanding	Amount	Additional Paid-In Capital	Stock to be Issued	Stock Subscriptions Receivable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2006		359,394,435	$35,939	$31,764,672	$93,750	$(315,056)	$(35,084,702)	$(3,505,397)

Stock issued Jan. 07 for cash received Dec. 06		1,927,380	193	83,807	(84,000)			-

Stock issued for cash	0.030	6,230,678	623	188,797				189,420
Stock issued for cash	0.035	1,428,571	143	49,857				50,000
Stock issued for cash	0.050	6,000,000	600	299,400				300,000

Stock issued for expense reimbursement	0.040	127,500	13	5,087				5,100

Stock issued for services	0.040	100,000	10	3,990				4,000
Stock issued for services	0.045	182,665	18	8,202				8,220
Stock issued for services	0.049	2,650,000	265	129,585				129,850
Stock issued for services	0.050	148,000	15	7,385				7,400

Stock issued for exercise of warrants	0.040	187,500	19	7,481				7,500

Stock option vesting				114,420				114,420

Stock issued for acquisition of AMS	0.030	15,000,000	1,500	498,500				500,000

Cancellation of stock		(1,426,667)	(143)	143				-

Write-down of stock subscriptions receivable				(105,056)		105,056		-

Net loss							(1,632,658)	(1,632,658)

Balance, December 31, 2007		391,950,062	39,195	33,056,270	9,750	(210,000)	(36,717,360)	(3,822,145)
(continued)

NATURAL BLUE RESOURCES, INC.
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

NATURAL BLUE RESOURCES, INC.
Consolidated Statement of Changes in Stockholders’ Deficit (continued)
Years Ended December 31, 2008 and 2007

		Common Stock
	Price per Share	Shares Outstanding	Amount	Additional Paid-In Capital	Stock to be Issued	Common Stock Subscr. Receivable	Prepaid Expense		Treasury Stock	Accum. Deficit	Total Stockholders' Deficit
Other Transactions
Stock issued as prepayment for future services	0.0098	3,750,000	375	36,375				(36,750)			-
Stock option vesting expense				62,500							62,500
Stock cancellation		(1,000,000)	(100)	100							-
Purchase of treasury stock		(490,000)							(7,840)		(7,840)
Declaration and payment of cash dividend										(373,641)	(373,641)
Write-down of subscription receivable				(105,000)		105,000					-
				16,660							16,660
Net income Forgiveness of related party debt										794,792	794,792

Balance December 31, 2008		409,206,087	$40,970	$33,360,781	$ -	$(105,000)	$	(36,750)	$(7,840)	$(36,296,209)	$3,044,048

NATURAL BLUE RESOURCES, INC.
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$794,792	$(1,632,658)

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Write-off of debts	(2,342,302)	(95,343)
Depreciation	747,195	73,125
Gain on trade-in of fixed assets	(46,221)	-
Stock issued for services	103,580	17,320
(Gain) loss on litigation	85,551	(324,361)
Stock option vesting expense	62,500	114,420
Amortization of accounts payable reserve	16,000	16,000
Write-off of inventory	-	163,400
Impairment of goodwill	-	206,746

Change in operating assets and liabilities:
Decrease in accounts receivable, net	365,632	121,288
(Increase) decrease in inventory	(8,462)	478,322
(Increase) decrease in prepaid expenses	(9,540)	8,750
Decrease in deposits	7,218	-
Increase (decrease) in accounts payable and accrued expenses	1,315,102	(158,658)
Increase (decrease) in related party payables	300	(9,700)

Net cash provided by (used in) operating activities	1,091,345	(1,021,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(242,791)	(1,354)
Net cash acquired in acquisition	-	35,418

Net Cash Provided by (Used in) Investing Activities	(242,791)	34,064

CASH FLOWS FROM FINANCING ACTIVITIES:
Checks in excess of bank balance	-	37,825
Proceeds from stock issuances	100,125	539,420
Proceeds from stockholder loan	-	425,000
Principal payments on notes payable	(117,306)	(45,000)
Principal payments on judgments payable	(100,000)	-
Proceeds from exercise of warrants	-	7,500
Purchase of treasury stock	(7,840)	-
Payment of dividends	(373,641)	-

Net Cash Provided by (Used in) Financing Activities	(498,662)	964,745

NET INCREASE (DECREASE) IN CASH	349,892	(22,540)
CASH, BEGINNING OF PERIOD	49,086	71,626

CASH, END OF PERIOD	$398,978	$49,086

(continued)

NATURAL BLUE RESOURCES, INC.
Consolidated Statements of Cash Flows (continued)

	Year Ended
	December 31,
	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Cash paid for interest	$34,889	$12,916
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for satisfaction of debt	$78,921	$129,850
Stock issued for fixed assets	$-	$7,400
Conversion of accounts payable to notes payable	$230,605	$-
Conversion of notes payable and accrued interest to judgments payable	$469,449	$-
Cancellation of 1,000,000 shares of stock, $.0001 par value	$100	$-
Stock issued as a reduction of “Stock to be Issued”	$9,750	$84,000
Note payable issued for purchase of subsidiary	$-	$4,000,000
Stock issued for purchase of subsidiary	$-	$500,000
Stock issued as prepayment for future services	$36,750	$-
Forgiveness of related party debt	$16,660	$-
Write down of common stock subscription receivable	$105,000	$-
Stock issued for subscription receivable	$3,000	$-

 See accompanying notes to the financial statements.

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

A. BASIS OF PRESENTATION AND ORGANIZATION

Natural Blue Resources, Inc. (the “Company”) has four subsidiaries: American Marketing and Sales, Inc., a Massachusetts corporation that the Company wholly owns; NetSymphony Corporation and QoVox Corporation, North Carolina corporations that the Company wholly owns; and CASCommunications, Inc., a Florida corporation, of which the Company owns 40%. The primary business of American Marketing and Sales, Inc. (doing business as Innovative Designs) is marketing and selling food service products and caterware. NetSymphony Corporation was incorporated on March 29, 2007 to take advantage of software-driven network assurance products and services, and its planning and staffing are in the formative stage.  QoVox was known as North Electric Company, Inc. until July 1, 2005, when North Electric Company filed an Amendment to its Articles of Incorporation with the North Carolina Secretary of State to change its corporate name. The Company and its subsidiaries individually and collectively have been considered development stage enterprises in prior years.  With the acquisition of American Marketing and Sales, Inc., the Company is no longer considered to be in the development stage as defined in SFAS No. 7, “Accounting for Development Stage Enterprises.” CASCommunications, Inc. is an inactive company.  CASCommunications, Inc. did not generate any revenue in 2008 and is not expected to generate any revenue in 2009.

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

CASCommunications had no recorded assets as of December 31, 2008 or 2007, and had a loss before minority interest of zero for the years then ended due to the lack of activity. No consolidated assets are collateral for liabilities of CASCommunications. The Company has provided $270,000 of the total capital of $388,000 provided to CASCommunications as of December 31, 2008.

These consolidated financial statements reflect those of Natural Blue Resources, Inc., American Marketing & Sales, Inc., NetSymphony Corporation, QoVox Corporation, and CASCommunications, Inc. In accordance with the Financial Accounting Standards Board (FASB) interpretation (FIN) 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company continues to consolidate CASCommunications, Inc. as it expects to continue to absorb a majority of CASCommunications, Inc.’s losses.

The Company operates under the name of Natural Blue Resources, Inc. and trades under the symbol DTMG on the OTCBB. The Company’s active subsidiaries are American Marketing & Sales, Inc., NetSymphony Corporation, and QoVox Corporation, each of which the Company wholly owns.

NATURAL BLUE RESOURCES, INC.
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

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

Th accompanying consolidated financial statements present the consolidation of the financial statements of Natural Blue Resources, Inc., its partially owned subsidiary, CASCommunications, Inc., and its wholly owned subsidiaries, American Sales and Marketing, Inc., QoVox Corporation, and NetSymphony Corporation. All intercompany transactions and balances have been eliminated in the consolidation.

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

NATURAL BLUE RESOURCES, INC.
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

NATURAL BLUE RESOURCES, INC.
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

NATURAL BLUE RESOURCES, INC.
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

NATURAL BLUE RESOURCES, INC.
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

NATURAL BLUE RESOURCES, INC.
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

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
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
$-	$596,802

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

NATURAL BLUE RESOURCES, INC.
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

NATURAL BLUE RESOURCES, INC.
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

G. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted EPS calculations for the periods presented:

	Years Ended December 31,
	2008	2007
Net Income (Loss) (numerator)	$794,792	$(1,632,658)
Weighted Average Shares (denominator)	398,863,987	372,135,169
Basic and diluted net loss per common share	$-	$-

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

NATURAL BLUE RESOURCES, INC.
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

NATURAL BLUE RESOURCES, INC.
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

J. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2008	2007
Equipment	$81,220	$54,062
Furniture	13,806	40,224
Automobiles	66,682	35,003
Capital Leases	35,100	35,100
Tooling Molds	3,019,612	2,777,561
Total property and equipment	3,216,420	2,941,950
Less: accumulated depreciation	(897,079)	(164,426)
Property and equipment, net	$2,319,341	$2,777,524

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

NATURAL BLUE RESOURCES, INC.
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

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

N.  INCOME TAXES

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s effective rate for 2008 and 2007 is as follows:

	2008	2007	2006
Computed at the expected statutory rate (35%)	$278,000	$(571,000)	$(528,000)
State income tax net federal tax benefit	40,000	(81,000)	(75,000)
Compensatory stock options cancelled or expired	670,000	324,000	-
NOL’s used	(343,000)	-	-
Adjustment to prior year’s deferred tax asset	1,379,000	-	-
Less: valuation allowance change, net of NOL’s used	(2,024,000)	328,000	603,000
Total expense (benefit) for income taxes	$-	$-	$-

Deferred tax assets and (liabilities) at December 31, 2008 and 2007 are as follows:

	2008	2007	2006
Deferred tax assets:
Net operating loss carry forwards (NOL's)	$3,184,000	$3,527,000	$4,418,000
Depreciation and amortization	(20,000)	(20,000)	(20,000)
Stock option compensation	260,000	905,000	1,065,000
Gross deferred tax assets	3,424,000	4,412,000	5,463,000
Valuation allowance	(3,424,000)	(4,412,000)	(5,463,000)
Net deferred tax assets	$-	$-	$-

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

NATURAL BLUE RESOURCES, INC.
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

Q. SUBSEQUENT EVENTS

Material Definitive Agreement:

On March 18, 2009, the Company entered into a Stock Purchase Agreement and purchase money promissory note Assignment and Assumption Agreement incident to its proposed sale of its wholly owned subsidiary American Marketing and Sales, Inc. (“AMS”) to an unrelated third party ("Buyer"). The sale is subject to the consent of a majority of the Company’s stockholders. Some of the Company’s principal shareholders (“Principal Shareholders) also hold a purchase money note ("Note") secured by all of the assets of AMS concerning an election to return the 15 million Company common shares previously issued in the acquisition of AMS in December 2007, in favor of full payment of the purchase money note. As of December 31, 2008, the principal and interest due on the Note is approximately $5.4 Million, consisting of a promissory note issued in the December 2007 AMS acquisition with a face amount of $4 Million, and additional loans and accrued interest of approximately $1,418,000.

The Stock Purchase Agreement provides that the Company (or its shareholders of record) shall receive 1 Million shares of the Buyer’s common stock (restricted with piggy-back registration rights) in exchange for the transfer of AMS shares to the Buyer. The Company shall deliver to the Principal Shareholders from escrow 15 Million shares of Company common stock in exchange for (1) a complete release of the Company and its directors and officers, etc. from further liability upon the Note, (2) the Principal Shareholders’ written consent to the assumption of the Note by the Buyer, (3) the Buyer’s written assumption of the Note, and (4) the Principal Shareholders’ and the Buyer’s agreement to extend the term of the Note for one year. During the term of the extended Note, AMS’ President shall have the right to convert the principal and interest then due into the Buyer’s common stock (restricted with piggy-back registration rights) at the price of $6 per share. For its assumption of the additional loans from AMS on the Note, the Buyer shall be issued 50 Million unregistered Company common shares at the closing.

The Principal Shareholders shall release their security interest in NetSymphony Corporation stock and return the stock certificate to the Company. In consideration of their aforementioned acts and consents, the Buyer shall deliver to the Principal Shareholders 400,000 shares of the Buyer’s common stock (restricted with piggy-back registration rights).

Stock Purchase:

On March 18, 2009, the Company issued 2,000,000 shares of stock at $.025 per share for total cash proceeds of $50,000 pursuant to a private placement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
Item 9A(T).	Controls and Procedures.

The Company’s management, consisting of James Murphy, our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based upon this evaluation, our Chief Executive Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

 Our directors, executive officers, significant employees, significant consultants and control persons as of December 31, 2008 were as follows:

Name	Age	Position	Held Since
James Murphy	56	Chairman, Chief Executive Officer, Principal Financial Officer, President and Director of Natural Blue Resources, Inc. and Director and President of NetSymphony Corporation and QoVox, Inc.	Dec. 2005
Leonard Tocci	67	President, American Marketing and Sales	Dec. 2007
Gerald C. Bellis	80	Director of Natural Blue Resources, Inc.	Sept. 2008
Dan Ference	60	Chief Operating Officer of QoVox Corporation	Sept. 2001
Neil R. Gordon	59	Director of Natural Blue Resources, Inc.	Sept. 2005

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

Gerald C. Bellis, Director

On September 12, 2008, the Board of Directors of Natural Blue Resources, Inc. elected Gerald C. Bellis as a new director. Mr. Bellis has over 40 years of experience in the management of high technology manufacturing companies at every level of responsibility through CEO. As compensation, Mr. Bellis receives 500,000 Datameg options vesting immediately with an exercise price of $.025/ share and an additional 250,000 Datameg options vesting on April 1, 2009 with an exercise price of $.035 / share. Mr Bellis is expected to serve on the SOX Compliance Committee. Mr. Bellis is also expected to engage in significant oversight of NetSymphony’s operations.

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

 Audit Committee and Audit Committee Financial Expert

We have a standing audit committee comprised of three members of the Board of Directors, two of whom are independent. We do not have an audit committee financial expert because we have been unable to attract and compensate an individual with the necessary skills to serve in such role.  We intend to identify and appoint a financial expert to serve on our audit committee when possible.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
James Murphy (1) President Natural Blue Resources/QoVox/ NetSymphony	2008	$150,000	$0	$0	$0	$0	$0	$0	$150,000
	2007	$150,000	$0	$0	$0	$0	$0	$0	$150,000
	2006	$150,000	$0	$0	$10,000	$0	$0	$0	$160,000
Leonard Tocci (2) President American Marketing and Sales, Inc.	2008	$200,000	$0	$0	$0	$0	$0	$0	$200,000
	2007	$200,000	$0	$0	$0	$0	$0	$0	$200,000
Dan Ference (3) COO QoVox	2008	$144,000	$0	$0	$0	$0	$0	$0	$144,000
	2007	$144,000	$0	$0	$0	$0	$0	$0	$144,000
	2006	$144,000	$0	$0	$64,800	$0	$0	$0	$208,800

(1)  Mr. Murphy entered into a written employment agreement with the Company on December 29, 2005, pursuant to which he was employed as the Company’s Chief Executive Officer.  Mr. Murphy’s employment is at will.  Under the terms of his employment agreement, Mr. Murphy receives an annual salary of $150,000 per year and is eligible for an annual discretionary bonus of up to 75% of his base salary if and to the extent approved by the Company’s Board of Directors.  At the time Mr. Murphy entered into his employment agreement, Mr. Murphy received options  valued at $10,000 to acquire up to 2,500,000 shares of the Company’s common stock at an exercise price of $.10 per share.

(2)  Mr. Tocci entered into a written employment agreement with American Marketing on December 12, 2007, pursuant to which he was employed by American Marketing as its Chief Executive Officer.  The employment agreement as a term of five years.  Under the terms of the employment agreement, Mr. Tocci receives an annual salary of 200,000 and is eligible for an annual discretionary bonus if and to the extent approved by the Company’s Board of Directors.  Mr. Tocci’s employment agreement also contains certain non-competition covenants.   Only the portion of the Mr. Tocci’s 2007 salary earned subsequent to the date of the American Marketing and Sales, Inc. acquisition, December 7, 2007, has been presented in the consolidated statement of operations.

(3)  Mr. Ference entered into a written employment agreement with QoVox on January 12, 2007 pursuant to which he was employed by QoVox as its Chief Operating Officer.  Mr. Ference’s employment is at will.   Under the terms of his employment agreement, Mr. Ference receives an annual salary of $144,000, and options to purchase 5,500,000 shares and 2,000,000 share of the Company’s common stock at exercise prices of $.15 and $.18, respectively.

In January 2007, the Company settled claims by Mr. Ference for compensation due him for services rendered during fiscal 2006 and prior years.  As part of the settlement, the options held by Mr. Ference for the purchase of 5.500,000 and 2,000,000 shares were cancelled and replaced by an option to purchase 6.250,000 shares at an exercise price of $.06.  Since the circumstances leading to the settlement had occurred prior to December 31, 2007 and related to services rendered during fiscal year 2006 and prior years, the options were considered issued and outstanding at December 31, 2007 and an incremental compensation expense resulting from the cancellation and replacement of the option agreements of $64,800 was recorded during 2006.

Outstanding Equity Award At Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexerciseable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

James Murphy	2,500,000	0	0	$0.10	12/28/2010	0	0	0	0
	2,500,000	0	0	$0.17	12/28/2010	0	0	0	0
	1,000,000	0	0	$0.05	9/1/2008	0	0	0	0
	1,000,000	0	0	$0.05	12/28/2010	0	0	0	0

Daniel Ference	6,250,000	0	0	$0.06	12/31/2010	0	0	0	0

Directors Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Neil Gordon (1)	$0	$0	$0	$0	$0	$0	$0
Gerald C. Bellis (2)	$0	$0	$3,250	$0	$0	$0	$3,250

(1)  When Neil Gordon was appointed to the Company’s Board of Directors in 2005, he received options for 750,000 shares of the Company’s common stock at an exercise price of $.04 per share

(2)  When Gerald C. Bellis was appointed to the Company’s Board of Directors in 2008, he received options valued at $3,250 for 750,000 shares of the Company’s common stock at an exercise price of $.03 per share.

The Company does not pay any compensation to directors for their services other than the issuance of the stock options reflected above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the following information about the beneficial ownership of our common stock outstanding as of December 31, 2008 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We are not aware of any beneficial owner of more than 5% of the outstanding common stock. Unless otherwise indicated, the address of each named beneficial owner or executive officer is c/o Natural Blue Resources, Inc., 2150 S 1300 E, Suite 500, Salt Lake City, UT 84106.

	NAME	AMOUNT AND NATURE OF		PERCENT OF CLASS(2)
Title of class	DIRECTOR OR EXECUTIVE OFFICER	BENEFICIAL OWNERSHIP(1)
Common	James Murphy	18,560,000	(3)	4.5%
Common	Leonard Tocci	20,091,666		4.9%
Common	Neil Gordon	750,000	(4)	0.2%
Common	Gerald C. Bellis	750,000	(5)	0.2%
Common	Dan Ference	8,500,000	(6)	2.1%
	Directors and Officers as a Group	48,651,666		11.9%

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

(2)   To compute percent of class, securities not outstanding which are subject to such options, warrants, rights or conversion privileges shall be deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person but shall not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

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

Item 14.	Principal Accounting Fees and Services.

Fiscal Year Ended December 31,	Audit Fees (1)	Audit Related Fees (2)	Tax Fees (3)	All Other Fees (4)	Total Fees

2008	$88,400	$0	$0	$0	$88,400
2007	$92,000	$0	$5,000	$0	$97,000

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

Audit Committee Pre-Approval Policies and Procedures

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

 (a)(1) Financial Statements

Our consolidated financial statements and notes to our consolidated financial statements filed with this report are set forth herein.

(a)(3) Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Merger among Datameg Corporation, AM Acquisition Corporation, American Marketing & Sales, Inc. and other parties thereto dated August 17, 2007 (1)

3.1	Certificate of Incorporation of Natural Blue Resources, Inc., a Delaware corporation, dated April 27, 2005 (1)

3.2	Bylaws of Natural Blue Resources, Inc., a Delaware corporation, effective as of April 27, 2005(2)

10.1	Employment Agreement between QoVox Corporation and Dan Ference dated January 1, 2007

10.2	Option Agreement between Datameg Corporation and Ference dated January 1, 2007

10.3	Agreement between QoVox Corporation and Dan Ference dated January 12, 2007

10.4	Option Agreement between Datameg Corporation and Gerald C. Bellis dated September 12, 2008

21.1	Subsidiaries of the Registrant.

31.1	Rule 13a-14(a) Certificate of Principal Executive Officer (Principal Executive Officer)

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer (Principal Financial Officer)

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350

Footnotes to Exhibits
(1)	Incorporated by reference to the Current Report on Form 8-K filed by Natural Blue Resources, Inc. on May 4, 2005.
(2)	Incorporated by reference to the Current Report on Form 8-K filed by Natural Blue Resources, Inc. on August 17, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of December, 2009.

Natural Blue Resources, Inc. (formerly known as Datameg Corporation)

BY:	/s/ Toney Anaya
Toney Anaya,
Chairman, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Toney Anaya	Chairman, Chief Executive Officer and Director	December 24, 2009
Toney Anaya	(Principal Executive Officer)

/s/ Walter Cruickshank	Chief Financial Officer	December 24, 2009
Walter Cruickshank	(Principal Financial Officer)

/s/ Daryl Kim	Director	December 24, 2009
Daryl Kim

/s/ James Murphy	Director	December 24, 2009
James Murphy