Form 10-Q/A
period 2009-03-31
NATURAL BLUE RESOURCES, INC.
filed 2009-12-28
CIK 716749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☒ No

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

PART I - FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of Natural Blue Resources, Inc., formerly known as Datameg Corporation (the “Company”), are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 2008 included in a Form 10-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on or about December 28, 2009, as amended. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the quarter ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

INDEX

Natural Blue Resources, Inc.
(formerly Datameg Corporation)

Consolidated Financial Statements (unaudited)
For the Three Months Ended March 31, 2009 and 2008

NATURAL BLUE RESOURCES, INC.
Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$828,261	$398,978
Stock subscriptions receivable, current (Note I)	98,500	3,000
Accounts receivable, net	1,005,734	1,250,973
Inventory (Note C)	265,367	310,186
Prepaid expenses	10,800	9,540
Total Current Assets	2,208,662	1,972,677
PROPERTY AND EQUIPMENT - NET (Note M)	2,375,929	2,319,341
OTHER ASSETS (Note L)
Certificates of deposit – noncurrent	200,000	-
Investment in available-for-sale securities	26,000	-
Total Other Assets	226,000	-
TOTAL ASSETS	$4,810,591	$4,292,018
LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,125,755	$2,362,979
Due to related parties (Note D)	12,314	12,200
Judgments payable (Note H)	435,000	455,000
Notes payable, current portion (Note E)	4,343,333	364,329
Total Current Liabilities	7,916,402	3,194,508
NOTES PAYABLE - LONG-TERM PORTION (Note E)	209,497	4,209,497
TOTAL LIABILITIES	8,125,899	7,404,005
DEFICIT
STOCKHOLDERS' DEFICIT (Note I)
Common stock, $0.0001 par value; 493,000,000 shares authorized, 415,636,087 and 415,146,087 shares issued and outstanding, resp., Mar. 31, 2009; 409,696,087 and 409,206,087 shares issued and outstanding, resp., Dec. 31, 2008	41,564	40,970
Additional paid-in capital	33,508,687	33,360,781
Stock subscriptions receivable, long-term (Note F)	(105,000)	(105,000)
Services prepaid with stock (Note I)	-	(36,750)
Accumulated deficit	(36,684,780)	(36,296,209)
Total Stockholders' Deficit (before treasury stock)	(3,239,529)	(3,036,208)
Less: Treasury stock, cost of 490,000 shares, $.016 per share	(7,840)	(7,840)
Total Stockholders' Deficit	(3,247,369)	(3,044,048)
NONCONTROLLING INTEREST IN SUBSIDIARY	(67,939)	(67,939)
TOTAL DEFICIT	(3,315,308)	(3,111,987)
TOTAL LIABILITIES AND DEFICIT	$4,810,591	$4,292,018

See accompanying notes to the financial statements (unaudited).

NATURAL BLUE RESOURCES, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

NET SALES	$2,179,085	$1,926,142
COST OF SALES	(2,009,301)	(1,460,468)
GROSS MARGIN	169,784	465,674

OPERATING EXPENSES
General and administrative	437,287	660,865
Selling and marketing	53,133	55,933
Research and development	-	68,393
Total Operating Expenses	490,420	785,191

LOSS FROM OPERATIONS	(320,636)	(319,517)

OTHER INCOME (EXPENSES)
Interest expense	(69,018)	(100,166)
Settlement income	512	10,000
Write off of debt	-	4,000
Other income	571	810
Total Other Income (Expenses)	(67,935)	(85,356)

LOSS BEFORE INCOME TAXES AND NONCONTROLLING INTEREST	(388,571)	(404,873)

PROVISION FOR INCOME TAXES	-	-
LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	-	-

NET LOSS	$(388,571)	$(404,873)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	409,866,309	393,336,351

See accompanying notes to the financial statements (unaudited).

NATURAL BLUE RESOURCES, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(388,571)	$(404,873)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	175,361	142,751
Settlement income	-	(10,000)
Stock issued for consulting services	-	3,500
Debt write-off	-	(4,000)
Amortization of services prepaid with stock	36,750	-
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	245,239	477,182
Decrease in inventory	44,819	3,538
(Increase) in prepaid expenses	(1,260)	-
Decrease in deposits	-	7,218
Increase in accounts payable and accrued expenses	762,776	767,976
Increase in due to related parties	114	-
Net cash provided by operating activities	875,228	983,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of certificates of deposit	(200,000)	-
Investment in available-for-sale securities	(26,000)	-
Purchases of fixed assets	(231,949)	(54,000)
Net Cash Used in Investing Activities	(457,949)	(54,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	50,000	50,000
Principal payments on notes payable	(20,996)	(28,025)
Proceeds from stock subscriptions receivable	3,000	-
Principal payments on judgments payable	(20,000)	-
Payment of dividends	-	(373,548)
Net Cash Provided by (Used in) Financing Activities	12,004	(351,573)

NET INCREASE IN CASH AND CASH EQUIVALENTS	429,283	577,719

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	398,978	49,086

CASH AND CASH EQUIVALENTS, END OF PERIOD	$828,261	$626,805

NATURAL BLUE RESOURCES, INC.
Consolidated Statements of Cash Flows (CONT’D)
(unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$1,833	$6,623
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for stock subscriptions receivable	$98,500	$-
Stock issued for satisfaction of debt	$-	$41,625

See accompanying notes to the financial statements (unaudited).

NATURAL BLUE RESOURCES, INC.
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

Until July 24, 2009, the Company operated under the name of Datameg Corporation and traded under the symbol DTMG on the OTCBB. As of July 24, 2009, the Company operates under the name Natural Blue Resources, Inc. and trades under the symbol NTUR on the OTCBB. The Company’s active subsidiaries are American Marketing & Sales, Inc., NetSymphony Corporation, and QoVox Corporation, each of which the Company wholly owns.

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

	March 31,	December 31,
	2009	2008
AMS
Raw Materials	$4,560	$88,635
Work in Progress	176,309	178,423
Finished Goods	57,033	17,163
QoVox
Raw Materials	927	927
Finished Goods	25,684	25,038
NetSymphony
Finished Goods	854	-
Total	$265,367	$310,186

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

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
March 31, 2009
(unaudited)
E. NOTES PAYABLE (CONT’D)

	Principal balance
	March 31, 2009	December 31, 2008
In May 2007, American Marketing and Sales, Inc. entered into a note payable with Flagship Bank of Leominster, MA for $400,000. The note accrues interest at prime less .75% (approximately 6.5%), carries monthly payments that annually total of $93,918, and matures in May 2012. The Company is current on its payments, so there was no accrued interest at March 31, 2009 or December 31, 2008. Interest expense of $1,833 and $6,623 was recorded during the three months ended March 31, 2009 and 2008, respectively. Future maturities are payable during the fiscal years ended December 31st as follows:	258,725	278,721

Dec. 31,	Payments	Principal	Interest
2009	64,263	49,228	15,035
2010	93,918	83,183	10,735
2011	93,918	88,754	5,164
2012	37,979	37,560	419
Totals	290,078	258,725	31,353

Total notes payable	4,552,830	4,573,826
Less current portion (A)	(4,343,333)	(364,329)
Total notes payable – long-term (A)	$209,497	$4,209,497
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

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
March 31, 2009
(unaudited)

G. NET LOSS PER COMMON SHARE

As required by SFAS No. 128, the following is a reconciliation of the basic and diluted loss per share calculations for the periods presented:

	Three Months Ended March 31,
	2009	2008
Net Loss (numerator)	$(388,571)	$(404,873)
Weighted Average Shares (denominator)	409,866,309	393,336,351
Basic and diluted net loss per common share	$(0.00)	$(0.00)

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

The principal and interest on the settlement date totaling $469,449 were reclassified from accounts and notes payable to judgments payable, and an additional $85,551 was accrued to record the full settlement amount.  After making an initial payment of $100,000, the Company defaulted on the January 2009 payment. Although the Company made an additional $20,000 payment in February 2009, negotiations ensued and the Company and plaintiff entered into a second settlement agreement wherein plaintiff will accept 10 million Company common shares as payment of the judgment if certain events are concluded on or before June 1, 2009 (Note K).  The shares were issued to an escrow account on March 25, 2009.  If the aforementioned events fail to occur, the second settlement is void and the 10 million shares in escrow will be returned to the Company for cancellation.

NATURAL BLUE RESOURCES, INC.
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

K. SUBSEQUENT EVENTS

Material Definitive Agreements:

Blue Earth Solutions, Inc.:

On March 18, 2009, the Company entered into a Stock Purchase Agreement and an Assignment and Assumption Agreement (related to a purchase money promissory note) incident to its proposed sale of its wholly owned subsidiary American Marketing & Sales, Inc. (AMS), to Blue Earth Solutions, Inc., a Nevada corporation ("Buyer"). The sale is subject to the consent of a majority of the Company’s shareholders and is expected to conclude in mid-June 2009.

Several principal shareholders, who are the former owners of all American Marketing shares, currently hold 15 million Company common shares in escrow from their sale of AMS to the Company in December 2007. These principal shareholders also hold a purchase money note ("Note") secured by all of the assets of AMS concerning an election to return the 15 million Company common shares in favor of full payment of the purchase money note. As of December 31, 2008, the principal and interest due on the Note was approximately $5.4 Million consisting of a Note face amount of $4 Million and additional loans and accrued interest of approximately $1,418,000.

Among other terms, the Company (or its shareholders of record) shall receive 1 million (restricted with piggy-back registration rights) common shares of the Buyer’s shares in exchange for the transfer of AMS shares to the Buyer. The Company shall deliver to the principal shareholders from escrow 15 million Company common shares in exchange for (1) a complete release of the Company and its directors and officers from further liability upon the Note and otherwise, (2) the principal shareholders’ written consent to the assumption of the Note by Blue Earth, (3) Blue Earths’ written assumption of the Note, and (4) the principal shareholders’ and the Buyer’s agreement to extend the term of the Note for one year.

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

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
March 31, 2009
(unaudited)

K. SUBSEQUENT EVENTS (CONT’D)

Natural Blue Resources, Inc.:

On April 14, 2009, the Company entered into a Share Exchange Agreement to acquire Natural Blue Resources, Inc. (“NBR”), a Nevada corporation. The acquisition is subject to the consent of a majority of the Company’s shareholders and to the consent of NBR’s shareholders and is expected to conclude in mid-June 2009. The purchase of NBR will be made pursuant to a Share Exchange Agreement resulting in a change of control. The Share Exchange Agreement contains, among other things, representations and warranties of the aforementioned parties and covenants of the Company and NBR. Among other terms, shareholders of NBR shall transfer all of NBR's issued and outstanding shares of capital stock ("Shares") to the Company and such Shares shall be converted into and exchanged for shares of the Company's common stock, equaling upon completion of this share exchange ninety percent (90%) of the issued and outstanding capital stock of the Company. To effect this Agreement, the Company’s current shareholders must consent to a 100 to 1 reverse stock split reducing the Company’s outstanding shares to approximately 4.9 million common shares pre-closing and to approximately 49 million shares after the share exchange.

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

M.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
Equipment	$81,220	$81,220
Furniture	13,806	13,806
Automobiles	78,424	66,682
Capital Leases	35,100	35,100
Tooling Molds	3,239,819	3,019,612
Total property and equipment	3,448,369	3,216,420
Less: accumulated depreciation	(1,072,440)	(897,079)
Property and equipment, net	$2,375,929	$2,319,341

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

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

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

Sincerely,

/s/ James Murphy

James Murphy, Chief Executive Officer
and Chairman of the Board

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

10.1	Stock Purchase Agreement among Blue Earth Solutions, Inc., Datameg Corporation and American Marketing & Sales, Inc. dated as of March 17, 2009 (1)

10.2
Assignment and Assumption Agreement among Blue Earth Solutions, Inc., Datameg Corporation, American Marketing & Sales, Inc., Leonard J. Tocci, Lynel J. Tocci, Leanne J. Whitney, and Linnea J. Clary. Leonard J. Tocci dated March 17, 2009 (1)

10.3	Secured Promissory Note of American Marketing and Sales, Inc. and Datameg Corporation in favor of Leonard Tocci (1)

31.1	Rule 13a-14(a) Certificate of Principal Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350

(1)  Filed as an Exhibit to the Current Report on Form 8-K by the Registrant on April 2, 2009

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