Form 10-Q/A
period 2009-06-30
NATURAL BLUE RESOURCES, INC.
filed 2009-12-28
CIK 716749

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  ☐Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 49,285,109 and 49,280,209 shares of common stock issued and outstanding, respectively, as of November 5, 2009.   Of the issued shares, 4,900 were repurchased by the Company and are being held in treasury for reissuance in the future.

PART I - FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of Natural Blue Resources, Inc., formerly known as Datameg Corporation (the “Company”), are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended December 31, 2008 included in a Form 10-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on or about December 28, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the quarter ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

This Form 10Q/A and its financial statements report a change in closing date for the Company’s sale of American Marketing & Sales, Inc. from June 30, 2009 to July 1, 2009.

INDEX

Natural Blue Resources, Inc.
(formerly Datameg Corporation)
Consolidated Financial Statements (unaudited)
For the Three and Six Months Ended June 30, 2009 and 2008

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
Consolidated Balance Sheets
	June 30,	December 31,
	2009	2008
ASSETS	(unaudited, restated Note M)
CURRENT ASSETS
Cash and cash equivalents	$160,030	$398,978
Stock subscriptions receivable, current (Note I)	-	3,000
Accounts receivable, net	28,325	1,250,973
Inventory (Note C)	27,465	310,186
Prepaid expenses	-	9,540
Total Current Assets	215,820	1,972,677
PROPERTY AND EQUIPMENT - NET (Note L)	2,603	2,319,341
OTHER ASSETS
Assets of subsidiary held for sale (Note K)	4,784,236	-
TOTAL ASSETS	$5,002,659	$4,292,018
LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$971,363	$2,362,979
Due to related parties (Note D)	6,850	12,200
Liabilities of subsidiary held for sale (Note K)	1,441,007	-
Judgments payable (Note H)	-	455,000
Notes payable, current portion (Note E)	4, 226,605	364,329
Total Current Liabilities	6,645,825	3,194,508
NOTES PAYABLE - LONG-TERM PORTION (Note E)	-	4,209,497
TOTAL LIABILITIES	6,645,825	7,404,005
STOCKHOLDERS' DEFICIT (Note I)
Common stock, $0.0001 par value; 493,000,000 shares authorized, 4,307,861 and 4,302,961 shares issued and outstanding, resp., with 4,900 in treasury June 30, 2009; 4,096,961 and 4,092,061 shares issued and outstanding, resp., with 4,900 in treasury , Dec. 31, 2008	430	410
Additional paid-in capital	35,378,698	33,401,341
Stock subscriptions receivable, long-term (Note F)	(105,000)	(105,000)
Services prepaid with stock (Note I)	-	(36,750)
Accumulated deficit	(36,841,515)	(36,296,209)
Total Stockholders' Deficit (before treasury stock)	(1,567,387)	(3,036,208)
Less: Treasury stock, cost of 4,900 shares, $1.60 per share	(7,840)	(7,840)
Total Stockholders' Deficit	(1,575,227)	(3,044,048)
NONCONTROLLING INTEREST IN SUBSIDIARY	(67,939)	(67,939)
TOTAL STOCKHOLDERS’ DEFICIT	(1,643,166)	(3,111,987)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,002,659	$4,292,018

See accompanying notes to the financial statements (unaudited).

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
Consolidated Statements of Operations
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(restated Note M)		(restated Note M)
NET SALES	$140	$3,250	$35,918	$3,250
COST OF SALES	-	(250)	-	(250)
GROSS MARGIN	140	3,000	35,918	3,000
OPERATING EXPENSES
General and administrative	505,406	536,657	797,265	882,915
Selling and marketing	1,448	17,447	2,309	28,784
Research and development	25,352	-	25,352	68,393
Total Operating Expenses	532,206	554,104	824,926	980,092
LOSS FROM OPERATIONS	(532,066)	(551,104)	(789,008)	(977,092)
OTHER INCOME (EXPENSES)
Interest expense	(53,958)	(94,802)	(121,143)	(189,616)
Settlement income	190,524	-	190,524	-
Write off of debt	-	4,000	-	8,000
Other income	1,566	37,342	2,649	48,152
Total Other Income (Expenses)	138,132	(53,460)	72,030	(133,464)
LOSS BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(393,934)	(604,564)	(716,978)	(1,110,556)
Provision for income taxes	-	-	-	-
Loss attributable to non-controlling interest	-	-	-	-
NET LOSS BEFORE DISCONTINUED OPERATIONS	(393,934)	(604,564)	(716,978)	(1,110,556)
DISCONTINUED OPERATIONS
Net income from discontinued operations	237,199	284,277	171,672	385,396
NET INCOME FROM DISCONTINUED OPERATIONS	237,199	284,277	171,672	385,396
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(156,735)	$(320,287)	$(545,306)	$(725,160)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net loss per share, continuing operations	$(0.09)	$(0.15)	$(0.17)	$(0.28)
Net earnings per share, discontinued operations	0.06	0.07	0.04	0.10
Total net loss per share	$(0.03)	$(.08)	$(0.13)	$(0.18)
Weighted average common shares outstanding	4,193,061	3,991,399	4,182,161	3,962,381

See accompanying notes to the financial statements (unaudited).

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:	(restated Note M)
Net loss	$(545,306)	$(725,160)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation	353,217	274,362
Settlement income	(190,524)	(10,000)
Stock issued for services	242,050	142,875
Stock option vesting expense	-	60,000
Debt write-off	-	(8,000)
Amortization of services prepaid with stock	36,750	-
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	89,533	283,814
Decrease in inventory	90,601	34,266
(Increase) decrease in prepaid expenses	2,340	(9,540)
Decrease in deposits	-	7,218
Increase in accounts payable and accrued expenses	1,135,693	1,130,387
Decrease in judgments payable	(20,000)	-
Decrease in due to related parties	(5,350)	-
Net Cash Provided by Operating Activities	1,189,004	1,180,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash in subsidiary held for sale	(712,821)	-
Purchase of long-term certificates of deposit	(200,000)	-
Proceeds from long-term certificates of deposit	100,000	-
Purchase of investment in available-for-sale securities	(276,000)	-
Purchases of fixed assets	(399,460)	(143,436)
Net Cash Used in Investing Activities	(1,488,281)	(143,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	151,500	65,000
Principal payments on notes payable	(91,171)	(56,619)
Payment of dividends	-	(373,548)
Net Cash Provided by (Used in) Financing Activities	60,329	(365,167)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(238,948)	671,619
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	398,978	49,086
CASH AND CASH EQUIVALENTS, END OF PERIOD	$160,030	$720,705

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
Consolidated Statements of Cash Flows (CONT’D)
(unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:	(restated Note M)
Cash paid for interest	$26,358	$9,340
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of related party debt written off to paid-in capital	$1,179,102	$-
Stock issued for satisfaction of debt	$407,725	$9,750
Conversion of accounts payable to notes payable	$-	$230,605

See accompanying notes to the financial statements (unaudited).

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
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

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements present the consolidation of the financial statements of the Company, its partially owned subsidiary, CASCommunications, Inc., and its wholly owned subsidiaries, American Sales and Marketing, Inc., QoVox Corporation, and NetSymphony Corporation. All intercompany transactions and balances have been eliminated in the consolidation.

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
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

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
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

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
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

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
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

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
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

Segment Information:

ASC Topic 280 (SFAS No. 131) requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. American Marketing and Sales, Inc. (AMS) is considered a separately reportable business segment that meets the ‘Single Industry Dominance’ test, which eliminates the segment disclosure requirements if the segment accounts for 90% or more of the combined revenue, reported profit, and assets.  The revenues, profits, and assets reported in the consolidated financial statements are primarily those of AMS.  The assets and liabilities of AMS have been segregated as held for sale on the balance sheet, and the operations of AMS for the six months ended June 30, 2009 have been reported as discontinued operations in the statements of operations due to its sale on July 1, 2009 (Note K).  Neither Natural Blue Resources, Inc. nor its remaining subsidiaries qualifies as a separately reportable business segment.

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

	June 30, 2009	December 31, 2008
AMS Raw Materials	$-	$88,635
Work in Progress	-	178,423
Finished Goods	-	17,163
QoVox
Raw Materials	927	927
Finished Goods	25,684	25,038
Net Symphony
Finished Goods	854
Total	$27,465	$310,186

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
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

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
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
	4,000,000	4,000,000
Total notes payable	4,226,605	4,573,826
Less current portion	(4,226,605)	(364,329)
Total notes payable – long-term	$-	$4,209,497

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

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
Six Months Ended June 30, 2009 and 2008
(unaudited)

G. NET LOSS PER COMMON SHARE

As required by ASC Topic 260 (SFAS No. 128), the following is a reconciliation of the basic and diluted loss per share calculations for the periods presented:

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Net loss per share, continuing operations	$(0.09)	$(0.15)	$(0.17)	$(0.28)
Net earnings (loss) per share, discontinued operations	0.06	0.07	0.04	0.10
Total net loss per share	$(0.03)	$(0.08)	$(0.13)	$(0.18)
Weighted average common shares outstanding	4,193,061	3,991,399	4,182,161	3,962,381

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

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
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

K. SUBSEQUENT EVENTS

Sale of Subsidiary

On July 1, 2009, the Company completed the sale of its wholly owned subsidiary, American Marketing & Sales, Inc., to Blue Earth Solutions, Inc., a Nevada corporation (“Blue Earth” or “BES”), pursuant to the following terms:

•
On March 18, 2009, the Company  ("Seller") entered into a Stock Purchase Agreement and an Assignment and Assumption Agreement (related to a purchase money promissory note) incident to its proposed sale of its wholly owned subsidiary, American Marketing & Sales, Inc., a Massachusetts corporation ("AMS"), to Blue Earth.

•	The sale was subject to the consent of a majority of Company’s shareholders which consent was obtained.

•
Leonard J. Tocci is the representative of the principal shareholders (Leonard J. Tocci, Lynel J. Tocci, Leanne J. Whitney, and Linnea J. Clary) who are the former owners of all AMS shares and are now owners of the 15 million (pre-split) Company shares in escrow from their sale of AMS to the Company in December 2007. The principal shareholders also hold a purchase money note ("Note") secured by all of the assets of AMS concerning an election to return the 15 million (pre-split) Company shares in favor of full payment of the Note. As of December 31, 2008, the principal and interest due on the Note is approximately $5.4 Million consisting of a Note face amount of $4 Million and additional loans and accrued interest of approximately $1,418,000.

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
Six Months Ended June 30, 2009 and 2008
(unaudited)

K. SALE OF SUBSIDIARY (CONT’D)

•
The purchase of AMS was made pursuant to a Stock Purchase Agreement. The Stock Purchase Agreement contained, among other things, representations and warranties of the aforementioned Parties and covenants of the Company, AMS and Blue Earth.

•
Among other terms, the Company received 1 million  (restricted with piggy-back registration rights) common shares of Blue Earth in exchange for the transfer of AMS shares to Blue Earth. Company delivered to the principal shareholders from escrow 15 million (pre-split) Company common shares in exchange for (1) a complete release of Company and its directors and officers from further liability upon the Note and otherwise, (2) the principal shareholders’ written consent to the assumption of the Note by Blue Earth, (3) Blue Earth’s written assumption of the Note and (4) the principal shareholders’ and Blue Earth’s agreement to extend the term of the Note for one year.

•
During the term of the extended Note, Mr. Tocci shall have the right to convert the principal and interest then due into Blue Earth (restricted with piggy-back registration rights) common shares at the price of $6 per share.

•	For their assumption of the additional loans from AMS on the Note, Blue Earth was issued 50 Million (pre-split) unregistered Company common shares at the Closing.

•	The principal shareholders released their security interest in NetSymphony Corporation stock and returned the stock certificate to the Company.

•
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

The assets and liabilities of AMS reported as held for sale at June 30, 2009 are comprised of the following:

Assets		Liabilities
Account	Amount	Account	Amount
Cash and equivalents	$712,821	Accounts payable and accrued expenses	$1,195,781
Accounts receivable, net	1,133,113	Notes payable, current	35,729
Inventory	192,120	Notes payable, long-term	209,497
Property, plant, equipment	3,515,825	Total Liabilities	$1,441,007
Accumulated depreciation	(1,152,843)
Prepaid expenses	7,200
Certificates of deposit, l/t	100,000
Available-for-sale securities	276,000
Total Assets	$4,784,236

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
Six Months Ended June 30, 2009 and 2008
(unaudited)

K. SUBSEQUENT EVENTS (CONT’D)

Purchase of Subsidiaries

On July 24, 2009, the Company (1) effected a 1 for 100 reverse stock split, (2) closed a share exchange transaction, described below, pursuant to which the Company became the 100% parent of Natural Blue Resources, Inc., a Nevada corporation, (“NBR”), (3) changed its name from Datameg Corporation, a Delaware corporation, to Natural Blue Resources, Inc., a Delaware corporation, and (4) changed its trading symbol from DTMG to NTUR.

•	On April 14, 2009, the Company entered into a Share Exchange Agreement to acquire Natural Blue Resources, Inc. (“NBR”), a Nevada corporation.

•	The acquisition was subject to the consent of a majority of the Company’s shareholders and to the consent of NBR’s shareholders. Those consents were obtained.

•
To effect the Share Exchange Agreement, the Company’s current shareholders consented to a 1 for 100 reverse stock split reducing the Company’s outstanding shares to 4,928,511 common shares. The reverse stock split became effective on July 24, 2009.

•
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

•	As of July 24, 2009, the Company owns all of NBR’s issued and outstanding stock, making NBR a wholly owned subsidiary of the Company.

Pursuant to the aforementioned Share Exchange Agreement and board resolutions, the former shareholders of NBR beneficially own ninety percent (90%) of the post reverse stock split issued and outstanding capital stock of the Company as of July 24, 2009.  The Company owns all of NBR’s issued and outstanding stock. NBR is a wholly owned subsidiary of the Company.  Pursuant to the Share Exchange Agreement, designees of NBR shall be appointed to serve the vacant unexpired terms of office of former members of the Company’s Board of Directors.

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

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
Six Months Ended June 30, 2009 and 2008
(unaudited)

L.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (excluding AMS’s net property and equipment of $2,362,982 included in net assets of subsidiary held for sale on the balance sheet) :

	June 30,	December 31,
	2009	2008
Equipment	$54,062	$81,220
Furniture	10,893	13,806
Automobiles	-	66,682
Capital Leases	35,100	35,100
Tooling Molds	-	3,019,612
Total property and equipment	100,055	3,216,420
Less: accumulated depreciation	(97,452)	(897,079)
Property and equipment, net	$2,603	$2,319,341

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

	Previously
Account	Reported	Restated	Difference	Note
Balance Sheet
Assets:
Investment in available for sale securities	$450,000	$-	$450,000	(1)
Assets of subsidiary held for sale	-	4,784,236	(4,784,236)	(2)
Liabilities:
Accounts payable and accrued expenses	611,363	971,363	(360,000)	(3)
Dividends payable	450,000	-	450,000	(1)
Liabilities of subsidiary held for sale	-	1,411,007	(1,411,007)	(2)
Notes payable, current portion	226,605	4,226,605	(4,000,000)	(3)
Stockholders' Deficit:
Common stock	496	430	66	(4)
Additional paid-in capital	38,192,632	35,378,698	2,813,934	(4)
Accumulated deficit	(38,638,744)	(36,841,515)	(1,797,229)	(1	) (5)

NATURAL BLUE RESOURCES, INC. (formerly known as Datameg Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)
Six Months Ended June 30, 2009 and 2008
(unaudited)

M.  RESTATEMENT (CONT’D)

	Previously
Account	Reported	Restated	Difference	Note
Statement of Operations
Discontinued Operations:
Loss on sale of subsidiary (3 and 6 months
ended June 30, 2009)	$(1,347,229)	$-	$(1,347,229)	(5)
Net earnings (loss) per share (3 months
ended June 30, 2009)	$(0.24)	$0.06	$(0.30)	(5)
Net earnings (loss) per share (6 months
ended June 30, 2009)	$(0.27)	$0.04	$(0.31)	(5)

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

(4) The following stock issuances occurred upon the sale's closing:

	Common	Additional	Total
Stock Issuance	Stock	Paid-In Capital	Value
500,000 shares issued to Blue Earth	50	$2,249,950	$2,250,000
120,000 shares issued to AMS	12	563,988	564,000
41,000 shares issued to a Company officer	4	(4)	-
Total	66	$2,813,934	$2,814,000

(5) The Company is not permitted to record a loss on the sale of a subsidiary until the period of the sale. Removal of the $1,347,229 loss on sale resulted in a $.30 and $.31 decrease in loss per share for the three and six months ended June 30, 2009, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

PLAN OF OPERATION

Natural Blue Resources, Inc., a Delaware corporation, formerly known as Datameg Corporation (the “Company”), sold its operating subsidiary, American Marketing and Sales, Inc. (“AMS”) on July 1, 2009, and underwent a change of control on August 24, 2009. In anticipation of the change of control transaction, the Company filed an amendment to its Certificate of Incorporation on June 18, 2009 changing its name to Natural Blue Resources, Inc.  New management is in the process of reassessing its subsidiary assets, their markets, and their operations and is evaluating complementary acquisitions.

NATURAL BLUE RESOURCES, INC. (Nevada subsidiary) (“Natural Blue” or “NBR”)

On July 24, 2009, the Company acquired 100% ownership in Natural Blue Resources, Inc. (Nevada).  Natural Blue is engaged in the business of exploring the excavation, purification, and distribution of deep brackish water in the State of New Mexico. Water is a precious commodity in New Mexico, as it is throughout the Southwest.  Increasing populations, development, and arid conditions will continue to place a strain on existing water supplies.  New water sources must be developed or communities in New Mexico and the Southwest will be faced with potentially insurmountable consequences.  Natural Blue intends to develop “deep water” in New Mexico as a new source of badly-needed water.  “Deep water” means water in an aquifer that (a) does not co-mingle with any regular groundwater aquifer, (b) the top confining layer of the aquifer is located more than 2500 feet below the surface, and (c) the quality of the water is poor (i.e., “brackish” or in need of desalination before it is drinkable or “potable”).  Water qualifies as “deep water” only if all three criteria are met.  Natural Blue has strategically positioned itself to access “deep water” in appropriate areas.  Utilizing state-of-the-art technology, financial resources, and knowledgeable management, Natural Blue intends to develop this new water source in an environmentally-friendly, “green” approach that will benefit the state and its citizens in a visionary manner.  There is no guarantee of the quantity or quality of water that will be encountered during drilling.

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

As a result of our December 31, 2008 audit, we have learned that our disclosure controls and procedures have failed to properly account for the provisions of ASC Topic 450 (SFAS 5 “Contingencies”).  These issues were not detected to allow timely decisions regarding their accounting and disclosure.  Corrective action will be taken in the future to properly evaluate and disclose Company’s liabilities as required by ASC Topic 450.   The Company will ensure that each liability is reviewed under ASC Topic 450, which will be accomplished by hiring a CFO and implementing further training of current personnel.  Additional written policy guidance will also be adopted.

Management’s Annual Report on Internal Control Over Financial Reporting

Our Chief Executive Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s unregistered sale of equity securities during the reporting period was as follows:

Date	Investor	Value(A)	Consideration	Number of Shares
5/28/2009	John O'Connell	$14,100	Services	3,000
5/28/2009	Chris Hermstedt	$23,500	Services	5,000
5/28/2009	Byron Collier	$11,750	Services	2,500
5/28/2009	Patrick Glennon	$11,750	Services	2,500
5/28/2009	Renee Zeh	$11,750	Services	2,500
5/28/2009	Chris Lanning	$4,700	Services	1,000
5/28/2009	Neil Gordon	$47,000	Services	10,000
5/28/2009	Gerald Bellis	$47,000	Services	10,000
5/28/2009	Paul Vuksich	$47,000	Services	10,000
5/28/2009	Kim McIntosh	$11,750	Services	2,500
5/28/2009	Heather McIntosh	$11,750	Services	2,500
Totals		$242,050		51,500

(A)	Value reported is based on the value of the services rendered.

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

In a Form 8K filed on June 18, 2009, the Company announced the results of the proxy solicitation as follows:

“Datameg Corporation (the "Company") announced today the official results of its recently concluded shareholder solicitation.  After tabulating all votes received, the Company is pleased to announce that the holders of a majority of the shares outstanding on the record date of April 30, 2009 voted in favor of each of the Company's three proposals, summarized below.

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

PROPOSAL #003  To amend Section FIRST of our Certificate of Incorporation to change the name of the Company to Natural Blue Resources, Inc. The shareholder consent will lapse if the Board does not file an amendment of the Certificate of Incorporation within 90 days of the shareholders consent to this proposal.”

ITEM 5. OTHER INFORMATION

SALE OF AMERICAN MARKETING & SALES, INC.

On July 1, 2009, the Company completed the sale of its wholly owned subsidiary, American Marketing & Sales, Inc., to Blue Earth Solutions, Inc.

Transaction Information - Sale of American Marketing & Sales, Inc.
Summary Terms
▪
On March 18, 2009, Datameg Corporation, a Delaware corporation (“Seller”) entered into a Stock Purchase Agreement and an Assignment and Assumption Agreement incident to its proposed sale of its wholly owned subsidiary American Marketing & Sales, Inc., a Massachusetts corporation (the “Company”) to Blue Earth Solutions, Inc., a Nevada corporation (“Buyer”).

▪	The sale was subject to the consent of a majority of the Company’s shareholders, which consent was obtained.
▪
Leonard J. Tocci is the representative of the principal shareholders (Leonard J. Tocci, Lynel J. Tocci, Leanne J. Whitney, and Linnea J. Clary) who are the former owners of all American Marketing shares and are now owners of the 15 million (pre-split) Company shares in escrow from their sale of American Marketing to the Company in December 2007. The principal shareholders also hold a purchase money note (“Note”) secured by all of the assets of American Marketing concerning an election to return the 15 million (pre-split) Company common shares in favor of full payment of the purchase money note. As of December 31, 2008, the principal and interest due on the Note is approximately $5.4 Million consisting of a Note face amount of $4 Million and additional loans and accrued interest of approximately $1,418,000.

▪
The purchase of American Marketing was made pursuant to a Stock Purchase Agreement. The Stock Purchase Agreement contained, among other things, representations and warranties of the aforementioned parties and covenants of the Company, American Marketing and Blue Earth.

▪
Among other terms, the Company received 1 million (restricted with piggy-back registration rights) common shares of Blue Earth in exchange for the transfer of American Marketing shares to Blue Earth.  The Company delivered to the principal shareholders from escrow 15 million (pre-split) the Company common shares in exchange for (1) a complete release the Company and its directors and officers from further liability upon the Note and otherwise, (2) the principal shareholders’ written consent to the assumption of the Note by Blue Earth, (3) Blue Earth’s written assumption of the Note and (4) the principal shareholders’ and Blue Earth’s agreement to extend the term of the Note for one year.

▪
During the term of the extended Note, Mr. Tocci shall have the right to convert the principal and interest then due into Blue Earth (restricted with piggy-back registration rights) common shares at the price of $6 per share.

▪	For their assumption of the additional loans from American Marketing on the Note, Blue Earth was issued Fifty Million (pre-split) unregistered Company common shares at the Closing.
▪	The principal shareholders released their security interest in NetSymphony Corporation stock and returned the stock certificate to the Company.
▪
In consideration of their aforementioned acts and consents, Blue Earth delivered to the principal shareholders 400,000 (restricted with piggy-back registration rights) common shares of Blue Earth common shares.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of Datameg Corporation filed with the Secretary of State of the State of Delaware on June 18, 2009 (1)

10.1	Agreement and Plan of Share Exchange (the "Agreement") between Natural Blue Resources, Inc., a Nevada corporation, and Datameg Corporation, a Delaware corporation, dated April 1, 2009 (2)

10.2	Form of Voting Agreement among Datameg Corporation, a Delaware corporation, Natural Blue Resources, Inc., a Nevada corporation, and certain stockholders of Natural Blue Resources, Inc. (2)

22.1	Published Report of Matters Submitted To Vote of Securities Holders, Change of Directors (3)

22.2	Published Report Regarding Matters Submitted to Vote of Security Holders (Change of Directors) (4)

31.1	Rule 13a-14(a) Certificate of Principal Executive Officer (Principal Executive Officer)

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer (Principal Financial Officer)

32.1	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350

(1)	Filed as an Exhibit to the Current Report on Form 8-K by the Registrant on July 24, 2009

(2)	Filed as an Exhibit to the Current Report on Form 8-K by the Registrant on April 20, 2009

(3)	Filed as an Exhibit to the Current Report on Form 8-K by the Registrant on June 18, 2009

(4)	Filed as an Exhibit to the Schedule 14F-1 by the Registrant on August 10, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of December 2009.

Natural Blue Resources, Inc. (formerly known as Datameg Corporation)

By: /s/ Toney Anaya

Toney Anaya,
Chairman, Chief Executive Officer (Principal Executive Officer)