Form 10-K/A
period 2008-12-31
NATURAL BLUE RESOURCES, INC.
filed 2010-02-09
CIK 716749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number  000-12493

NATURAL BLUE RESOURCES, INC.
(Exact name of registrant as specified in its charter)
(formerly known as Datameg Corporation)

Delaware	13-3134389
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

146 West Plant St Suite 300, Winter Garden, FL	34787
(Address of principal executive offices)	(Zip Code)

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

Changes Made In This Filing

Signature block for Chief Financial Officer corrected to reflect Principal Financial and Accounting Officer.

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

Signature	Title	Date
/s/ Toney Anaya	Chairman, Chief Executive Officer and Director	February 9, 2009
Toney Anaya	(Principal Executive Officer)

/s/ Walter Cruickshank	Chief Financial Officer	February 9, 2009
Walter Cruickshank	(Principal Financial and Accounting Officer)

/s/ Daryl Kim	Director	February 9, 2009
Daryl Kim