Form 10-Q/A
period 2009-09-30
NATURAL BLUE RESOURCES, INC.
filed 2010-02-17
CIK 716749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 333-128060

NATURAL BLUE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3134389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

146 West Plant Street, Suite 300, Winter Garden, FL	34787
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (321) 293-7420

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

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

There were 49,290,673 and 49,285,773 shares of common stock issued and outstanding, respectively, as of February 12, 2010. Of the issued shares, 4,900 were repurchased by the Company and are being held in treasury for reissuance in the future.

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A substantially amends and restates the  registrant's Form 10-Q for the quarterly period ended September 30, 2009, filed with the Securities and Exchange Commission on November 23, 2009 (the "Report"), including the financial statements therein.  The restatement of such financial statements was required as a result of an error in the registrant's accounting for its acquisition of Natural Blue Solutions, Inc., a Nevada corporation (“NBRN”), on July 24, 2009.   The financial statements in the Report reflected the acquisition of NBRN as a business acquisition wherein the registrant was the accounting acquirer.  The registrant subsequently determined that NBRN was the accounting acquirer in such the transaction and that the acquisition should be accounted for as a reverse merger.  As a result, the financial statements included in the Report are being restated to apply acquisition accounting as if NBRN was the acquiring entity and the transaction was a reverse merger.
.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements of Natural Blue Resources, Inc., a Delaware corporation (the “Company,” “we,” “us,” or “our”), have been prepared in accordance with the requirements of Article 8 of Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America.

On July 24, 2009, the Company became the legal acquirer of Natural Blue Resources, Inc. a Nevada Corporation (“NBRN”), as the result of a share exchange with the shareholders of NBRN upon the completion of which NBRN became a wholly-owned subsidiary of the Company.  Due to the nature of the share exchange transaction, as more fully described in Note A to the consolidated financial statements, NBRN, a development stage company, is considered the accounting acquirer of the consolidated entities.  The accompanying consolidated financial statements represent the activity of NBRN from inception (March 2, 2009) through September 30, 2009 in addition to the activity of the Company from the date of the share exchange (July 24, 2009) through September 30, 2009.

In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying consolidated financial statements for the quarterly period ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009 or any future period.

INDEX

Natural Blue Resources, Inc.

Consolidated Financial Statements (unaudited)

For the period of Inception through September 30, 2009

NATURAL BLUE RESOURCES, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Natural Blue Resources, Inc.
Winter Garden, Florida

We have reviewed the consolidated balance sheet of Natural Blue Resources, Inc. as of September 30, 2009, and the related consolidated statements of income for the three month period ended September 30, 2009 and the period from inception (March 2, 2009) to September 30, 2009, and the consolidated statement of changes in stockholders’ deficit for the period from inception (March 2, 2009) to September 30, 2009 and the consolidated statement of cash flows for the period from inception (March 2, 2009) to September 30, 2009 included in the accompanying Securities and Exchange Commission Form 10-Q/A for the period ended September 30, 2009.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

Cross, Fernandez & Riley, LLP

Orlando, Florida
February 16, 2010

NATURAL BLUE RESOURCES AND SUBSIDIARIES
(A Development Stage Enterprise)
Consolidated Balance Sheet
(unaudited)

September 30,
2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,295,293
Note Receivable, net	150,000
Prepaid expenses	3,635
Total Current Assets	1,448,928

OTHER ASSETS
Advance payment on equipment	400,000
Investment in available-for-sale securities	416,250

Total Other Assets	816,250

TOTAL ASSETS	2,265,178

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	435,096
Notes payable - current portion	226,605

Total Current Liabilities	661,702

TOTAL LIABILITIES	661,702

STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value; 493,000,000 shares authorized,
49,290,633 shares issued and 49, 285,733 outstanding, at
September 30, 2009	4,929
Additional paid-in capital	2,443,732
Unrealized net (loss) on available for sale securities	(118,750)
Accumulated deficit	(718,596)
Total Stockholders' Equity (before Treasury Stock)	1,611,315
Less: Treasury stock, 4,900 shares	(7,840)
Total Stockholders' Equity	1,603,475

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,265,178

NATURAL BLUE RESOURCES AND SUBSIDIARIES
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended	From Inception March 2, 2009 To
	9/30/2009	09/30/09

NET SALES	$-	$-

COST OF SALES	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES

Impairment of investment	205,742	205,742
Professional fees	59,959	202,233
Salaries & Wages	64,810	94,585
Geoscience	39,375	60,058
General and administrative	150,213	161,660
Total Operating Expenses	520,099	724,278

LOSS FROM OPERATIONS	(520,099)	(724,278)

OTHER INCOME
Interest, net	5,682	5,682
Total Other Income	5,682	5,682

(LOSS) BEFORE INCOME TAXES	(514,417)	(718,596)

PROVISION FOR INCOME TAXES	-	-

NET (LOSS)	$(514,417)	$(718,596)

BASIC AND DILUTED:
Net (loss) per common share	(0.01)	$(0.02)

Weighted average shares outstanding	47,999,359	41,050,298

NATURAL BLUE RESOURCES AND SUBSIDIARIES
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended	From Inception March 2, 2009 To
	09/30/09	09/30/09

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	(514,417)	$(718,596)
Adjustments to reconcile net loss to net cash
used in operating and other activities:
Unrealized net loss on investments	118,750	118,750
Impairment of investment	205,742	205,742
Changes in operating assets and liabilities:
(Incr) decr in prepaid exp	(658)	(3,635)
(Incr) decr in notes receivable	(150,000)	(150,000)
Incr(decr) in accounts payable and accruals	27,737	34,289
Net cash provided by operating activities	201,571	205,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Share Exchange Agreement	23,479	23,479
Advanced prepayment for equipment	(400,000)	(400,000)
Purchase of Investments	-	(285,000)
Net Cash Used by Investing Activities	(376,521)	(661,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	2,470,264
Net Cash Provided by Financing Activities	-	2,470,264

NET INCREASE IN CASH AND CASH EQUIVALENTS	(689,367)	1,295,293

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,984,660	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	1,295,293	$1,295,293

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITIES:
Interest paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Net liabilities acquired via share exchange	$29,443	$29,443

Natural Blue Resources, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity
Period from Inception (March 2, 2009) to September 30, 2009
(Unaudited)

	Common Stock		Paid-in Capital	Treasure Stock	Comprehensive Items	Accumulated Deficit	Stockholders' Equity
	Shares	Amount
Sales of common stock:
Initial capitalization	38,226,113	$3,422	$570	$-	$-	$-	$3,992
Private placement	2,465,472	247	2,465,225	-	-	-	2,465,472
Shares issued in Eco Wave transaction	4,000,000	400	400				800

Unrealized gain on available for sale investments	-	-	-	-	(118,750)	-	(118,750)

Recapitalization from Reverse Merger	4,594,148	860	(22,463)	(7,840)	-	-	(29,443)

Net Loss for the Period	-	-	-	-	-	(718,596)	$(718,596)

Balances at September 30, 2009	49,285,733	$4,929	$2,443,732	$(7,840)	$(118,750)	$(718,596)	$1,603,475

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From Inception, March 2, 2009 to  September 30, 2009

(unaudited)

A. BASIS OF PRESENTATION AND ORGANIZATION

Natural Blue Resources, Inc., a Nevada corporation (“NBRN”), was formed on March 2, 2009 and is currently in the development stage, as that term is defined in Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities.  During this stage of our development, NBRN is devoting substantially all of its efforts in identifying companies and technologies for acquisition and development to further its business strategy.

On July 24, 2009, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with NBRN.  Pursuant to the Share Exchange Agreement, the Company acquired all of NBRN’s outstanding common stock consisting of 44, 661,585 shares in exchange for the right to receive a number of shares that would equal 90% of the issued and outstanding shares of our common stock upon completion of the transaction. We issued 44,356,598 shares of our common stock to the NBRN shareholders. The exchange ratio of  the Company to NBRN common stock in terms of number of shares was approximately .993 to 1.00.  As a result of the transaction, NBRN became our wholly owned subsidiary and we became subject to a change of control with the former shareholders of NBRN owning 90% of our outstanding common stock, including voting control of the Company. Because NBRN’s former stockholders own a majority of the Company’s outstanding voting common stock, and NBRN’s management has actual operational control of the Company, NBRN is considered the accounting acquirer in the share exchange transaction.  The transaction is considered a reverse merger transaction for accounting purposes and is accounted for as a capital transaction in substance equivalent to the issuance of NBRN’s common stock for the net monetary assets of the Company, accompanied by a recapitalization.  Accordingly, the accounting with respect to the transaction does not contemplate the recognition of assets of the accounting acquirer, such as goodwill.  Consolidated financial statements presented herein and subsequent to the transaction reflect the consolidated financial assets and liabilities and operations of NBRN at their historical costs giving effect to the recapitalization, as if NBRN had been the Company during the periods presented.

As a condition of, and prior to, to the closing of the share exchange transaction, NBRN effected a 1 for 100 reverse stock split on July 24, 2009.  Following the reverse stock split, but before the closing of the share exchange, there were 4,928,511 shares of our common stock outstanding.  Upon closing of the share exchange, there were 49,285,773 shares of our common stock outstanding, including shares issued to the NBRN stockholders in the share exchange.  Our stockholders approved the reverse stock split and the share exchange transaction by written consent on June 18, 2009.

On July 24, 2009, concurrent with the closing of the transaction, the Company changed its name from “Datameg Corporation” to “Natural Blue Resources, Inc.”

As of September 30, 2009, the Company had four wholly-owned subsidiaries:  NetSymphony Corporation, a North Carolina corporation(“NetSymphony”), QoVox Corporation, a North Carolina corporation (“QoVox”), NBRN, and Eco Wave, LLC a Delaware limited liability company (“EcoWave”) which was acquired by NBRN on August 14, 2009. The Company also owns 40% of CASCommunications, Inc., an inactive Florida corporation.

These consolidated financial statements reflect the consolidated financial statements of the Company, NetSymphony, QoVox, NBRN, Eco Wave and CASCommunications.  In accordance with ASC Topic 810 (FIN 46R), the Company continues to consolidate CASCommunications, as it expects to continue to absorb a majority of CASCommunications’ losses.

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From Inception, March 2, 2009 to September 30, 2009

NBRN is currently engaged in the business of exploring, acquiring and developing various interrelated “green” businesses, including waste stream recycling, plastic and steel recycling, and a “print responsibly” business segment that will, whenever possible, use recycled printing processes both online and in the traditional print process. NBRN is also exploring entering into the robust and eco-friendly business of energy management.  Going forward, NBRN generally intends to acquire, develop and operate businesses that generally have existing earnings and quality, knowledgeable management in place, and that utilize proprietary state-of-the-art technology.

On August 14, 2009, NBRN completed the acquisition of Eco Wave.  Prior to our share exchange transaction with NBRN,  Kaleida Eco Ventures, Inc., a Delaware corporation and the former parent of Eco Wave (“Kaleida”), purchased 4 million shares of NBRN’s common stock for $800.

Eco Wave holds the exclusive worldwide use and manufacturing license to patents and technology rights for waste treatment using microwave technology previously licensed by Kaleida.  For the quarterly period ended September 30, 2009, Eco Wave had no revenues.

The Company operates under the name of Natural Blue Resources, Inc. and trades under the symbol NTUR on the OTCBB.

B. GOING CONCERN; OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  At September 30, 2009, current assets exceeded current liabilities by $783,591, we have had a loss from operations for the period from inception (March 2, 2009) to September 30, 2009 in the amount of $718,596 and for the quarter ended September 30, 2009 we have used $694,296 in cash flow.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to define and achieve its business objectives and the success of its future operations.  We are currently in our development stage and, accordingly, we have not generated revenue. The conditions and negative trends described above raise substantial doubt about our ability to continue as a going concern.

As more fully discussed in Note A of the consolidated financial statements, we closed a share exchange transaction with the shareholders of NBRN on July 24, 2009. We entered into this transaction, with respect to which NBRN is the accounting acquirer, to provide a platform for raising capital and further develop our water conservation and green technologies. Our continuation as a going concern is dependent upon strategically deploying our existing capital, raising additional capital and further developing our green technologies so that they will become commercially viable and generate revenue. However, there can be no assurances that capital will be available at terms acceptable to our management, if at all, or that our acquired or developed technologies can achieve profitable operations. The accompanying financial statements do not include any adjustments that may result from the substantial doubt surrounding our ability to continue as a going concern.

C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
The accompanying consolidated financial statements present the consolidated financial statements on the basis that NBRN is the accounting acquirer in the share exchange transaction with the Company.   The consolidation of the financial statements includes the partially owned subsidiary, CASCommunications, and the wholly-owned subsidiaries,  QoVox, NetSymphony, and Eco Wave.  In addition, the financial statements of the Company have been consolidated into the NBRN financial statements.  All intercompany transactions and balances have been eliminated in the consolidation.

Basis of Accounting:
The accounts of the Company are maintained on the accrual basis of accounting whereby revenue is recognized when earned, and matching costs and expenses are recognized when identified.

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From Inception, March 2, 2009 to September 30, 2009

Use of Estimates:
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from those estimates.

Risk and Uncertainties:
Our future results of operations and financial condition will be impacted by the following factors, among others: our lack of capital resources, dependence on the worldwide trend toward green solutions and rapidly changing technology, dependence on third-party management that operates the companies in which we invest and dependence on the successful development and marketing of new products in new and existing markets. Generally, we are unable to predict the future status of these areas of risk and uncertainty. However, negative trends or conditions in these areas could have an adverse affect on our business.

Cash and Cash Equivalents:
Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.

Fair Value of Financial Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

o	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
o
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability; either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

o	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumption and pertinent information available to management as of September 30, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts receivable, accounts payable and accrued expenses.  The fair value of the Company’s note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different than its stated value.

Concentrations of Credit Risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $250,000 per financial institution.

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From Inception, March 2, 2009 to September 30, 2009

(unaudited)
Capital Structure:
The Company’s voting common stock is comprised of 49,290,673 and 49,285,773 shares issued and outstanding, respectively, as of September 30, 2009.  Of the issued shares, 4,900 were repurchased by the Company and are being held in treasury for reissuance in the future. The Company has authorized 493,000,000 shares of common stock with par value of $.0001 per share.

Revenue Recognition:
The Company did not recognize any revenue during the quarterly period ended September 30, 2009.

Reclassifications:
Some of the prior period balances have been reclassified to conform to current period presentation.

Advertising:
Advertising costs are charged to operations as incurred. For the quarterly period ended September 30, 2009 there were no advertising costs incurred.

Research and Development:
The Company expenses research and development costs as incurred.

Share-Based Payment:
We apply the grant-date fair value method to our share-based payment arrangements with employees and others under the rules provided in ASC Accounting for Share-Based Payment. Under ASC Topic 718, Stock Compensation, share-based compensation cost to employees is measured at the grant date fair value based on the value of the award and is recognized over the service period, which is usually the vesting period for employees. Share-based payments to non-employees are recorded at fair value on the measurement date and reflected in expense over the service period.

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From Inception, March 2, 2009 to September 30, 2009

(unaudited)

Investments:
Our investments consist of available for sale securities, and may also consist in future periods of non-marketable securities, debt securities and other equity investments. We account for our investments in accordance with ASC Topic 320, Investments.

Available-for-Sale Investments:
Investments that we designate as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). We base the cost of the investment sold on the specific identification method using market rates for similar financial instruments.

Other-Than-Temporary Impairment:
All of our non-marketable and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The indicators that we use to identify those events and circumstances include:

●	the investee's revenue and earnings trends relative to predefined milestones and overall business prospects;
●	the technological feasibility of the investee's products and technologies;
●	the general market conditions in the investee's industry or geographic area, including regulatory or economic changes;
●	factors related to the investee's ability to remain in business, such as the investee's liquidity, debt ratios, and the rate at which the investee is using its cash; and
●	the investee's receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than our carrying amount or a new round of equity funding is required for the investee to remain in business, and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From Inception, March 2, 2009 to September 30, 2009

(unaudited)

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

Comprehensive Income:
ASC Topic 220 (SFAS No. 130) establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  Per Note E of the consolidated financial statements, the Company has purchased an available-for-sale security that is be subject to this reporting.

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

Recently Issued Accounting Pronouncements:
In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards SFAS No. 165 (ASC Topic 855), "Subsequent Events," SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140," SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)," and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162," were recently issued. SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant. Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), “Multiple-Deliverable Revenue Arrangements,” ASU No. 2009-14 (ASC Topic 985), “Certain Revenue Arrangements that include Software Elements,” and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From Inception, March 2, 2009 to  September 30, 2009

(unaudited)

D. NOTE RECEIVABLE

On September 15, 2009, the Company entered into a letter of intent to purchase the assets of On Demand Color Group, LLC and certain of its affiliates (“On Demand”).  In accordance with the letter of intent the Company made a loan to On Demand in the principal amount of $150,000.  Such loan is evidenced by a promissory note dated September 16, 2009.  This amount is reflected as a Note Receivable on the balance sheet.

On May 22, 2009, the Company made a loan in the amount of $200,000 to Samir Burshan (“Burshan”) a former director of the Company.  Such loan is evidenced by a promissory note dated as of May 22, 2009, bears interest at the rate of 8% per annum and is due and payable in full on May 22, 2012.   The note is non-recourse to Burshan, but is to be secured by the assignment of a promissory note in the principal amount of $200,000 made by Prism One, Inc. ("Prism One") to Burshan.  The Prism One note bears interest at the rate of 8% per annum and is payable in full on or about May 22, 2012. It is the Company’s understanding that there exists doubt that Prism One will be able to meet its obligations and therefore, as of September 30, 2009, the Company has fully reserved for this loan.

E. INVESTMENT

In conjunction with the share exchange transaction, the Company has reviewed their Investments held and has valued them at fair value as of September 30, 2009.

Investment Type:	Fair Value at September 30, 2009
Common Stock 1,000,000 shares in Blue Earth Solutions, Inc, $0.09/share	90,000
Common Stock 375,000 shares in Prism One, $0.87/share	326,250
Total Investments Held	416,250

Fair value of the listed investments was determined by the closing price of the related common stock on September 30, 2009; as of February 12, 2010 the closing price of the Blue Earth Solutions, Inc. common stock (BESN) was $0.026 and the closing price of Prism One (PMOZ) common stock was $0.45. Management intends to divest both of these investments.  Management views the price decline of the shares of these investments as temporary in nature. However, our investment in both Blue Earth Solutions Inc., and Prism One, Inc. are subject to the specific risks applicable to each of Blue Earth Solutions, Inc and Prism One specifically, and to market risks generally.

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From Inception March 2, 2009 to September 30, 2009

(unaudited)
F. NOTES PAYABLE

Principal balance
September 30, 2009
$-
On July 1, 2008, QoVox executed a promissory note in favor of one of its consultants for $230,605, which represents past-due fees previously included in accounts payable. The note bears interest at the rate of 8% per annum. Payment terms stated therein require monthly installments of $1,000 paid to the consultant the last day of each month commencing July 31, 2008 through December 31, 2008; $2,000 per month starting January 2009 through September 2009; and $3,000 per month thereafter until the remaining balance is paid. QoVox made $3,000 in principal payments during 2008, and $1,000 in February 2009, resulting in a payable balance of $226,605 at September 30, 2009.  QoVox is currently in default, so the principal balance has been reflected as a current liability in accordance with the terms of the promissory note.  We are currently disputing the balance of the note and have not accrued further interest expenses.
226,605

Total notes payable	226,605
Less current portion	(226,605)
Total notes payable – long-term	$-

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From Inception March 2, 2009 to September 30, 2009

(unaudited)

G. NET LOSS PER COMMON SHARE

As required by ASC Topic 260 (SFAS No. 128), the following is a reconciliation of the basic and diluted loss per share calculations for the periods presented:

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:

	From Inception, March 2, 2009	For the Three Months
	to September 30,	Ended September 30,
Basic EPS	2009	2009

Net loss per share, continuing operations	$(0.02)	$(0.01)
Net earnings (loss) per share, discontinued operations	-	-
Total net loss per share	(0.02)	$(0.01)
Weighted average common shares outstanding	41,050,298	47,999,359

	From Inception, March 2, 2009	For the Three Months
	to September 30,	Ended September 30,
Diluted EPS	2009	2009

Net loss per share, continuing operations	$(0.02)	$(0.01)
Net earnings (loss) per share, discontinued operations	-	-
Total net loss per share	(0.02)	$(0.01)
Weighted average common shares outstanding	41,050,298	47,999,359

At September 30, 2009, the Company had 45,000 options outstanding. Exercising the options would have an antidilutive effect for existing shareholders. Thus, these options are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

From Inception March 2, 2009 to September 30, 2009

(unaudited)

H. STOCKHOLDERS’ EQUITY

NBRN was initially capitalized in March 2009, and engaged in a private placement in March and April 2009 wherein 40,691,585 shares of its common stock were issued.  Gross proceeds from the offering were $2,469,464.

On July 24, 2009, the Company closed a share exchange transaction with the shareholders of NBRN, pursuant to which NBRN became a wholly-owned subsidiary of the Company and the former shareholders of NBRN became the holders of 90% of the then outstanding shares of the Company’s common stock.  Due to the nature of the transaction, NBRN is considered the accounting acquirer of the combined entity.

I. RELATED PARTY TRANSACTIONS

At December 31, 2008, the Company was indebted to officers and stockholders in the amount of $12,200 for advances received and expenses incurred on behalf of the Company. During the nine months ended September 30, 2009, the Company received another $114 advance and $5,464 was forgiven by one of our officers and written-off to Additional Paid in Capital, resulting in a balance of $6,850 at September 30, 2009. This is exclusive of amounts included in accrued compensation. Interest was not imputed on these advances due to immaterial impact on the financials, and the amounts will be repaid as cash flows allow.

J. SUBSEQUENT EVENTS

Natural Blue Steel, Inc.:
In November 2009, the Company formed Natural Blue Steel, Inc. (“NBS”), a wholly-owned subsidiary, for the purpose of buying and selling recycled steel.  NBS, in association with ENSO Steel, Inc., has entered into three contracts to sell recycled steel to purchasers in China at an aggregate purchase price of approximately $13.4 million and is currently negotiating for the purchase of steel to fulfill these orders.

Possible Future Acquisitions:
In November 2009, the Company entered into a letter of intent to purchase an energy management company. We are currently conducting due diligence to analyze potential synergies.

In October 2009, the Company negotiated a term sheet with Blue Earth Solutions, Inc., a Nevada corporation (“BESN”) and secured a letter of intent to purchase of all the assets and assume certain of the liabilities of BESN.  In connection therewith, the Company provided a cash advance in the amount of $100,000 to BESN. Pursuant to the terms of the letter of intent, if a closing of such transaction has not occurred by March 31, 2010, BESN will execute a secured promissory note to evidence the advance, which note will bear interest at the rate of 10% per annum from the date of the note and be due and payable in full on June 29, 2010.  The term sheet also contemplated an exchange by the Company of preferred stock to be created by the Company for the outstanding preferred stock of BESN.

In November 2009 we signed an agreement with JEC Corp. (“JEC”), an affiliate of a shareholder of the Company for professional services relating to identifying potential future merger and acquisitions to assist us in expanding our business.  JEC will receive a certain base fee upon the execution of letters of intent.  Upon the closing of a merger or acquisition identified by JEC, JEC will receive additional fees. Upon execution of the agreement between the Company and JEC, JEC was entitled to receive 500,000 registered shares of our common stock as a retainer fee, however, these shares have not yet been issued. This agreement also provides for the reimbursement of reasonable operating expenses, including costs for travel and legal expenses, not to exceed $10,000 without prior consent of the Company.

Equity Transactions:
In December 2009, the Company raised $275,000 with the commencement of a private placement of its 12% Convertible, Non-Transferable Notes Due December 31, 2012 (the “Debentures”), together with warrants for the purchase of its common stock.  The principal amount of the Debentures are convertible into the Company’s common stock at a conversion price equal to $1.75 a share, subject to adjustment in accordance with the terms of the Debenture.  Interest at the rate per annum of 12% on the principal amount outstanding under the Debentures is payable annually beginning December 31, 2010.  The Company may, in its discretion, pay such interest in cash, in shares of common stock or in any combination of cash and shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

PLAN OF OPERATION

The Company intends to operate its business primarily through its current subsidiaries, as described below, as well as entities that may be formed or acquired in the future.

On July 24, 2009, the Company closed its previously announced share exchange with the shareholders of NBRN.  Pursuant to the terms of the Share Exchange Agreement (the “Share Exchange Agreement”), the Company received from NBRN shareholders all of NBRN’s outstanding common stock, consisting of 44,661,585, shares in exchange for the right to receive a number of shares that would equal 90% of the issued and outstanding shares of the Company’s common stock upon completion of the transaction.  The number of shares of common stock issued by the Company to the NBRN shareholders in the share exchange transaction was 44,356,598 shares.  As a result of the transaction, NBRN became a wholly-owned subsidiary of the Company and the Company became subject to a change of control with the former shareholders of NBRN owning 90% of the Company’s outstanding common stock following the transaction. NBRN is the accounting acquirer of the transaction.

NBRN is a development stage company currently engaged in the business of exploring, acquiring and developing various interrelated “green” businesses, including waste stream recycling, plastic and steel recycling, and a “print responsibly” business segment that will, whenever possible, use recycled printing processes both online and in the traditional print process. NBRN is also exploring entering into the robust and eco-friendly business of energy management.  NBRN generally intends to acquire, develop and operate businesses that generally have existing earnings and quality, knowledgeable management in place and that utilize proprietary, state-of-the-art technology. NBRN intends to develop these businesses into an interrelated, environmentally friendly company.

Eco Wave was acquired on August 14, 2009 by NBRN, our wholly-owned subsidiary.  Eco Wave holds the exclusive worldwide use and manufacturing license to patents and technology rights for waste treatment using microwave technology previously licensed by Kaleida. The technology is currently in use in waste treatment plants.

CasCommunications, is an inactive Florida corporation classified as a development stage company.  We own 40% of the outstanding common stock of CasCommunications.  CasCommunications did not generate any revenue for the quarterly period ended September 30, 2009. The Company is exploring options related to CasCommunications, but has ceased any further investment in this subsidiary.

NetSymphony  and  QoVox
NetSymphony sought participation in the market for software-driven network assurance products and services. NetSymphony developed its Maestro System that covers the existing traditional telephone networks, networks that use the same communication technology as the Internet, and converged networks comprised of both of these network types.   QoVox’s sole business is to provide consulting services to NetSymphony on a work for hire basis.

NetSymphony continues to struggle with product development, particularly in the current financial climate. All potential customers have delayed trials of NetSymphony’s Maestro VoIP testing system and their level of continued interest is uncertain.  Because of NetSymphony’s current inactivity, QoVox is also inactive as it is entirely dependent on NetSymphony for its business.  We have taken the necessary steps to cease all of NetSymphony’s and QoVox's operations and are evaluating the future prospects for such entities.

RESULTS OF OPERATIONS:
For the three months ended September 30, 2009 and for the period starting from Inception (March 2, 2009) to September 30, 2009 the Company incurred a loss from continuing operations of $514,417 and $718,596, respectively. For the period from inception (March 2, 2009) to September 30, 2009 the major components of this operating loss were for the impairment of an investment for $205,742; professional fees of $202,233; Salaries, wages and related personnel costs in the amount of $94,585; Geoscience expenses of $60,058 and other General and Administrative costs in the amount of  $161,600.

LIQUIDITY AND CAPITAL RESOURCES:

Currently, our sources of cash are limited to our current cash reserves.  Cash on hand was $1,295,293 as of September 30, 2009.  Our current businesses are operating on a negative cash flow basis and we do not have any sources of debt financing available to us.  Our ability to continue to operate our current businesses and to acquire and operate additional businesses in the future will be dependent upon raising capital and generating cash flow from existing businesses.  There are no assurances that we will be successful in raising capital at all, or that any capital available to us will be available on terms and conditions acceptable to us.  There are also no assurances that our existing businesses will be successful in generating cash flow sufficient to sustain them and allow their continued development.  We do not anticipate that we will have access to debt financing under terms acceptable to us in the foreseeable future.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s management, consisting of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management did not use a formal framework to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting since, in the view of management, comparison with a formal framework was unwarranted because of (1) the small size of the Company’s current operations and (2) the Company’s executive management structure (consisting of only the Company’s principal executive officer and principal financial officer) which enables management to be aware of all transactions.
The Company has limited resources and as a result, a material weakness in financial reporting currently exists, because of our limited resources and personnel, including those described below.

•
The Company has in insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

•
We do not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

•	We have not achieved an optimal segregation of duties for executive officers of the Company.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources and personnel.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 13, 2009 in the General Court of Justice, Superior Court Division, Wake County, North Carolina, Dan Ference, the former Chief Operating Officer of QoVox, brought suit against the Company, QoVox, NetSymphony, Datameg Corporation, and Bank of America. Mr. Ference contends he is owed unpaid salary in the amount of $302,013.  He denies that he settled this claim but acknowledges receipt of consideration the Company alleges was paid to him in order to settle such claim. The Company and its subsidiaries have retained North Carolina counsel, and a hearing is scheduled for April, 2010.  The Company and its subsidiaries intend to vigorously defend the claim against them and has filed counterclaims against Mr. Ference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not have any unregistered sale of equity securities during the quarterly period ended September 30, 2009.

ITEM 6.  EXHIBITS

Exhibit Number	Description	Notes
3.1	Certificate of Amendment to Certificate of Incorporation of Datameg Corporation filed June 18, 2009 with the Secretary of State of Delaware	1
3.2	Bylaws of the Registrant, effective August 24, 2009	2

22.1	Published Report of Matters Submitted To Vote of Securities Holders, Change of Directors	3
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 of Chapter 63 of Title 18 of the United States Code.	*

Notes:
1.           This exhibit was filed as exhibit 3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009, and is incorporated herein by reference thereto.

2.           This exhibit was filed as exhibit 3.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2005, and is incorporated herein by reference thereto.

3.           This exhibit was filed as Scheule14F1 filed with the Securities and Exchange Commission on August 10, 2009, and is incorporated herein by reference thereto.

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL BLUE RESOURCES, INC.

Date: February 16, 2010	By:	/s/ Toney Anaya
Toney Anaya
Chief Executive Officer