Form 10-K
period 2009-12-31
NATURAL BLUE RESOURCES, INC.
filed 2010-04-02
CIK 716749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Year Ended December 31, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-12493

NATURAL BLUE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3134389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

146 West Plant Street, Suite 300, Winter Garden, FL	34787
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (321) 293-7420

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   ☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of section 15(d) of the Act ☐Yes ☒ No

 Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The aggregate market value of the shares of common stock held by non-affiliates of Natural Blue Resources, Inc. as of June 30, 2009, the last business day of its most recently completed second fiscal quarter, based on the last trade price on that date, as reported by the OTC Bulletin Board, was approximately $221,785,799.

There were 49,601,909 shares of common stock outstanding as of March 26, 2010.

.

PART I

ITEM 1. BUSINESS

Overview
Natural Blue Resources, Inc. is a Delaware corporation (the “Company”).  The Company was formed on April 27, 2005 as Datameg Corporation.  The Company was the surviving corporation in a merger effected on April 27, 2005, with Datameg Corporation, a New York corporation formed in October 1982 as The Viola Group, Inc. (“Viola”).

Change of Control
On July 24, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Natural Blue Resources, Inc., a Nevada corporation (“NBRN”).  Pursuant to the Share Exchange Agreement, the Company acquired all of NBRN’s outstanding common stock consisting of 44, 661,585 shares in exchange for the right to receive a number of shares that would equal 90% of the issued and outstanding shares of the Company’s common stock upon completion of the transaction. The Company issued 44,356,598 shares of our common stock to the NBRN shareholders. The exchange ratio of the Company to NBRN common stock in terms of number of shares was approximately .993 to 1.00.  As a result of the transaction, NBRN became a wholly owned subsidiary of the Company and the Company became subject to a change of control with the former shareholders of NBRN owning 90% of the Company’s outstanding common stock, including voting control of the Company. Because NBRN’s former stockholders own a majority of the Company’s outstanding voting common stock, and NBRN’s management has actual operational control of the Company, NBRN is considered the accounting acquirer in the share exchange transaction.  The transaction is considered a reverse merger transaction for accounting purposes and is accounted for as a capital transaction in substance equivalent to the issuance of NBRN’s common stock for the net monetary assets of the Company, accompanied by a recapitalization.  Accordingly, the accounting with respect to the transaction does not contemplate the recognition of assets of the accounting acquirer, such as goodwill.  Consolidated financial statements presented herein and subsequent to the transaction reflect the consolidated financial assets and liabilities and operations of NBRN at their historical costs giving effect to the recapitalization, as if NBRN had been the Company during the periods presented.

As a condition of, and prior to, to the closing of the share exchange transaction, NBRN effected a 1 for 100 reverse stock split on July 24, 2009.  Following the reverse stock split, but before the closing of the share exchange, there were 4,928,511 shares of the Company’s common stock outstanding.  Upon closing of the share exchange, there were 49,285,733 shares of the Company’s common stock outstanding, including shares issued to the NBRN stockholders in the share exchange.  Our stockholders approved the reverse stock split and the share exchange transaction by written consent on June 18, 2009.

On July 24, 2009, concurrent with the closing of the transaction, the Company changed its name from “Datameg Corporation” to “Natural Blue Resources, Inc.”

Operations
The Company is a development stage company currently engaged in the business of exploring, acquiring and developing various interrelated “green” businesses, including waste stream recycling, plastic and steel recycling, and a “print responsibly” business segment that will, whenever possible, use recycled printing processes both online and in the traditional print process. The Company is also exploring entering into the robust and eco-friendly business of energy management and generally intends to acquire, develop and operate businesses that generally have existing earnings and quality, knowledgeable management in place and that utilize proprietary, state-of-the-art technology. The Company intends to develop these businesses into an interrelated, environmentally friendly company.

As of December 31, 2009, the Company had five employees, all of whom are full-time employees.

As of December 31, 2009, the Company had five direct or indirect wholly-owned subsidiaries:

•	Natural Blue Resources, Inc., a Nevada corporation (“NBRN”);

•	NetSymphony Corporation, an inactive North Carolina corporation(“NetSymphony”),

•	QoVox Corporation, an inactive North Carolina corporation (“QoVox”),

•	EcoWave, LLC a Delaware limited liability company (“EcoWave”); and

•	Natural Blue Steel, Inc., a Delaware corporation (“NBS”).

In addition, the Company owns 40% of the equity interests of CASCommunications, Inc., an inactive Florida corporation.

NBRN
NBRN was formed on March 2, 2009 as a Nevada corporation.  On July 24, 2009, the Company became the legal acquirer of NBRN as the result of a share exchange with the stockholders of NBRN upon the completion of which NBRN became a wholly-owned subsidiary of the Company.  Due to the nature of the share exchange transaction, as more fully described above and in the consolidated financial statements made a part of this annual report, NBRN is considered the accounting acquirer of the consolidated entities.

NBRN is currently in the development stage, as that term is defined in Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities.  During this stage of our development, NBRN is devoting substantially all of its efforts in identifying companies and technologies for acquisition and development to further its business strategy. NBRN had five employees, all of whom are full-time employees.

In October, 2009, NBRN signed a non binding letter of intent for the purchase of all of the assets and select liabilities from Blue Earth Solutions, Inc., a Nevada corporation (“BESN”), and provided a $100,000 deposit in connection therewith.  The transaction is not being actively pursued by the Company and the Company cannot provide any assurance that the transaction will eventually close.  BESN is a company in which certain of the Company’s consultants and their affiliates are shareholders. There is substantial doubt that BESN has and will have the ability to repay the $100,000 deposit and if the Company is entitled to the return of the deposit.   As a result, as of December 31, 2009 management has determined that the deposit was uncollectible and has been reserved.

EcoWave
EcoWave was acquired on August 14, 2009 by NBRN, our wholly-owned subsidiary, from Kaleida  Eco Ventures, Inc. a Delaware corporation, (“Kaleida”).  In April 2009, Kaleida paid the Company $800 for 4,000,000 shares of its common stock in anticipation of furthering negotiations between the two companies for the eventual sub-license agreement described below that EcoWave now holds.

EcoWave holds the exclusive worldwide, excluding the Republic of Korea, use and manufacturing license to patents and technology rights for waste treatment using microwave technology previously licensed by Kaleida.  Kaleida is currently licensing the technology for use in waste treatment plants located in Korea.  Kaleida is currently the sole manufacturer of the equipment which EcoWave intends to market and sell, but EcoWave is not subject to any restrictions or limitations which prevent it from sourcing the equipment elsewhere.  EcoWave is required to pay a royalty to Kaleida of $200,000 per installed unit.  The license term shall remain in effect for the life of the last-to-expire patents or for 20 years, whichever occurs last.

It is intended that EcoWave will sell waste treatment equipment into which is incorporated a proprietary process to third parties who will treat waste.  This process dries waste that is generated from the customers business processes, and converts the waste from a non-useable by-product to a useable by-product.  The drying process is capable of reducing the volume of waste by-product by eliminating the moisture content, without harming the core properties of the by-product so that it may be either used again, resold, or eliminated depending on the customer needs.  The process that the EcoWave equipment provides is to dry waste from all sources, so EcoWave is not dependant on any geographic or industry-specific market.  Currently, EcoWave is in preliminary discussions with potential customers in various industries including  agriculture, mining, resorts, cruise lines and municipalities.

In December, 2009, EcoWave purchased the pilot unit necessary to allow EcoWave to facilitate a first hand review of the process and establish small scale residual processing.  In late January 2010 the preliminary tests proved that the EcoWave technology is working and the Company anticipates that EcoWave will start operating in fiscal 2010.

EcoWave has implemented formal agency and distribution agreements to market and sell the equipment.  These agreements provide for commissions based on sales performance.  Since we have no customers, and we have yet to generate revenue, we are not dependent on any one or a few major customers, EcoWave intends to sell this equipment across North America and eventually internationally.

EcoWave will have competition from other waste treatment providers as well as two separate companies that are using an alternate technology to dry waste.  None of these companies is leading the market and many of the older technologies are dependent upon fossil fuels and non eco-friendly methods.  However, each of these companies may have a distinct advantage as they are more seasoned, may have existing marketing and sales distribution channels and may have more readily available access to capital at rates that we may not achieve.

EcoWave is currently dependent upon one international manufacturer of the equipment it will sell, however, it is in the process of identifying several domestic sources for the equipment, but there can be no assurance that there will not be a delay in purchasing the equipment EcoWave sells.  Under the terms of the sub- license from Kaleida to EcoWave, EcoWave is allowed to source the equipment from any source that it finds reasonably and economically practical.

The technology EcoWave uses to treat waste is proprietary and EcoWave has the sole sub-license.

Waste treatment is regulated by several federal and state agencies and the effect of existing or probable governmental regulations on the business is not certain.  The impact of environmental laws may have a negative impact on our ability to start profitable operations.

Currently, EcoWave has no employees and is dependent on the Company and outside consultants, agents and distributors for its operations.

NetSymphony  and  QoVox
NetSymphony’s and QoVox are both currently inactive.  We have taken the necessary steps to cease all of NetSymphony’s and QoVox's operations and are evaluating the future prospects for such entities.  Neither entity has any employees.

Natural Blue Steel
The Company formed NBS in November 2009 to capitalize on the recycled steel market.  The Company, through NBS intends to make strategic and opportunistic arrangements for the purchase and subsequent resale of recycled steel, predominantly through the acquisition of abandoned buildings, which the Company will demolish in order to recover and sell the scrap steel.  NBS is a development stage company and there have been no revenues recorded to date.   The Company cannot provide reasonable assurance that NBS will meet these objectives.

NBS’ principal product and service will be the identification and procurement of recycled steel predominantly from old warehouses throughout North America and then the dismantling, cutting and transporting of scrap steel to its end customer.  Currently there is no supplier of recycled steel to the Company, the Company must source each of these contracts on an opportunistic basis.

As NBS was recently formed, it has no suppliers or customers and is not reliant on any supplier, customer or market.  Currently, the Company is still developing its business plan for NBS which would include the sales and marketing strategy, potential financing options and an evaluation of the impact of environmental regulations pertaining to recycled steel as well as the impact of any local, state or federal regulations.

Currently, NBS has no employees and the Company is using outside consultants to help NBS devise and implement its business plan and strategy.  The Company has entered into an agreement on October 26, 2009 with two separate entities to identify and procure recycled steel on behalf of and to manage the business of NBS (“Steel Management Contract”).  Pursuant to the Steel Management Contract, the Company shall pay to the principals of the counterparties on a monthly basis, the amount of $15,000 or 10% of the net operating profit of NBS, whichever is greater.  In addition, should NBS achieve certain production and profit levels derived from the Steel Management Contract, the Company shall pay a bonus of 100,000 shares of the Company’s common stock for each month over a 16 month period that the target production and profit levels are achieved.  The Company also agreed to reimburse the principals of the Steel Management Contract for travel and other organizational expenses as incurred.

Subsequent to end of fiscal year 2009, NBS formed a wholly-owned subsidiary, Natural Blue International, LLC, a Florida limited liability company, for the purpose of engaging in business with third-party vendors for both the supply and distribution of scrap steel.

CasCommunications
CasCommunications is an inactive Florida corporation.  We own 40% of the outstanding common stock of CasCommunications.  CasCommunications did not generate any revenue for the fiscal year ended December 31, 2009. The Company is exploring options related to CasCommunications, but has ceased any further investment in this company.

Consulting, Advisory and Management Agreements
In November 2009, the Company executed an Engagement and Advisory Fee Agreement with JEC Corp. (“JEC”), which is owned by one of our shareholders and the shareholder is related to our consultants.  Pursuant to the agreement, JEC will provide to the Company professional services in identifying and representing the Company with respect to potential future merger and acquisition opportunities to assist the Company in expanding its business.  Upon execution of the agreement, JEC was entitled to receive 500,000 shares of the Company’s common stock, however,were not issued and after December 31, 2009 JEC waived the right to receive them.The Company will also pay to JEC a fee of $20,000 for each letter of intent that the Company executes with a party in connection with a potential merger or acquisition with certain companies identified in the agreement.  In the event that the Company closes a merger or acquisition with any such company, the Company will pay to JEC a fee of $150,000.  This agreement also provides for the reimbursement of reasonable operating expenses, including costs for travel, cost of preparation of documents, reasonable fees and expenses of retained professionals and legal expenses, not to exceed $10,000 without prior consent of the Company.  Since inception of this agreement through December 31, 2009, the Company has paid JEC $60,000.

In November 2009, the Company executed a second Advisory and Management Fee Agreement with JEC pursuant to which JEC would assist the Company in creating and managing NBS.  Upon execution of the agreement, JEC was entitled to receive -$100,000, payable 20% upon execution and the balance when NBS is fully operational and (i) achieves a minimum gross revenue of $1,000,000 or (ii) receives funding from outside sources of more than $1,000,000.  JEC was also entitled to receive  100,000 shares of the Company’s common stock or, at JEC’s election, an option exercisable for 100,000 shares of common stock at a nominal exercise price however the shares and options were not issued and after December 31, 2009 JEC waived the right to receive them. JEC is further entitled to receive 20% of  the net profit derived from transactions for the sale of steel by NBS.  Net profit means the gross proceeds from such transactions less direct transaction expenses incurred in connection therewith.  Such payments shall be made monthly during NBS’ full operational life.   The agreement also provides for the reimbursement of reasonable operating expenses, including costs for travel, cost of preparation of documents, reasonable fees and expenses of retained professionals and legal expenses, not to exceed $10,000 without prior consent of the Company.  Since the inception of this agreement through December 31, 2009, the Company paid JEC $20,000.

ITEM 2. PROPERTIES

The Company does not own any real property.  The Company’s maintains an office at 146 West Plant Street, Suite 300, Winter Garden, Florida, but does not currently have a lease or pay rent for such space.  The Company also utilizes certain office and warehouse space at 13511 Granville Avenue, Clermont, Florida, in a facility leased by Blue Earth Solutions, Inc. (“Blue Earth”), a company in which certain of the Company’s consultants and their affiliates are shareholders. There is a verbal agreement between the two parties that the rent and related expenses are offset by professional services rendered by the Company’s employees. There is no lease for such office and warehouse space and the Company provides Blue Earth Solutions certain services and use of certain personnel in consideration of the Company’s use of the space.  Because the Company does not pay rent for any of the space it currently occupies or uses, it may be removed from such premises at any time.  Currently, Blue Earth pays approximately $6,100 per month for rent for the entire building.  Should the Company be removed from its current space, have rent imposed upon it or otherwise have to lease space for both its warehouse and office needs, there is no assurance that the Company could rent space under terms and rates that will be acceptable or affordable for the Company.

ITEM 3. LEGAL PROCEEDINGS

On October 13, 2009 in the General Court of Justice, Superior Court Division, Wake County, North Carolina, Dan Ference, the former Chief Operating Officer of QoVox, brought suit against the Company, QoVox, NetSymphony, Datameg Corporation, and Bank of America. Mr. Ference contends he is owed unpaid salary in the amount of $302,013. The Company believes that this claim has been previously settled.  Mr. Ference denies that he settled this claim but acknowledges receipt of consideration the Company believes was paid to him in order to settle such claim. The Company and its subsidiaries have retained counsel, and a mediation hearing is scheduled for April, 2010.  The Company and its subsidiaries intend to vigorously defend the claim against them and have filed counterclaims against Mr. Ference.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Company’s common stock is not  listed but is quoted and thinly traded on the Over-the-Counter (OTC) Bulletin Board sponsored by the National Association of Securities Dealers, Inc.   Until July 24, 2009, the Company’s common stock traded under the symbol DTMG.  Since July 24, 2009, the Company’s common stock has traded under the symbol NTUR.

Holders
As of March 23, 2010 there were approximately 558 shareholders of record of the Company’s common stock. This number does not include beneficial owners of the Company’s common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend
The Company has not declared or paid any dividends and does not intend to pay any dividends in the foreseeable future to the holders of common stock. The Company intends to retain future earnings, if any, for use in the operation and expansion of its business. Any future decision to pay dividends on common stock will be at the discretion of the board of directors and will depend on the Company’s financial condition, results of operations, capital requirements and other factors the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans
The Company has not established any equity compensation plans as of the date of this annual report on Form 10-K, however the Company may establish such plans in the future.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Plan of Operation

The Company intends to operate its business primarily through its current subsidiaries, as described above, as well as entities that may be formed or acquired in the future.

Results of Operations

For the period from inception (March 2, 2009) to December 31, 2009 the Company incurred a net loss from continuing operations of $1,478,983; the major components of this operating loss were as follows:

Expense Item Description:	Amount
Consulting Expenses (1)	$359,813
Bad Debt Expense on Note Receivable (2)	300,000
Professional Fees (3)	296,895
Salaries, Wages & Personnel Costs (4)	223,634
All Other (5)	298,641
Total Net Loss	$1,478,983

(1)	Consulting Expenses were principally incurred for business brokers and financial and operational research for potential acquisitions of the Company.
(2)	Bad Debt Expense on Note Receivable was incurred on two separate outstanding Notes Receivable (see Note D of the Footnotes to the Financial Statements) where collection is doubtful.
(3)
Professional Fees include bookkeeping, accounting, auditing and legal fees incurred in conjunction with the Company’s public filings processes as well for occasional external help with day-to-day operations, as the Company has not hired its permanent accounting or legal staff.

(4)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
(5)	All Other expenses include travel, entertainment, supplies, postage and other General & Administrative expenses incurred in the day to day operations of the Company.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Currently, our sources of cash are limited to our current cash reserves.  Cash on hand was $689,899 as of December 31, 2009.  For the year ended December 31, 2009, the Company incurred a net loss of $1,478,983 and used $886,477 of cash from operations during 2009 which was funded by proceeds from equity financings.  There is no assurance that such financing will be available in the future.  In view of these matters, there is substantial doubt that the Company will continue as a going concern.

At December 31, 2009 we had $689,899 of cash on hand, however our current businesses are operating on a negative cash flow basis.  Our ability to continue to operate our current businesses as a going concern and to acquire and operate additional businesses in the future will be dependent upon raising equity capital and generating positive cash flow from our existing businesses.  There are no assurances that we will be successful in raising equity capital at all, or that any capital available to us will be available on terms and conditions acceptable to us.  There are also no assurances that our existing businesses will be successful in generating cash flow sufficient to sustain them and allow their continued development.  We do not anticipate that we will have access to debt financing under terms acceptable to us in the foreseeable future.  As a result, there is significant risk to us in terms of having limited cash resources with which to continue our operations as currently conducted or to pursue new business opportunities. Either of these outcomes would materially and adversely affect our results of operations, financial performance and stock price.

We believe we currently have sufficient cash to fund our operations through June, 2010. The extent to which we can sustain our operations beyond such date will depend on our ability to generate cash from operations or from future equity financing. However, there can be no assurance that we will be able to generate sufficient cash flow from operations or to raise additional capital from equity financing to permit us to continue our operations beyond such date.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note C to the consolidated financial statements in Part 1 of this Annual Report on Form 10-K for information related to new accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 8. FINANCIAL STATEMENTS

Natural Blue Resources, Inc. and Subsidiaries
Consolidated Financial Statements

Period from March 2, 2009 (inception) to December 31, 2009

Page
Report of Independent Registered Public Accounting Firm for the period from March 2, 2009 (inception) to December 31, 2009	11

Financial Statements:

Balance Sheet	12
Statement of Operations	13
Statement of Stockholders’ Equity	15
Statement of Cash Flows	14
Notes to Financial Statements	16

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Natural Blue Resources, Inc.

We have audited the accompanying balance sheet of Natural Blue Resources, Inc. and subsidiaries (“the Company”) as of December 31, 2009, and the related statements of operations, stockholders’ equity, and cash flows for the period from March 2, 2009 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Natural Blue Resources, Inc. and subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B, the Company has incurred significant losses since inception and used $886,477 of cash from operations during 2009.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cross, Fernandez & Riley LLP

Orlando, Florida
April 2, 2010

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
 Consolidated Balance Sheet

ASSETS
December 31,
2009
CURRENT ASSETS
Cash	$689,899
Note Receivable, net	150,855
Prepaid Expenses	2,604
Total Current Assets	843,358

EQUIPMENT	463,849

OTHER ASSETS
Investment in available-for-sale securities	133,750

TOTAL ASSETS	$1,440,956

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$630,311
Notes payable - current portion	253,885

TOTAL LIABILITIES	884,195

STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value; 493,000,000 shares authorized,
49,285,733 shares issued and outstanding, at
December 31, 2009	4,929
Additional paid-in capital	2,432,065
Unrealized net (loss) on available for sale securities	(401,250)
Deficit accumulated during the development stage	(1,478,983)
Total Stockholders' Equity	556,761

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,440,956
The accompanying notes are an integral part of the financial statements.

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Consolidated Statements of Operations

From March 2, 2009 (inception) to
December 31, 2009

NET SALES	$-
TOTAL OPERATING EXPENSES	1,470,202

LOSS FROM OPERATIONS	(1,470,202)

OTHER EXPENSE
Interest, net	8,781
Total Other Expense	8,781

LOSS BEFORE INCOME TAXES	(1,478,983)

PROVISION FOR INCOME TAXES	-

NET LOSS	$(1,478,983)

BASIC AND DILUTED:
Net loss per common share	$0.03

Weighted average shares outstanding	43,558,609

The accompanying notes are an integral part of the financial statements.

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

From March 2, 2009 (inception) to
December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,478,983)
Adjustments to reconcile net loss to net cash used by operating activities:

Reserve for notes receivable and advances	300,000
Changes in operating assets and liabilities:	-
Increase/(Decrease) in accounts payable and accruals	286,045
Increase/(Decrease) in prepaids	(2,604)
Increase/(Decrease) in accrued interest	9,065
Net cash used by operating activities	(886,477)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in share exchange with Datameg	135,818
Issuance of notes receivable	(350,000)
Advance of funds to Blue Earth Solutions, Inc.	(100,000)
(Increase)/decrease in interest income	(855)
Purchase of equipment	(463,849)
Purchase of investments	(85,000)
Net Cash Used by Investing Activities	(863,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	2,440,262
Net Cash Provided by Financing Activities	2,440,262

NET INCREASE IN CASH AND CASH EQUIVALENTS	689,899

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$689,899

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Non Cash impact of Reverse Merger	$3,272

The accompanying notes are an integral part of the financial statements.

Natural Blue Resources, Inc. and Subsidiaries
(A Development Stage Enterprise)
Statement of Stockholders’ Equity

		Common Stock		Capital in Excess of Par Value	Comprehensive Items	Deficit Accumulated during Development Stage	Total Stockholders' Equity
		Shares	Amount
	Sales of common stock:
April 4, 2009	Initial capitalization	38,226,113	$3,822	$170	$-	$-	$3,991
April 4, 2009	Shares issued to Kaleida EcoVentures, Inc.	4,000,000	400	400	-	-	800
April 14, 2009	Private placement	2,435,472	247	2,435,228	-	-	2,435,475

	Unrealized gain on available for sale investments	-	-	-	(401,250)	-	(401,250)

July 24, 2010	Recapitalization from Reverse Merger	4,624,148	461	(3,733)	-	-	(3,272)

	Net Loss for the Period	-	-	-	-	(1,478,983)	$(1,478,983)

	Balances at December 31, 2009	49,285,733	$4,929	$2,432,065	$(401,250)	$(1,478,983)	$556,761

The accompanying notes are an integral part of the financial statements.

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES
NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS
From March 2, 2009 (inception) to December 31, 2009

A. BASIS OF PRESENTATION AND ORGANIZATION

Overview
Natural Blue Resources, Inc. (the “Company”) is incorporated in the State of Delaware.

The principal business of the Company is exploring, acquiring and developing various interrelated “green” businesses, including waste stream recycling, plastic and steel recycling, and a “print responsibly” business segment that will, whenever possible, use recycled printing processes both online and in the traditional print process. The Company is also exploring entering into the robust and eco-friendly business of energy management and generally intends to acquire, develop and operate businesses that generally have existing earnings and quality, knowledgeable management in place and that utilize proprietary, state-of-the-art technology. The Company intends to develop these businesses into an interrelated, environmentally friendly company.

The Company is in the development stage and the Company’s activities during the development stage include developing a business plan and raising capital.

Change of Control
On July 24, 2009, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Natural Blue Resources, Inc., a Nevada corporation, (“NBRN”).  Pursuant to the Share Exchange Agreement, the Company acquired all of NBRN’s outstanding common stock consisting of 44, 661,585 shares in exchange for the right to receive a number of shares that would equal 90% of the issued and outstanding shares of the Company’s common stock upon completion of the transaction. The Company issued 44,356,598 shares of our common stock to the NBRN shareholders. The exchange ratio of the Company to NBRN common stock in terms of number of shares was approximately .993 to 1.00.  As a result of the transaction, NBRN became a wholly owned subsidiary of the Company and the Company became subject to a change of control with the former shareholders of NBRN owning 90% of the Company’s outstanding common stock, including voting control of the Company. Because NBRN’s former stockholders own a majority of the Company’s outstanding voting common stock, and NBRN’s management has actual operational control of the Company, NBRN is considered the accounting acquirer in the share exchange transaction.  The transaction is considered a reverse merger transaction for accounting purposes and is accounted for as a capital transaction in substance equivalent to the issuance of NBRN’s common stock for the net monetary assets of the Company, accompanied by a recapitalization.  Accordingly, the accounting with respect to the transaction does not contemplate the recognition of assets of the accounting acquirer, such as goodwill.  Consolidated financial statements presented herein and subsequent to the transaction reflect the consolidated financial assets and liabilities and operations of NBRN at their historical costs giving effect to the recapitalization, as if NBRN had been the Company during the periods presented.

As a condition of, and prior to, to the closing of the share exchange transaction, NBRN effected a 1 for 100 reverse stock split on July 24, 2009.  Following the reverse stock split, but before the closing of the share exchange, there were 4,928,511 shares of the Company’s common stock outstanding.  Upon closing of the share exchange, there were 49,285,733 shares of the Company’s common stock outstanding, including shares issued to the NBRN stockholders in the share exchange.  Our stockholders approved the reverse stock split and the share exchange transaction by written consent on June 18, 2009.

On July 24, 2009, concurrent with the closing of the transaction, the Company changed its name from “Datameg Corporation” to “Natural Blue Resources, Inc.”

Operations
The Company is a development stage company currently engaged in the business of exploring, acquiring and developing various interrelated “green” businesses, including waste stream recycling, plastic and steel recycling. The Company intends to acquire, develop and operate businesses that generally have existing earnings and quality, knowledgeable management in place and that utilize proprietary, state-of-the-art technology. The Company intends to develop these businesses into an interrelated, environmentally friendly company.

As of December 31, 2009, the Company had five employees, all of whom are full-time employees.

As of December 31, 2009, the Company had five wholly-owned subsidiaries:

•	Natural Blue Resources, Inc., a Nevada corporation (“NBRN”);

•	NetSymphony Corporation, an inactive North Carolina corporation(“NetSymphony”),

•	QoVox Corporation, an inactive North Carolina corporation (“QoVox”),

•	EcoWave, LLC a Delaware limited liability company (“EcoWave”); and

•	Natural Blue Steel, Inc., a Delaware corporation (“NBS”).

In addition, the Company owns 40% of the equity interests of CASCommunications, Inc., an inactive Florida corporation.

The Company operates under the name of Natural Blue Resources, Inc. and trades under the symbol NTUR on the OTC Bulletin Board.

B. GOING CONCERN; OPERATING LOSSES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  Currently, our sources of cash are limited to our current cash reserves.  Cash on hand was $689,899 as of December 31, 2009.  For the year ended December 31, 2009, the Company incurred a net loss of $1,478,983 and used $886,477 of cash from operations during 2009 which was funded by proceeds from equity financings.  There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern.

As more fully discussed in Note A of the consolidated financial statements, we completed a share exchange transaction on July 24, 2009. We entered into this transaction to provide a platform for raising capital. Our continuation as a going concern is dependent upon strategically deploying our existing capital, raising additional capital and further developing our green technologies so that they will become commercially viable and generate revenue. However, there can be no assurances that capital will be available at terms acceptable to our management, if at all, or that our acquired or developed technologies can achieve profitable operations. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FASB Codification:

 In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, (“Codification”) effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Annual Report on Form 10-K now refer to the Codification topic section rather than a specific accounting rule as was past practice.

Principles of Consolidation:
The accompanying consolidated financial statements are presented on the basis that NBRN is the accounting acquirer in the share exchange transaction with the Company.   The consolidation of the financial statements includes our wholly-owned subsidiaries, QoVox, NetSymphony, EcoWave  and NBS.  In addition, the financial statements of the Company have been consolidated into the NBRN financial statements.  All intercompany transactions and balances have been eliminated in the consolidation.

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Cash:
Cash is maintained with a major financial institution in the United States. Deposits may exceed the amount of insurance provided on such deposits. Cash equivalents with an original maturity of three months or less are considered to be cash equivalents.  The Company does not have any cash equivalents at December 31, 2009.

Prepaid Expenses:
The Company pays certain expenses, notably insurance, in advance of the insured year and expenses the related portion each reporting period.

Equipment:
Equipment consists of the microwave based technology and the trailer to transport the equipment for EcoWave and was acquired in December 2009.  The equipment was not in service at December 31, 2009 and therefore was not depreciated.  Subsequent to year end, we placed the equipment into service and will depreciate the equipment over its estimated useful life of seven years.

Fair Value of Financial Instruments:
In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●
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

●	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumption and pertinent information available to management as of December 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include investments in available-for-sale securities and accounts payable and accrued expenses.  The fair value of the Company’s note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different than its stated value.

The Company has also applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

Investments:
Our investments consist of common stock of publicly traded companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at December 31, 2009 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing traded stock price on December 31, 2009.  We base the cost of the investment sold on the specific identification method using market rates.

Other-Than-Temporary Impairment:
All of our non-marketable and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The indicators that we use to identify those events and circumstances include:

●	the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects;
●	the technological feasibility of the investee’s products and technologies;
●	the general market conditions in the investee’s industry or geographic area, including regulatory or economic changes;
●	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
●
the investee’s receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than our carrying amount or a new round of equity funding is required for the investee to remain in business, and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

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

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Comprehensive Income:
ASC Topic 220 (SFAS No. 130) establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources.  Per Note E of the consolidated financial statements, the Company has purchased available-for-sale securities that are subject to this reporting.

Loss Per Common Share:
The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. The Company also considers the potential effects of the exercise of options and warrants outstanding during the reporting period. At December 31, 2009, the Company had options outstanding to employees to acquire 45,000 common shares. Exercising the options would have an antidilutive effect for existing shareholders. Thus, these options are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.

Recently Issued Accounting Pronouncements:
In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and No. 2009-14, Certain Revenue Arrangements that include Software Elements (“ASU 2009-14”). These standards update FASB ASC 605, Revenue Recognition (“ASC 605”) and FASB ASC 985, Software (“ASC 985”). The amendments to ASC 605 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments to ASC 985 remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These amendments to ASC 605 and ASC 985 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted these amendments on January 1, 2010.  Management does not believe that the adoption of this standard will have any impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”).  This standard updates FASB ASC 820, Fair Value Measurements (“ASC 820”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company adopted ASU 2010-06 on January 1, 2010, which had no material impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

D. NOTE RECEIVABLE

OnSeptember 15, 2009, the Company entered into a letter of intent to purchase the assets of On Demand Color Group, LLC and certain of its affiliates (“On Demand”). In accordance with the letter of intent the Company made a loan to On Demand in the principal amount of $150,000 which accrues interest at a rate of 2% per annum.  Such loan is evidenced by a promissory note dated September 16, 2009.  This amount, along with the accrued interest, is reflected as a Note Receivable on the balance sheet. No closing on the potential purchase of the assets of On Demand has occurred and negotiations relating to the purchase price and format of the new entity are still ongoing.

On May 22, 2009, NBRN made a loan in the amount of $200,000 to Samir Burshan (“Burshan”) who was a Director of NBRN at that time.  Mr. Burshan was appointed to the Board of the Company on August 24, 2009, and later resigned as a Director of the Company on October 31, 2009.  Such loan is evidenced by a promissory note dated January 29, 2010 and effective as of May 22, 2009, bears interest at the rate of 8% per annum and is due and payable in full on May 22, 2012.   The note is non-recourse to Burshan, but is to be secured by the assignment of a promissory note in the principal amount of $200,000 made by Prism One, Inc. (“Prism One”) to Burshan.  The Prism One note bears interest at the rate of 8% per annum and is payable in full on or about May 22, 2012. It is the Company’s belief that there exists substantial doubt that Prism One will be able to meet its obligations and therefore, as of December 31, 2009, NBRN has fully reserved for this loan.

In October, 2009 NBRN signed a non-binding letter of intent to potentially acquire the assets of Blue Earth Solutions, Inc.  In connection therewith, NBRN advanced $100,000 to Blue Earth Solutions, Inc.  Management determined as of December 31, 2009 that the deposit was uncollectible and has been reserved as of December 31, 2009.

E. INVESTMENTS

In conjunction with the share exchange transaction, the Company has reviewed their investments held and has valued them at fair value as of December 31, 2009.

Investment Type:	Fair Value at December 31, 2009
Common Stock 1,000,000 shares in Blue Earth Solutions, Inc, $0.07/share	$70,000
Common Stock 375,000 shares in Prism One, $0.17/share	63,750
Total Investments available for sale	$133,750

Fair value of the listed investments was determined by the closing price of the related common stock on December 31, 2009; as of April 1, 2010 the closing price of the Blue Earth Solutions, Inc. common stock (BESN) was $0.03 and the closing price of Prism One (PMOZ) common stock was $0.250. Management intends to divest both of these investments.  Management views the price decline of the Blue Earth Solutions,  Inc. investment as temporary in nature. However, the Company’s investment in both Blue Earth Solutions Inc., and Prism One, Inc. are subject to the specific risks applicable to each of Blue Earth Solutions, Inc and Prism One specifically, and to market risks generally.

F. NOTES PAYABLE

Balance at Dec 31, 2009

On July 1, 2008, QoVox executed a promissory note in favor of a consultant for $230,605, which represents past-due fees previously included in accounts payable. The note bears interest at the rate of 8% per annum. Payment terms stated therein require monthly installments of $1,000 paid to the consultant the last day of each month commencing July 31, 2008 through December 31, 2008; $2,000 per month starting January 2009 through September 2009; and $3,000 per month thereafter until the remaining balance is paid. QoVox made $3,000 in principal payments during 2008, and $1,000 in February 2009, resulting in a payable balance of $226,605 at December 31, 2009.  QoVox is currently in default on the note, so the principal balance has been reflected as a current liability.  We are currently disputing the balance of the note but have recorded further interest expense of $8,781during the year ended December 31, 2009, which we have included in the Notes Payable balance at December 31, 2009.
253,885

Total notes payable	253,885

H. INCOME TAXES

As of December 31, 2009, the Company had approximately $1,176,228 in net operating loss carry forwards for federal and state income tax purposes which expire between 2009 and 2029.  Generally, these can be carried forward and applied against future taxable income.  However, as a result of stock offerings and stock issued in connection with acquisitions, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets and (liabilities) are as follows:

December 31, 2009

Reserves for notes receivable and advances	$112,890
Net operating loss carry forwards	442,615
555,505
Valuation Allowance	(555,505)
Difference	$0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $555,505at December 31, 2009.

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the year ended December 31, 2009.

	2009
	Amount	%
Tax benefit at US statutory rate	$(399,917)	34.0
State income tax benefit, net of federal benefit	(42,697)	3.6
Change in valuation allowance	442,615	(37.6)
Income Tax Expense	0	0.0

I. STOCK OPTIONS

At  December 31, 2009, the Company had options outstanding to three former employees for prior services rendered  in the total amount of 45,000 common shares. These options are fully vested and exercisable at December 31, 2009.

Options Outstanding	Date Issued	Date Options Expire	Exercise Price
25,000	November 23, 2004	January 1, 2013	$5.38
10,000	June 1, 2005	June 1, 2011	$3.32
10,000	August 25, 2005	January 1, 2011	$28.25
45,000

J. RELATED PARTY TRANSACTIONS

At December 31, 2009, the Company was not indebted to any related parties.

In November 2009, the Company executed an Engagement and Advisory Fee Agreement with JEC Corp. (“JEC”), which is owned by one of our shareholders and the shareholder is related to our consultants.  Pursuant to the agreement, JEC will provide to the Company professional services in identifying and representing the Company with respect to potential future merger and acquisition opportunities to assist the Company in expanding its business.  Upon execution of the agreement, JEC was entitled to receive 500,000 shares of the Company’s common stock, however,were not issued and after December 31, 2009 JEC waived the right to receive them.The Company will also pay to JEC a fee of $20,000 for each letter of intent that the Company executes with a party in connection with a potential merger or acquisition with certain companies identified in the agreement.  In the event that the Company closes a merger or acquisition with any such company, the Company will pay to JEC a fee of $150,000.  This agreement also provides for the reimbursement of reasonable operating expenses, including costs for travel, cost of preparation of documents, reasonable fees and expenses of retained professionals and legal expenses, not to exceed $10,000 without prior consent of the Company.  Since inception of this agreement through December 31, 2009, the Company has paid JEC $60,000.

In November 2009, the Company executed a second Advisory and Management Fee Agreement with JEC pursuant to which JEC would assist the Company in creating and managing NBS.  Upon execution of the agreement, JEC was entitled to receive (a) $100,000, payable 20% upon execution and the balance when NBS is fully operational and (i) achieves a minimum gross revenue of $1,000,000 or (ii) receives funding from outside sources of more than $1,000,000.  JEC was also entitled to receive  100,000 shares of the Company’s common stock or, at JEC’s election, an option exercisable for 100,000 shares of common stock at a nominal exercise price however the shares and options were not issued and after December 31, 2009 JEC waived the right to receive them  JEC is further entitled to receive 20% of  the net profit derived from transactions for the sale of steel by NBS.  Net profit means the gross proceeds from such transactions less direct transaction expenses incurred in connection therewith.  Such payments shall be made monthly during NBS’ full operational life.   The agreement also provides for the reimbursement of reasonable operating expenses, including costs for travel, cost of preparation of documents, reasonable fees and expenses of retained professionals and legal expenses, not to exceed $10,000 without prior consent of the Company.  Since the inception of this agreement through December 31, 2009, the Company paid JEC $20,000.

On May 22, 2009, NBRN made a loan in the amount of $200,000 to Samir Burshan (“Burshan”) who was a Director of NBRN at that time.  Mr. Burshan was appointed to the Board of the Company on August 24, 2009, and later resigned as a Director of the Company on October 31, 2009.  Such loan is evidenced by a promissory note dated January 29, 2010 and effective as of May 22, 2009, bears interest at the rate of 8% per annum and is due and payable in full on May 22, 2012.   The note is non-recourse to Burshan, but is to be secured by the assignment of a promissory note in the principal amount of $200,000 made by Prism One, Inc. (“Prism One”) to Burshan.  The Prism One note bears interest at the rate of 8% per annum and is payable in full on or about May 22, 2012. It is the Company’s belief that there exists substantial doubt that Prism One will be able to meet its obligations and therefore, as of December 31, 2009, NBRN has fully reserved for this loan.

K. LEGAL PROCEEDINGS

On October 13, 2009 in the General Court of Justice, Superior Court Division, Wake County, North Carolina, Dan Ference, the former Chief Operating Officer of QoVox, brought suit against the Company, QoVox, NetSymphony, Datameg Corporation, and Bank of America. Mr. Ference contends he is owed unpaid salary in the amount of $302,013. The Company believes that this claim has been previously settled.  Mr. Ference denies that he settled this claim but acknowledges receipt of consideration the Company believes was paid to him in order to settle such claim. The Company and its subsidiaries have retained counsel, and a mediation hearing is scheduled for April, 2010.  The Company and its subsidiaries intend to vigorously defend the claim against them and have filed counterclaims against Mr. Ference.

L. ECOWAVE LICENSE AGREEMENT

The Company’s subsidiary, EcoWave, holds an exclusive worldwide, excluding  the Republic of Korea,  use and technology license to patent and technology rights for waste treatment using microwave technology previously licensed by Kaleida Eco Ventures, Inc., a Delaware corporation (“Kaleida”). EcoWave is required to pay a royalty to Kaleida of $200,000 per installed unit. The license term shall remain in effect for the life of the last-to-expire patents or for 20 years, whichever occurs last.

M. SUBSEQUENT EVENTS

On September 15, 2009, the Company entered into a letter of intent to purchase the assets of On Demand Color Group, LLC and certain of its affiliates (“On Demand”).  In accordance with the letter of intent the Company made a loan to On Demand in the principal amount of $150,000 which accrues interest at a rate of 2% per annum.  Such loan is evidenced by a promissory note dated September 16, 2009.   On February 23, 2010, the Company entered into a revised non-binding letter of intent to, among other things, extend the term of letter of intent.  In accordance with the original letter of intent the Company made a loan to On Demand in the principal amount of $150,000, earning an initial interest rate of 2% per annum.  Such loan is evidenced by a promissory note dated September 16, 2009.  This amount is reflected as a Note Receivable on the balance sheet. The Company has made a second loan to On Demand and its affiliates in the amount of $50,000 which also bears interest rate of 2% per annum.  The non-binding letter of intent contains various provisions that the Company and the Seller must comply with before the transaction can close. Currently the Company is performing its due diligence on this acquisition.

On March 5, 2010, the Company conducted a private placement of its common stock pursuant to which the Company issued 316,176 shares of its common stock and received gross proceeds of $268,750.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2009 based on such criteria.

Management did not use a formal framework to conduct the required evaluation of the effectiveness of the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting since, in the view of management, comparison with a formal framework was unwarranted because of (1) the small size of the Company’s current operations and (2) the Company’s executive management structure (consisting of only the Company’s principal executive officer and principal financial officer) which enables management to be aware of all transactions.  The Company has limited resources and as a result, a material weakness in financial reporting currently exists, because of our limited resources and personnel, including those described below.

●The Company lacks personnel with the experience to properly analyze and record complex transactions in accordance with GAAP.

● The Company has in insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

● The Company has not achieved the optimal level of segregation of duties relative to key financial reporting functions.

● The Company does not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

● The Company has not achieved an optimal segregation of duties for executive officers of the Company.

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

Changes in Internal Control over Financial Reporting
Except as described above, there has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation made by management required by paragraph (d) of Section 240.13a-15 or Section 240.15d-15 under the Exchange Act that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers
The following sets forth the names and ages of all of our directors and executive officers as of the date of this annual report. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Toney Anaya, 66, Chief Executive Officer and Chairman of the Board
Toney Anaya has served as the Company’s Chief Executive Officer and Chairman of the Board of Directors since July 24, 2009.  He is a former Governor (1983-1986) and Attorney General of New Mexico (1975-1978). As Attorney General, he is recognized for turning a previously obscure office into a major force as a protector of consumer rights. As Governor, he focused on energy alternatives, water development and conservation, the environment, education, economic development, and provided leadership in investing of the state’s multi-billion dollar trust funds. Known as a visionary, he successfully steered the state through a national recession, transforming New Mexico into a more technology-based economy and laid the groundwork for future deployment of rapid rail transit, education and social reform.

Intermittently throughout his professional career, Governor Anaya has been the principal of Anaya Law Offices in Santa Fe, New Mexico, from which he represents major corporate clients; pursues his own business development initiatives, including real estate and energy projects; was a founding member of Valor Telecommunications which provides telephone service in New Mexico, Texas, and Oklahoma; for five years was a principal advisor to the country of Mexico during negotiations and passage in the U.S. of the North American Free Trade Agreement. He has served on many public and private boards and commissions, and currently only is on the board of the Company.  In the 1960’s and 1970’s, he also served seven years at the U.S. Department of Labor and U.S. Department of State and five years as legal counsel to a U.S. Senator.  In 2009, New Mexico Governor Bill Richardson tapped Anaya to oversee the state’s implementation of billions of dollars of funding and other economic benefits coming to the state from the federal “stimulus” law, the American Recovery & Reinvestment Act helping establish a nationally-recognized office.

He has a Juris Doctorate from American University School of Law and a B.A. from Georgetown University.

Walter R. Cruikshank, 63, Chief Financial Officer
Walter R. Cruikshank has served as the Company’s Chief Financial Officer since August 2009.  In addition, Mr. Cruikshank is also Controller of Blue Earth Solutions, Inc.  Prior to joining the Company, Mr. Cruikshank was the District Controller for Waste Service of Florida from August 2007 to May 2008 and the Controller of Eye Centers of Florida from August 2005 to August 2007.  Mr. Cruikshank has held various general accounting positions in numerous companies throughout his career.

He has a Bachelors of Science degree from Rutgers University and holds an inactive Certified Public Accounting license from the State of New Jersey.

Daryl Kim, Director
Mr. Kim has served as a Director of the Company since August 24, 2009.  He has served as the Director of Operations of Cornerstone Apparel, Inc. and has actively managed the Papaya specialty clothing stores in the Florida region since 2000. Mr. Kim has also served as President of Vision Caanan Apparel, Inc. a retail clothing store, since June, 2007 and is a partner in Kaleida Eco Ventures, Inc., an eco-focused venture capital concern and is primarily responsible for identifying and seeking out forward looking technologies and processes.  In addition, Mr. Kim was a former director of Kaleida and upon the Company’s acquisition of Eco Wave became a director of Eco Wave.

Code of Ethics
The Company has not adopted a formal code of ethics that applies to our officers, directors and employees in accordance with applicable federal securities laws.  Current management does not know why a code of ethics was not adopted by previous Boards of Directors and management of the Company.  Since the share exchange with NBRN’s stockholders, the Company has pursued a number of corporate governance and business initiatives, but has not had the resources to complete all of them.  The Company intends to adopt a code of ethics prior to June 30, 2010, and will disclose such code of ethics in a current report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of the Company’s directors and executive officers, and any beneficial owner of more than 10 percent of the Company's common stock, to file reports with the SEC. These include initial reports and reports of changes in the individual’s beneficial ownership of the Company’s common stock. Such persons are also required by SEC regulations to furnish the Company with copies of such reports. To our knowledge, based solely on the review of such reports furnished to the Company, the Company believes that during the year ended December 31, 2009, (a) all directors and executive officers filed on a timely basis the reports required by Section 16(a), and (b) all beneficial owners of more than 10 percent of the Company's common stock filed on a timely basis, except that Mrs. Patricia Cohen failed to report three transactions and to file a Form 3 and a Form 5 with respect to her beneficial ownership of Company common stock.  Mrs. Cohen is the beneficial owner of 5,844,465 shares of common stock comprised of 1,882, 457 shares owned by Mrs. Cohen, 1,991,060 shares owned by Mrs. Cohen's daughter, and 1,970,948 other shares for which Mrs. Cohen holds the voting power and investment control through JEC Corp., a Nevada corporation of which she is the sole owner.

Audit Committee and Audit Committee Financial Expert
The Company does not have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.  The board of directors has determined that the Company does not have an audit committee financial expert serving on the board.  The Company does not have an audit committee financial expert because it has been unable to attract and compensate an individual with the necessary skills to serve in such role.  The Company intends to identify and appoint a financial expert when possible.

ITEM 11. EXECUTIVE COMPENSATION

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below for the year ended December 31, 2009. The following table summarizes all compensation for fiscal years 2009 received by our Chief Executive Officer, and most highly compensated executive officers in fiscal year 2009.

SUMMARY COMPENSATION TABLE

Summary Compensation Table
		Salary	Total
Name and principal position	Year	($)	($)
Toney Anaya	2009	$79,839	$79,839
Chief Executive Officer, President, and Chairman of the Board of Directors	2008	$0	$0

Walter R. Cruikshank	2009	$29,731	$29,731
Chief Financial Officer	2008	$0	$0

Jim Murphy	2009	$4,500	$4,500
Prior Chief Executive Officer, President, and Chairman of the Board of Directors(1)	2008	$150,000	$150,000

Daniel Ference	2009	$0	$0
Chief Operating Officer QoVox Corporation	2008	$144,000	$144,000

Paul Pelosi, Jr.	2009	$43,548	$43,548
President, Natural Blue Resources, Inc. (2)	2008	$0	$0

(1)	Jim Murphy was the Company’s Chief Executive Officer, President and Chairman of the Board of Directors until August 24, 2009.
(2)	Paul Pelosi Jr. was the President of the Company and NBRN until January 10, 2010.

Narrative Disclosure to Summary Compensation Table
Salary described in the Summary Compensation Table consists of cash payments and accrued amounts owed to such named executive officers as of December 31, 2009. The Company does not have any other forms of compensation arrangements nor has the Company paid such named executive officers any additional compensation.  There are no bonus plans, stock awards, option awards, non-equity incentive plans, non-qualified deferred compensation plans or other compensation programs, and there are no outstanding unexercised options, unvested stocks or equity incentive plan awards as of December 31, 2009.

Employment Agreements
The Company does not have any employment agreements with its executive officers.  Our executive officers are employees-at-will and, therefore, may be terminated at any time, with or without cause, and with no severance award owed to them.

Director Compensation
The Company’s directors do not receive cash compensation for their services on the board of directors. Non-employee directors are reimbursed for out-of-pocket expenses associated with attending Company meetings and otherwise fulfilling their duties as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners
The following table sets forth, as of March 26, 2010, the number and percentage of outstanding shares of our common stock owned by: (i) each director at such date, (ii) each of the officers named in the Summary Compensation Table above, (iii) our directors and executive officers as a group at such date, and (iv) each person known by the Company to be the beneficial owner of more than 5% of our outstanding common stock at such date.

The number of shares beneficially owned by each director or executive officer is determined under SEC rules, and the information is not necessarily indicative of the beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 26, 2010, through the exercise of any stock option or other right to purchase, such as a warrant.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. In certain instances, the number of shares listed may include, in addition to shares owned directly, shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.  The table that follows is based upon information supplied by the executive officers, directors and named stockholders and Forms 3 filed with the SEC.

Unless otherwise indicated below, the address for each of the persons named below is c/o Natural Blue Resources, Inc., 146 West Plant Street, Suite 300, Winter Garden, Florida 34787.

Name and Address of Beneficial Owner	Title	Amount and Nature of Beneficial Ownership		Percent of Class

Directors and Executive Officers
Toney Anaya	Chief Executive Officer and Chairman of the Board	9,010,049		18.28%

Daryl Kim	Director	1,324,227		2.69%

Walter R. Cruickshank	Chief Financial Officer	-0-		0.0%

Officers and Directors as a Group (total of 3 persons)		10,334,276		20.968%

Paul Pelosi, Jr. 2269 Chestnut San Francisco, CA 94123	Greater than 5% Stockholder	8,125,133		16.49%

Patricia Cohen 5036 Dr. Phillips Blvd. Suite 321 Orlando, FL 32819	Greater than 5% Stockholder	5,844,465	(1)	11.9%

(1)Includes 1,882,457 shares owned by Mrs. Cohen and 1,991,060 shares owned by Ms. Cohen’s daughter.  Also includes 1,970, 948 shares owned by the JEC Family Limited Partnership over which Mrs. Cohen holds the voting power and investment control though JEC Corp., a Nevada corporation wholly owned by Mrs. Cohen, which is the general partner and holder of a 1% interest in the partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
When the Company is contemplating entering into any transaction in which any executive officer, director, nominee or any family member of the foregoing would have any direct or indirect interest, regardless of the amount involved, the terms of such transaction have to be presented to the full board of directors (other than any interested director) for approval. The board has not adopted a written policy for related party transaction review but when presented with such transaction, they are discussed by the full board of directors and documented in the board minutes.

During the fiscal year ended December 31, 2009, the Company engaged in the following transactions with a related person:

In November 2009, the Company executed an Engagement and Advisory Fee Agreement with JEC Corp. (“JEC”), which is owned by one of our shareholders and the shareholder is related to our consultants.  Pursuant to the agreement, JEC will provide to the Company professional services in identifying and representing the Company with respect to potential future merger and acquisition opportunities to assist the Company in expanding its business.  Upon execution of the agreement, JEC was entitled to receive 500,000 shares of the Company’s common stock, however, were not issued and after December 31, 2009 JEC waived the right to receive them. The Company will also pay to JEC a fee of $20,000 for each letter of intent that the Company executes with a party in connection with a potential merger or acquisition with certain companies identified in the agreement.  In the event that the Company closes a merger or acquisition with any such company, the Company will pay to JEC a fee of $150,000.  This agreement also provides for the reimbursement of reasonable operating expenses, including costs for travel, cost of preparation of documents, reasonable fees and expenses of retained professionals and legal expenses, not to exceed $10,000 without prior consent of the Company.  Since inception of this agreement through December 31, 2009, the Company has paid JEC $60,000.

In November 2009, the Company executed a second Advisory and Management Fee Agreement with JEC pursuant to which JEC would assist the Company in creating and managing NBS.  Upon execution of the agreement, JEC was entitled to receive (a) $100,000, payable 20% upon execution and the balance when NBS is fully operational and (i) achieves a minimum gross revenue of $1,000,000 or (ii) receives funding from outside sources of more than $1,000,000.  JEC was also entitled to receive  100,000 shares of the Company’s common stock or, at JEC’s election, an option exercisable for 100,000 shares of common stock at a nominal exercise price however the shares and options were not issued and after December 31, 2009 JEC waived the right to receive them.JEC is further entitled to receive 20% of  the net profit derived from transactions for the sale of steel by NBS.  Net profit means the gross proceeds from such transactions less direct transaction expenses incurred in connection therewith.  Such payments shall be made monthly during NBS’ full operational life.   The agreement also provides for the reimbursement of reasonable operating expenses, including costs for travel, cost of preparation of documents, reasonable fees and expenses of retained professionals and legal expenses, not to exceed $10,000 without prior consent of the Company.  Since the inception of this agreement through December 31, 2009, the Company paid JEC $20,000.

On May 22, 2009, NBRN made a loan in the amount of $200,000 to Samir Burshan (“Burshan”) who was a Director of NBRN at that time.  Mr. Burshan was appointed to the Board of the Company on August 24, 2009, and later resigned as a Director of the Company on October 31, 2009.  Such loan is evidenced by a promissory note dated January 29, 2010 and effective as of May 22, 2009, bears interest at the rate of 8% per annum and is due and payable in full on May 22, 2012.   The note is non-recourse to Burshan, but is to be secured by the assignment of a promissory note in the principal amount of $200,000 made by Prism One, Inc. (“Prism One”) to Burshan.  The Prism One note bears interest at the rate of 8% per annum and is payable in full on or about May 22, 2012. It is the Company’s belief that there exists substantial doubt that Prism One will be able to meet its obligations and therefore, as of December 31, 2009, NBRN has fully reserved for this loan.

Director Independence
Our board of directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in NASDAQ Rule 4200(a)(15).  Based on this standard, the board of directors has determined that it currently has no members who qualify as “independent.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The aggregate audit fees billed for the year ended December 31, 2009 was $69,106.  Audit services include the audits of the financial statements included in the Company’s annual reports on Form 10-K and reviews of interim financial statements included in the Company’s quarterly reports on Form 10-Q.

Audit-Related Fees
None.

Tax Fees
None.

All Other Fees
None.

Audit Committee Policies and Procedures
As of the date of this Annual Report, the Company does not have an established audit committee.  The appointment of Cross, Fernandez & Riley LLP was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience.  When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

3.      Exhibits

Exhibit Number	Description	Note

3.1	Certificate of Incorporation of the Registrant filed April 27, 2005 with the Secretary of State of Delaware	1

3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant filed June 18, 2009 with the Secretary of State of Delaware 3.3 Bylaws of the Registrant, effective August 24, 2009	2

3.3	Bylaws of the Registrant, effective August 24, 2009	3

10.1	Engagement and Advisory Fee Agreement dated November 9, 2009, between the Registrant and JEC Corp.	*

10.2	Advisory and Management Fee Agreement dated November 9, 2009, between the Registrant and JEC Corp.	*

10.3	Acquisition Agreement dated October 26, 2009 between the Registrant and Enso Steel Company, LLC and DK Steel Inc.	*

14	Code of Ethics- not included, see Item 14 above. The Company has not formally adopted a Code of Ethics as required.	*

16.1	Letter from Child, Van Wagoner & Bradshaw PLLC, dated January 26, 2010	4

21	List of Subsidiaries of the Registrant	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	*

Notes:
1.           Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2005.

2.            Filed as Exhibit 99 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission July 24, 2009.

3.             Filed as Exhibit 3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission August 26, 2009.

4.             Filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission January 26, 2009.

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April, 2010.

Natural Blue Resources, Inc.

BY:	/s/ Toney Anaya
Toney Anaya,
Chairman, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Toney Anaya	Chairman, Chief Executive Officer and Director	April 2, 2010
Toney Anaya	(Principal Executive Officer)

/s/ Walter Cruickshank	Chief Financial Officer	April 2, 2010
Walter Cruickshank	(Principal Financial and Accounting Officer)

/s/ Daryl Kim	Director	April 2, 2010
Daryl Kim