Form 10-Q
period 2010-03-31
NATURAL BLUE RESOURCES, INC.
filed 2010-05-14
CIK 716749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

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

There were 49,601,909 shares of common stock issued and outstanding, respectively, as of May 13, 2010.

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

.
INDEX

Natural Blue Resources, Inc.
Consolidated Financial Statements
For the Quarter Ended March 31, 2010

CONTENTS	Page
Consolidated Balance Sheets as of March 31, 2010, 2009 (unaudited) and December 31, 2009 (audited)	F-1
Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2010, 2009 and the period from March 2, 2009 (inception) to March 31, 2010	F-2
Consolidated Statements of Change in Stockholders’ Deficit as March 31, 2010 (unaudited)	F-3
Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2010, 2009 and the period from March 2, 2009 (inception) to March 31, 2010	F-4
Notes to Consolidated Financial Statements (unaudited)	F-5

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Consolidated Balance Sheets

ASSETS
	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$196,858	$689,899
Note Receivable, net	201,595	150,855
Prepaid Expenses	-	2,604
Total Current Assets	398,453	843,358

EQUIPMENT	466,646	463,849

OTHER ASSETS
Investment in available-for-sale securities	133,750	133,750

TOTAL ASSETS	998,849	1,440,957

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	607,971	630,311
Notes payable - current portion	258,417	253,885

TOTAL LIABILITIES	866,388	884,196

STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value; 493,000,000 shares authorized,
49,601,909 shares issued and outstanding, at March 31, 2010	4,961	4,929
Additional paid-in capital	2,700,782	2,432,065
Unrealized net (loss) on available for sale securities	(401,250)	(401,250)
Accumulated deficit	(2,172,032)	(1,478,983)
Total Stockholders' Equity	132,461	556,761

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$998,849	$1,440,957

The accompanying notes are an integral part of the financial statements.

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Consolidated Statements of Operations

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	From March 2, 2009 (inception) to March 31, 2010
	(unaudited)	(unaudited)	(unaudited)

OPERATING EXPENSES	$689,257	$-	$2,159,458

LOSS FROM OPERATIONS	(689,257)	-	(2,159,458)

OTHER EXPENSE
Interest, net	3,792	-	12,574
Total Other Expense	3,792	-	12,574

(LOSS) BEFORE INCOME TAXES	(693,049)	-	(2,172,032)

PROVISION FOR INCOME TAXES	-	-	-

NET (LOSS)	$(693,049)	$-	$(2,172,032)

BASIC AND DILUTED:
Net (loss) per common share	$(0.01)	$-	$(0.05)

Weighted average shares outstanding	48,377,073	-	43,484,562

The accompanying notes are an integral part of the financial statements.

Natural Blue Resources, Inc. and Subsidiaries
(A Development Stage Enterprise)
Statement of Stockholders’ Equity
Period from March 2, 2009 (inception) to March 31, 2010

		Common Stock		Additional Paid-in Capital	Comprehensive Items	Deficit Accumulated during Development Stage	Total Stockholders' Equity
		Shares	Amount
	Sales of common stock:
April 4, 2009	Initial capitalization	38,226,113	$3,822	$170	$-	$-	$3,991
April 4, 2009	Shares issued to EcoWave	4,000,000	400	400	-	-	800
April 14, 2009	Private placement	2,435,472	247	2,435,228	-	-	2,435,475

	Unrealized gain on available for sale investments	-	-	-	(401,250)	-	(401,250)

July 23, 2009	Recapitalization from Reverse Merger	4,624,148	461	(3,733)	-	-	(3,272)

	Net Loss for the Period	-	-	-	-	(1,478,983)	(1,478,983)

	Balances at December 31, 2009, (audited)	49,285,733	4,929	2,432,065	(401,250)	(1,478,983)	556,761
							-
March 5, 2010	Private placement	316,176	32	268,717	-	-	268,749

	Net (Loss) for the Period	-	-	-	-	(693,049)	(693,049)
	Balances at March 31, 2010, (unaudited)	49,601,909	$4,961	$2,700,782	$(401,250)	$(2,172,032)	$132,461

The accompanying notes are an integral part of the financial statements.

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	From March 2, 2009 (inception) to March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(693,049)	$-	$(2,172,031)
Adjustments to reconcile net loss to net cash
used in operating and other activities:
Reserve for notes receivable and advances	-	-	309,065
Changes in operating assets and liabilities:	-	-	-
Increase/(Decrease) in accounts payable and accruals	(17,809)	-	268,235
(Increase)/Decrease in prepaids	2,604	-	-
Net Cash Used by Operating Activities	(708,254)	-	(1,594,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in share exchange with Datameg	-	-	135,818
Issuance of note receivable	(50,000)	-	(400,000)
Advance of funds to Blue Earth Solutions, Inc.	-	-	(100,000)
Increase/(decrease) in interest income	(740)	-	(1,595)
Purchase of equipment	(2,797)	-	(466,646)
Purchase of investments	-	-	(85,000)
Net Cash Used by Investing Activities	(53,536)	-	(917,422)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	268,750	-	2,709,012
Net Cash Provided by Financing Activities	268,750	-	2,709,012

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(493,041)	-	196,858

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	689,899	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$196,858	$-	$196,858

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Non Cash impact of Reverse Merger	$-	$-	$3,272

The accompanying notes are an integral part of the financial statements.

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010
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

As of March 31, 2010, the Company had five direct or indirect wholly-owned subsidiaries:

•	Natural Blue Resources, Inc., a Nevada corporation (“NBRN”);

•	NetSymphony Corporation, an inactive North Carolina corporation(“NetSymphony”),

•	QoVox Corporation, an inactive North Carolina corporation (“QoVox”),

•	EcoWave, LLC a Delaware limited liability company (“EcoWave”); and

•	Natural Blue Steel, Inc., a Nevada corporation (“NBS”) and its wholly owned subsidiary Natural Blue International, LLC, a Florida limited liability company.

In addition, the Company owns 40% of the equity interests of CASCommunications, Inc., an inactive Florida corporation.

These consolidated financial statements reflect the consolidated financial statements of the Company, NBRN, NetSymphony, QoVox, Eco Wave, NBS and CASCommunications.  In accordance with ASC Topic 810 (FIN 46R), the Company continues to consolidate CASCommunications, as it expects to continue to absorb a majority of CASCommunications’ losses.

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2010

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

B. GOING CONCERN; OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  At March 31, 2010, we have negative working capital as current liabilities exceeded current assets by $467,935; we have had a loss from operations for the quarter ended March 31, 2010 in the amount of $693,049 and an accumulated deficit from inception, March 2, 2009, through March 31, 2010, of $2,172,032.  During the quarter ended March 31, 2010, we have used $708,254 in operating cash flow and for the period from inception, March 2, 2009, through March 31, 2010, we have used $1,594,731 in operating cash flow.  However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to define and achieve its business objectives and the success of its future operations.  We are currently in our development stage and, accordingly, we have not generated revenue. The conditions and negative trends described above raise substantial doubt about our ability to continue as a going concern.

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

C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
The accompanying consolidated financial statements present the consolidated financial statements on the basis that NBRN is the accounting acquirer in the share exchange transaction with the Company.   The consolidation of the financial statements includes the partially owned subsidiary, CASCommunications, and the wholly-owned subsidiaries,  QoVox, NetSymphony, Eco Wave, NBS and NBI.  In addition, the financial statements of the Company have been consolidated into the NBRN financial statements.  All intercompany transactions and balances have been eliminated in the consolidation.

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

Cash:
Cash is maintained with a major financial institution in the United States. Deposits may exceed the amount of insurance provided on such deposits. Cash equivalents with an original maturity of three months or less are considered to be cash equivalents.  The Company does not have any cash equivalents at March 31, 2010.

Prepaid Expenses:
The Company pays certain expenses, notably insurance, in advance of the insured year and expenses the related portion each reporting period.

Equipment:
Equipment consists of the microwave based technology and the trailer to transport the equipment for EcoWave.  The equipment was successfully tested during the quarter ended March 31, 2010, and will be put into operations beginning in fiscal 2010.  At the time the equipment will be placed into service, it will be depreciated over its estimated useful life of seven years.

Fair Value of Financial Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

• Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
• Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability; either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
• Level 3—Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumption and pertinent information available to management as of March 31, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts receivable, accounts payable and accrued expenses.  The fair value of the Company’s note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different than its stated value.

Investments:
Our investments consist of common stock of publicly traded companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at March 31, 2010 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing traded stock price on March 31, 2010.  We base the cost of the investment sold on the specific identification method using market rates.

Other-Than-Temporary Impairment:
All of our non-marketable and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The indicators that we use to identify those events and circumstances include:

• the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects;
• the technological feasibility of the investee’s products and technologies;
• the general market conditions in the investee’s industry or geographic area, including regulatory or economic changes;
• factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and

• the investee’s receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than our carrying amount or a new round of equity funding is required for the investee to remain in business, and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

Concentrations of Credit Risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $250,000 per financial institution.

Capital Structure:
The Company’s voting common stock is comprised of 49,601,909 and 49,285,733 shares issued and outstanding, as of March 31, 2010, and December 31, 2009, respectively.  The Company has authorized 493,000,000 shares of common stock with par value of $.0001 per share.

Revenue Recognition:
The Company did not recognize any revenue during the quarterly period ended March 31, 2010 or during the period from March 2, 2009 (inception) to March 31, 2010.

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

Loss Per Common Share:
The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. The Company also considers the potential effects of the exercise of options and warrants outstanding during the reporting period. At March 31, 2010, the Company had options outstanding to employees and vendors of the Company to acquire 245,000 common shares. Exercising the options would have an antidilutive effect for existing shareholders. Thus, these options are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.

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

In January 2010, the FASB issued ASU No. 2010-09 Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”).  ASU No. 2010-09 amended Subtopic 855-10, “Subsequent Events – Overall” by removing the requirement for a United States Securities and Exchange Commission (“SEC”) registrant to disclose a date, in both issued and revised financial statements, through which that filer had evaluated subsequent events. The Company adopted ASU 2010-09 on January 1, 2010, which had no material impact on the financial statements.

D. NOTE RECEIVABLE

On September 15, 2009, the Company entered into a letter of intent to purchase the assets of On Demand Color Group, LLC and certain of its affiliates (“On Demand”). In accordance with the letter of intent the Company made a loan to On Demand in the principal amount of $150,000 which accrues interest at a rate of 2% per annum.  Such loan is evidenced by a promissory note dated September 16, 2009.  The Company has made a second loan to On Demand and its affiliates in the amount of $50,000 which also bears interest rate of 2% per annum.  The non-binding letter of intent contains various provisions that the Company and the seller must comply with before the transaction can close.  These amounts, along with the accrued interest income thereon, are reflected as a Note Receivable on the balance sheet. No closing on the potential purchase of the assets of On Demand has occurred and negotiations relating to the purchase price and format of the new entity are still ongoing.

On May 22, 2009, NBRN made a loan in the amount of $200,000 to Samir Burshan (“Burshan”) who was a Director of NBRN at that time.  Mr. Burshan was appointed to the Board of the Company on August 24, 2009, and later resigned as a Director of the Company on October 31, 2009.  Such loan is evidenced by a promissory note dated January 29, 2010 and effective as of May 22, 2009, bears interest at the rate of 8% per annum and is due and payable in full on May 22, 2012.   The note is non-recourse to Burshan, but is to be secured by the assignment of a promissory note in the principal amount of $200,000 made by Prism One, Inc. (“Prism One”) to Burshan.  The Prism One note bears interest at the rate of 8% per annum and is payable in full on or about May 22, 2012. It is the Company’s belief that there exists substantial doubt that Prism One will be able to meet its obligations and has fully reserved for this loan.

In October, 2009 NBRN signed a non-binding letter of intent to potentially acquire the assets of Blue Earth Solutions, Inc., (“Blue Earth Solutions”).  In connection therewith, NBRN advanced $100,000 to Blue Earth Solutions.  Management determined as of December 31, 2009 that the deposit was uncollectible and the advance has been reserved as of December 31, 2009.

E. INVESTMENT

In conjunction with the share exchange transaction, the Company has reviewed their Investments held and has valued them at fair value as of March 31, 2010.

Investment Type:	Fair Value at March 31, 2010	Fair Value at December 31, 2009
Common Stock 1,000,000 shares in Blue Earth Solutions, Inc, $0.04/share at 3.31.10 and $0.07/share at 12.31.09	40,000	70,000
Common Stock 375,000 shares in Prism One, $0.25/share at 3.31.10 and $0.17/share at 12.31.09	93,750	63,750
Total Investments Held	133,750	133,750

Fair value of the listed investments was determined by the closing price of the related common stock on March 31, 2010 and December 31, 2001, respectively; as of May 13, 2010 the closing price of the Blue Earth Solutions, Inc. common stock (BESN) was $0.03 and the closing price of Prism One (PMOZ) common stock was $0.09. Management intends to divest both of these investments.  Management views the price decline of the shares of these investments as temporary in nature. However, our investment in both Blue Earth Solutions Inc. and Prism One, Inc. are subject to the specific risks applicable to each of Blue Earth Solutions, Inc and Prism One specifically, and to market risks generally.

F. NOTES PAYABLE

	Balance as of
	March 31, 2010	December 31, 2009

On July 1, 2008, QoVox executed a promissory note in favor of a consultant for $230,605, which represents past-due fees previously included in accounts payable. The note bears interest at the rate of 8% per annum. Payment terms stated therein require monthly installments of $1,000 paid to the consultant the last day of each month commencing July 31, 2008 through December 31, 2008; $2,000 per month starting January 2009 through September 2009; and $3,000 per month thereafter until the remaining balance is paid. QoVox made $3,000 in principal payments during 2008, and $1,000 in February 2009.  QoVox is currently in default on the note, so the principal balance has been reflected as a current liability.  We are currently disputing the balance of the note but have recorded further interest expense of $4,532 during the quarter ended March 31, 2010, which we have included in the Notes Payable balance at March 31, 2010.
	$258,417	$253,885

Total notes payable	$258,417	$253,885

H. STOCK OPTIONS

At  March 31, 2010, the Company had a total of 245,000 options outstanding all of which are fully vested and exercisable.

The Company had options outstanding to three former employees for prior services rendered in the amount of 45,000 common shares.  In addition, during the quarter ended March 31, 2010, the Company entered into a investment consulting agreement, (“Consultant Agreement”) which requires the issuance of: (i) 30,000 shares of stock with a par value of $0.001 on the first of each month, beginning February 1, 2010; (ii)200,000 options at an exercise price of $0.87 per share, such options expire 12 months from the issuance date; (iii) an additional 200,000 options at an exercise price of $0.87 per share upon the signing of an additional 6 month period of the Consultant Agreement.  The Company has the right to terminate the Consultant Agreement with 45 days written notice, at which time the consultants will be entitled to retain 75% of the options that were issued in the latest 6 month period as compensation.

Options Outstanding At March 31, 2010	Options Outstanding At December 31, 2009	Date Options Issued	Date Options Expire	Exercise Price
25,000	25,000	November 23, 2004	January 1, 2013	$5.38
10,000	10,000	June 1, 2005	June 1, 2011	$3.32
10,000	10,000	August 25, 2005	January 1, 2011	$28.25
200,000	0	February 15, 2010	February 14, 2011	$0.87
245,000	45,000	Total Options

I. NET LOSS PER COMMON SHARE

As required by ASC Topic 260 (SFAS No. 128), the following is a reconciliation of the basic and diluted loss per share calculations for the periods presented:

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:

Basic & Diluted EPS

	For the Three Months Ended March 31, 2010	For the Period March 2, 2009 (inception) to March 31,2010
Net loss per share, continuing operations	$(0.01)	$(0.05)
Net earnings (loss) per share, discontinued operations	-	-
Total net loss per share	$(0.01)	$(0.05)
Weighted average common shares outstanding	48,377,073	43,484,562

At March 31, 2010, and December 31, 2009, the Company had 245,000 and 45,000 options outstanding, respectively.  Exercising the options would have an antidilutive effect for existing shareholders. Thus, these options are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.

J. STOCKHOLDERS’ EQUITY

NBRN was initially capitalized in March 2009, and engaged in a private placement in March and April 2009, wherein 40,691,585 shares of its common stock were issued.  Gross proceeds from the offering were $2,469,464.

On July 24, 2009, the Company closed a share exchange transaction with the shareholders of NBRN, pursuant to which NBRN became a wholly-owned subsidiary of the Company and the former shareholders of NBRN became the holders of 90% of the then outstanding shares of the Company’s common stock.  Due to the nature of the transaction, NBRN is considered the accounting acquirer of the combined entity.

On March 5, 2010, the Company engaged in a private placement wherein 316,176 shares of its common stock were issued.  Gross proceeds from the private placement were $268,750.

K. RELATED PARTY TRANSACTIONS

At March 31, 2010 and December 31, 2009, the Company was not indebted to any related parties.

The Company does not own any real property.  The Company utilizes certain office and warehouse space at 13511 Granville Avenue, Clermont, Florida, in a facility leased by Blue Earth Solutions, a company in which certain of the Company’s consultants and their affiliates are shareholders. There is an oral agreement between the two parties that the rent and related expenses are offset by professional services rendered by the Company’s employees. There is no lease for such office and warehouse space and the Company provides Blue Earth Solutions certain services and use of certain personnel in consideration of the Company’s use of the space.  Because the Company does not pay rent for any of the space it currently occupies or uses, it may be removed from such premises at any time.  Currently, Blue Earth pays approximately $6,100 per month for rent for the entire building.  Should the Company be removed from its current space, have rent imposed upon it or otherwise have to lease space for both its warehouse and office needs, there is no assurance that the Company could rent space under terms and rates that will be acceptable or affordable for the Company.

In November 2009, the Company executed an Engagement and Advisory Fee Agreement with JEC Corp. (“JEC”), which is owned by one of our shareholders and the shareholder is related to our consultants.  Pursuant to the agreement, JEC will provide to the Company professional services in identifying and representing the Company with respect to potential future merger and acquisition opportunities to assist the Company in expanding its business.  Upon execution of the agreement, JEC was entitled to receive 500,000 shares of the Company’s common stock, however such shares were not issued and after December 31, 2009 JEC waived the right to receive them.  The Company will also pay to JEC a fee of $20,000 for each letter of intent that the Company executes with a party in connection with a potential merger or acquisition with certain companies identified in the agreement.  In the event that the Company closes a merger or acquisition with any such company, the Company will pay to JEC a fee of $150,000.  This agreement also provides for the reimbursement of reasonable operating expenses, including costs for travel, cost of preparation of documents, reasonable fees and expenses of retained professionals and legal expenses, not to exceed $10,000 without prior consent of the Company.  Since inception of this agreement through March 31, 2010, the Company has paid JEC $60,000.

In November 2009, the Company executed a second Advisory and Management Fee Agreement with JEC pursuant to which JEC would assist the Company in creating and managing NBS.  Upon execution of the agreement, JEC was entitled to receive (a) $100,000, payable 20% upon execution and the balance when NBS is fully operational and (i) achieves a minimum gross revenue of $1,000,000 or (ii) receives funding from outside sources of more than $1,000,000.  JEC was also entitled to receive 100,000 shares of the Company’s common stock or, at JEC’s election, an option exercisable for 100,000 shares of common stock at a nominal exercise price however, the shares and options were not issued and after December 31, 2009, JEC waived the right to receive them.  JEC is further entitled to receive 20% of the net profit derived from transactions for the sale of steel by NBS.  Net profit means the gross proceeds from such transactions less direct transaction expenses incurred in connection therewith.  Such payments shall be made monthly during NBS’ full operational life.   The agreement also provides for the reimbursement of reasonable operating expenses, including costs for travel, cost of preparation of documents, reasonable fees and expenses of retained professionals and legal expenses, not to exceed $10,000 without prior consent of the Company.  Since the inception of this agreement through March 31, 2010, the Company paid JEC $20,000.

Beginning in January, 2010, JEC also receives a monthly consulting fee for ad-hoc projects as deemed necessary by the Company.  During the quarter ended March 31, 2010, the Company paid JEC $40,000.

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

L. ECOWAVE LICENSE AGREEMENT

The Company’s subsidiary, EcoWave, holds an exclusive worldwide, excluding  the Republic of Korea,  use and technology license to patent and technology rights for waste treatment using microwave technology licensed by Kaleida Eco Ventures, Inc., a Delaware corporation (“Kaleida”). EcoWave is required to pay a royalty to Kaleida of a maximum of  $200,000 per installed unit. The license term shall remain in effect for the life of the last-to-expire patents or for 20 years, whichever occurs last.

M. SUBSEQUENT EVENTS

In April, 2010 NBS signed a purchase agreement letter of intent with an international purchaser of steel, (“NBS LOI”).  The NBS LOI calls for NBS to sell steel that is has not yet procured, and there is no guarantee that NBS will be able to procure the quantity or the quality of the steel required in the NBS LOI.  In addition, there are no guarantees that the steel will be available at pricing and terms that management of the Company finds acceptable.  The NBS LOI provides for monthly deliveries of steel to the buyer, and until and unless a final contract is signed, all of terms in the NBS LOI are subject to change.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

EcoWave

EcoWave was acquired on August 14, 2009 by NBRN, our wholly-owned subsidiary, from Kaleida  Eco Ventures, Inc. a Delaware corporation, (“Kaleida”). Kaleida licenses the technology from ARA Technology Co. Ltd, (“ARA”), a Republic of Korea corporation.

EcoWave holds the exclusive worldwide, excluding the Republic of Korea, use and manufacturing license to patents and technology rights for waste treatment using microwave technology licensed by Kaleida.  ARA has sold the technology for use in waste treatment plants located in Republic of Korea.  ARA is currently the sole manufacturer of the equipment which EcoWave is currently is marketing and using commercially best efforts to sell, but EcoWave is not subject to any restrictions or limitations which prevent it from sourcing the manufacturing of the equipment elsewhere.  EcoWave is required to pay a royalty to Kaleida a maximum of $200,000 per installed unit.  The license term shall remain in effect for the life of the last-to-expire patents or for 20 years, whichever occurs last.

It is intended that EcoWave will sell waste treatment equipment into which is incorporated a proprietary process to third parties who will treat waste.  This process dries waste that is generated from the customers business processes. The drying process is capable of reducing the volume of waste by-product by reducing the moisture content, without harming the core properties of the by-product so that it may be either used again, resold, or eliminated depending on the customer needs.  The process that the EcoWave equipment provides is to dry waste from all sources, so EcoWave is not dependant on any geographic or industry-specific market.  Currently, EcoWave is in preliminary discussions with potential customers in various industries including agriculture, mining, resorts, cruise lines and municipalities.

In December, 2009, EcoWave took delivery of the pilot unit necessary to allow EcoWave to facilitate a first hand review of the process and establish small scale residual processing.  In late January 2010 the preliminary tests proved that the EcoWave technology is working and the Company anticipates that EcoWave will start operating in fiscal 2010.

EcoWave has implemented formal agency and distribution agreements to market and sell the equipment.  These agreements provide for commissions based on sales performance.  Since we have no customers, and we have yet to generate revenue, we are not dependent on any one or a few major customers, EcoWave intends to sell this equipment across North America and eventually internationally.

EcoWave will have competition from other waste treatment providers as well as other companies that are using an alternate technology to dry waste.  None of these companies is leading the market and many of the technologies are dependent upon fossil fuels and non eco-friendly methods.  However, each of these companies may have a distinct advantage as they are more seasoned, may have existing marketing and sales distribution channels and may have more readily available access to capital at rates that we may not achieve.

The technology EcoWave uses to treat waste is proprietary. EcoWave has the sole and exclusive sub-license and the exclusive right to manufacture and distribute worldwide, with the exception of the Republic of Korea.

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

On March 8, 2010, NBS formed a wholly-owned subsidiary, Natural Blue International, LLC, a Florida limited liability company (“NBI”), for the purpose of engaging in business with third-party vendors for both the supply and distribution of scrap steel.

PLAN FOR OTHER PRODUCTS AND SERVICE
The Company intends to operate its business primarily through its current subsidiaries, as described above, as well as through entities that may be formed or acquired in the future.  The Company is still in its Development Stage and has not generated any revenues to date and is spending substantially all of its efforts upon strategically deploying our existing capital, raising additional capital and further developing our green technologies so that they will become commercially viable and generate revenue. However, there can be no assurances that capital will be available at terms acceptable to our management, if at all, or that our acquired or developed technologies can achieve profitable operations.

MARKETING PLAN AND SALES STRATEGY
The Company intends to operate its business primarily through its current subsidiaries, as well as through entities that may be formed or acquired in the future.

EcoWave has implemented formal agency and distribution agreements to market and sell the equipment.  These agreements provide for commissions based on sales performance.  Since we have no customers, and we have yet to generate revenue, we are not dependent on any one or a few major customers, EcoWave intends to sell this equipment across North America and eventually internationally.

EcoWave will have competition from other waste treatment providers as well as other companies that are using an alternate technology to dry waste.  None of these companies is leading the market and many of the technologies are dependent upon fossil fuels and non eco-friendly methods.  However, each of these companies may have a distinct advantage as they are more seasoned, may have existing marketing and sales distribution channels and may have more readily available access to capital at rates that we may not achieve.

NBS will continue to rely upon the consultants it has retained to source both suppliers of steel and sales contracts. Since we have no customers and have yet to generate revenue, we are not dependent on any one of a few major customers.  However, it is our intention to utilize NBI in conjunction with these consultants to source opportunistic deals for NBS.

SALES PERSONNEL
As of March31, 2010, we continue to use the services of our executive management to sell our services and products. We have contracted with independent marketing and sales representatives to sell and distribute for EcoWave.  At the current time, we do not need additional sales support; however, should our services and products expand and sales increase, we plan to employ additional regional sales representatives to promote and sell our products and services to governments, companies, and other commercial entities. We intend to provide service and support to our sales representatives, including advertising and sales materials.

GOVERNMENTAL REGULATION
We are unaware of and do not anticipate having to expend significant resources to comply with any non-environmental governmental regulations. We are subject to applicable laws and regulations in the jurisdictions where we will sell our products, which laws and regulations are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.  In general, the collection, recycling, and sale of polystyrene in the United States are not subject to special non-environmentally related regulatory and/or supervisory requirements.

COMPLIANCE WITH ENVIRONMENTAL LAWS
Our business is subject to strict supervision and regulation by state and federal governmental environmental authorities, including  the U.S. Environmental Protection Agency (“EPA”) and state counterparts, which we intent to  comply with, including regulations pertaining to receiving and mixing chemicals.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 1 of the Financial Statements.

RESULTS OF OPERATIONS:
The Company incurred a loss from continuing operations of $693,049 and $2,172,032 for the three months ended March 31, 2010, and for the period March 2, 2009 (inception), through March 31, 2010, respectively.  The major components of these operating losses were as follows:

Expense Category	Total Amount For the Quarter Ended March 31, 2009	Total Amount from March 2, 2009 (inception) to March 31, 2009	Total Amount from March 2, 2009 (inception) to March 31, 2010
Consulting	$276,820	$0	$636,633
Professional Fees	249,650	0	546,545
Salaries, Wages and Benefits	75,732	0	299,366
Bad Debt Expense	0	0	300,000
All Other Expenses	90,847	0	389,488
Total Operating Expenses	$693,049	$0	$2,172,032

As there were no expenses incurred by the Company during the period from inception (March 2, 2009) to the end of the first quarter, March 31, 2009, as the Company was newly formed, comparative analysis for the quarter ending March 31, 2010, to 2009 is not meaningful.

Compared to the quarter ended March 31, 2010, total operating expenses for the period from March 2, 2009 (inception), through March 31, 2010 did include the non-recurring expense of Bad Debt Expense for the reserves made on outstanding notes receivable in the amount of $300,000; however much of the operating expenses were and continue to be incurred by the Company to pay for consultants and professional services.  As the Company has limited employee resources, it is reliant upon consultants and the services of other professionals, notably legal and accounting related, to work with the subsidiaries.  Since the Company is still in its Development Stage, there are no revenues to offset these expenses and the Company has used and continues to use significant amounts of cash while in this stage.  Without additional funding sources, it is likely that the Company will no longer be able to afford these consultant and professional fee expenses which would hamper the Company’s ability to meet its stated business objectives.

LIQUIDITY AND CAPITAL RESOURCES:
Currently, our sources of cash are limited to our current cash reserves.  Cash on hand was $196,858 and $689,899 as of March 31, 2010, and December 31 2009, respectively.  Our current businesses are operating on a negative cash flow basis and we do not have any sources of debt financing available to us.  Our ability to continue to operate our current businesses and to acquire and operate additional businesses in the future will be dependent upon raising capital and generating cash flow from existing businesses.  There are no assurances that we will be successful in raising capital at all, or that any capital available to us will be available on terms and conditions acceptable to us.  There are also no assurances that our existing businesses will be successful in generating cash flow sufficient to sustain them and allow their continued development.  We do not anticipate that we will have access to debt financing under terms acceptable to us in the foreseeable future.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s management, consisting of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 13, 2009, in the General Court of Justice, Superior Court Division, Wake County, North Carolina, Dan Ference, the former Chief Operating Officer of QoVox, brought suit against the Company, QoVox, NetSymphony, Datameg Corporation, and Bank of America.  Mr. Ference contends he is owed unpaid salary in the amount of $302,013.  He denies that he settled this claim but acknowledges receipt of consideration the Company alleges was paid to him in order to settle such claim.  The Company and its subsidiaries have retained North Carolina counsel, and a mediation is scheduled for June, 2010.  The Company and its subsidiaries intend to vigorously defend the claim against them and have filed counterclaims against Mr. Ference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 5, 2010, the Company engaged in a private placement wherein 316,176 shares of its common stock were issued.  Gross proceeds from the private placement were $268,750.  Proceeds from the private placement were used in operations of the Company.

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
___________
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL BLUE RESOURCES, INC.

Date: May 14, 2010	By:	/s/ Toney Anaya
Toney Anaya
Chief Executive Officer