Form 10-Q
period 2010-06-30
NATURAL BLUE RESOURCES, INC.
filed 2010-08-13
CIK 716749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were  50,226,909 shares of common stock issued and outstanding, respectively, as of August 13, 2010.

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

INDEX

Natural Blue Resources, Inc.

Consolidated Financial Statements (unaudited)

As of and for the Six Months Ended June 30, 2010

CONTENTS	Page
Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)	F-2
Consolidated Statements of Operations (unaudited) for the six and three months ended June 30, 2010 and the period from March 2, 2009 (inception) to June 30, 2010	F-3
Consolidated Statements of Changes in Stockholders’ Deficit as June 30, 2010 (unaudited) and December 31, 2009 (audited)	F-4
Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and the period from March 2, 2009 (inception) to June 30, 2010	F-5
Notes to Consolidated Financial Statements (unaudited)	F-5

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Consolidated Balance Sheets

ASSETS
	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$925	$689,899
Note Receivable, net	202,334	150,855
Prepaid Expenses	9,421	2,604
Total Current Assets	212,680	843,358

EQUIPMENT	445,348	463,849

OTHER ASSETS
Investment in available-for-sale securities	43,850	133,750

TOTAL ASSETS	701,878	1,440,957

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	810,011	630,311
Notes payable - current portion	262,949	253,885

Total Current Liabilities	1,072,960	884,196

TOTAL LIABILITIES	1,072,960	884,196

STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value; 493,000,000 shares authorized,
49,601,909 shares issued and outstanding, at June 30, 2010	5,023	4,929
Additional paid-in capital	2,763,220	2,432,065
Unrealized net (loss) on available for sale securities	(490,000)	(401,250)
Accumulated deficit	(2,649,325)	(1,478,983)
Total Stockholders' Equity	(371,082)	556,761

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$701,878	$1,440,957

The accompanying notes are an integral part of the financial statements.

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,		From March 2, 2009 (inception) to
	2010	2009	2010	2009	June 30, 2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

OPERATING EXPENSES

Depreciation expense	$23,332	$-	$23,332	$-	$23,332
General and administrative	450,168	-	1,139,425	-	2,609,627
OPERATING EXPENSES	473,500	-	1,162,757	-	2,632,959

LOSS FROM OPERATIONS	(473,500)	-	(1,162,757)	-	(2,632,959)

OTHER EXPENSE
Interest, net	3,793	-	7,585	-	16,366
Total Other Expense	3,793	-	7,585	-	16,366

(LOSS) BEFORE INCOME TAXES	(477,293)	-	(1,170,342)	-	(2,649,325)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET (LOSS)	$(477,293)	$-	$(1,170,342)	$-	$(2,649,325)

BASIC AND DILUTED:
Net (loss) per common share	$(0.01)	$-	$(0.02)	$-	$(0.06)

Weighted average shares outstanding	49,828,967	-	49,611,797	-	47,336,837

The accompanying notes are an integral part of the financial statements.

Natural Blue Resources, Inc. and Subsidiaries
(A Development Stage Enterprise)
Statement of Stockholders’ Equity
Period from March 2, 2009 (inception) to June 30, 2010

		Common Stock		Additional Paid-in Capital	Comprehensive Items	Deficit Accumulated during Development Stage	Total Stockholders' Equity
		Shares	Amount
Sales of common stock:
April 4, 2009	Initial capitalization	38,226,113	$3,822	$170	$-	$-	$3,991
April 4, 2009	Shares issued to EcoWave	4,000,000	400	400	-	-	800
April 14, 2009	Private placement	2,435,472	247	2,435,228	-	-	2,435,475

	Unrealized gain on available for sale investments	-	-	-	(401,250)	-	(401,250)

July 23, 2009	Recapitalization from Reverse Merger	4,624,148	461	(3,733)	-	-	(3,272)

	Net Loss for the Period -	-	-	-	-	(1,478,983)	(1,478,983)

	Balances at December 31, 2009, (audited)	49,285,733	4,929	2,432,065	(401,250)	(1,478,983)	556,761

March 5, 2010	Private placement	316,176	32	268,717			268,749
May 18 to June 10 2010	Private placement	625,000	62	62,438			62,500

	Unrealized (loss) on available for sale investments				(88,750)		(88,750)

	Net (Loss) for the Period					(477,293)	(477,293)

	Balances at June 30, 2010, (unaudited)	50,226,909	$5,023	$2,763,220	$(490,000)	$(1,956,276)	$321,967

The accompanying notes are an integral part of the financial statements.

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	Six Months Ended June 30,		From March 2, 2009 (inception) to
	2010	2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(1,170,342)	$-	$(2,649,325)
Adjustments to reconcile net loss to net cash
used in operating and other activities:
Depreciation expense	23,332	-	23,332
Sale of investment security	200	-	200
Reserve for notes receivable and advances	-	-	309,065
Changes in operating assets and liabilities:	-	-	-
Increase/(Decrease) in accounts payable and accruals	188,764	-	474,809
(Increase)/Decrease in prepaids	(6,817)	-	(9,421)
Net cash Used by Operating Activities	(964,863)	-	(1,851,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash Acquired in share exchange with Datameg	-	-	135,818
Issuance of note receivable	(50,739)	-	(400,739)
Loss on sale of security held for investment	950	-	950
Advance of funds to Blue Earth Solutions, Inc.	-	-	(100,000)
Increase/(decrease) in interest income	(740)	-	(1,595)
Purchase of equipment	(4,832)	-	(468,681)
Purchase of investments	-	-	(85,000)
Net Cash Used by Investing Activities	(55,361)	-	(919,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from private placement	331,250	-	2,771,512
Net Cash Provided by Financing Activities	331,250	-	2,771,512

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(688,974)	-	925

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	689,899	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$925	$-	$925

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Non Cash impact of Reverse Merger	$-	$-	$3,272

The accompanying notes are an integral part of the financial statements.

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2010
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

As of June 30, 2010, the Company had six direct or indirect wholly-owned subsidiaries:

•	Natural Blue Resources, Inc., a Nevada corporation (“NBRN”);

•	NetSymphony Corporation, an inactive North Carolina corporation(“NetSymphony”),

•	QoVox Corporation, an inactive North Carolina corporation (“QoVox”),

•	EcoWave, LLC a Delaware limited liability company (“EcoWave”); and

•	Natural Blue Steel, Inc., a Delaware corporation (“NBS”) and its wholly owned subsidiary Natural Blue International, LLC, a Florida limited liability company.
•	Natural Blue International, LLC, a Florida limited liability company.

In addition, the Company owns 40% of the equity interests of CASCommunications, Inc., an inactive Florida corporation.

On March 8, 2010 NBS formed a wholly-owned subsidiary, Natural Blue International, LLC, (“NBI”) a Florida limited liability company (“NBI”), for the purpose of engaging in business with third-party vendors for both the supply and distribution of scrap steel. NBI has not had any activity since it’s inception.

These consolidated financial statements reflect the consolidated financial statements of the Company, NBRN, NetSymphony, QoVox, Eco Wave, NBS and CASCommunications.  In accordance with ASC Topic 810 (FIN 46R), the Company continues to consolidate CASCommunications, as it expects to continue to absorb a majority of CASCommunications’ losses which were zero during the six month period..

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2010

NBRN is currently engaged in the business of exploring, acquiring and developing various interrelated “green” businesses, including waste stream recycling, plastic and steel recycling, and a “print responsibly” business segment (currently put on hold) that will, whenever possible, use recycled printing processes both online and in the traditional print process. NBRN is also exploring entering into the robust and eco-friendly business of energy management.  Going forward, NBRN generally intends to acquire, develop and operate businesses that generally have existing earnings and quality, knowledgeable management in place, and that utilize proprietary state-of-the-art technology.

Natural Blue Resources Nevada and Natural Blue Resources Delaware were merged on July 24, 2009. As the Company was newly formed, comparative analysis for the period ending June 30, 2010 to 2009 is not meaningful.

The Company operates under the name of Natural Blue Resources, Inc. and trades under the symbol NTUR on the OTCBB.

B. GOING CONCERN; OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  At June 30, 2010, we had negative working capital as current liabilities exceeded current assets by $860,280; we had a loss from operations for the six, three months and inception (March 2, 2009) to date ended June 30, 2010 of $1,170,342, $470,293 and $2,649,325 respectively. During the six months ended June 30, 2010 we have used $964,863 in operating cash flow and for the period from inception, March 2, 2009 through June 30, 2010 we have used $1,851,539 in operating cash flow. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to define and achieve its business objectives and the success of its future operations.  We are currently in our development stage and, accordingly, we have not generated revenue. The conditions and negative trends described above raise substantial doubt about our ability to continue as a going concern.

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

C. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:
The accompanying consolidated financial statements present the consolidated financial statements on the basis that NBRN is the accounting acquirer in the share exchange transaction with the Company.   The consolidation of the financial statements includes the wholly-owned subsidiaries,  Natural Blue Resources Natural Blue Steel, QoVox, NetSymphony, and Eco Wave.  In addition, the financial statements of the Company have been consolidated into the NBRN financial statements.  All intercompany transactions and balances have been eliminated in the consolidation.

Basis of Accounting:
The accounts of the Company are maintained on the accrual basis of accounting whereby revenue is recognized when earned, and matching costs and expenses are recognized when identified.

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2010

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

Cash:
Cash is maintained with a major financial institution in the United States. Deposits may exceed the amount of insurance provided on such deposits. Cash equivalents with an original maturity of three months or less are considered to be cash equivalents.  The Company does not have any cash equivalents at June 30, 2010.

Prepaid Expenses:
The Company pays certain expenses, notably insurance, in advance of the insured year and expenses the related portion each reporting period.

Equipment:
Equipment consists of the microwave based technology and the trailer to transport the equipment for EcoWave.  The equipment was successfully tested during the quarter ended March 31, 2010 and was put into operations this quarter. The equipment is being depreciated over five years.

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

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2010

Fair value estimates discussed herein are based upon certain market assumption and pertinent information available to management as of June 30, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts receivable, accounts payable and accrued expenses.  The fair value of the Company’s note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different than its stated value.

Investments:
Our investments consist of common stock of publicly traded companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at June 30, 2010 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing traded stock price on June 30, 2010.  We base the cost of the investment sold on the specific identification method using market rates.

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

Capital Structure:
The Company’s voting common stock is comprised of 50,226,909 and 49,285,733 shares issued and outstanding, as of June 30, 2010 and December 31, 2009, respectively.  The Company has authorized 493,000,000 shares of common stock with par value of $.0001 per share.

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2010

Revenue Recognition:
The Company did not recognize any revenue during the six month period ended June 30, 2010 or during the period from March 2, 2009 (inception) to June 30, 2010.

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

Loss Per Common Share:
The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. The Company also considers the potential effects of the exercise of options and warrants outstanding during the reporting period. At June 30, 2010, the Company had options outstanding to employees and vendors of the Company to acquire 245,000 common shares. Exercising the options would have an antidilutive effect for existing shareholders. Thus, these options are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2010

Recently Issued Accounting Pronouncements:

In July, 2010 the FASB has issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The Update will improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables. The Update requires companies to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. Short-term accounts receivables, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from the Update. The Company adopted ASU 2010-20 on July 21, 2010, which had no material impact on the financial statements.

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

D. NOTE RECEIVABLE
On September 15, 2009, the Company entered into a letter of intent to purchase the assets of On Demand Color Group, LLC and certain of its affiliates (“On Demand”). In accordance with the letter of intent the Company made a loan to On Demand in the principal amount of $150,000 which accrues interest at a rate of 2% per annum.  Such loan is evidenced by a promissory note dated September 16, 2009.  The Company has made a second loan to On Demand and its affiliates in the amount of $50,000 which also bears interest rate of 2% per annum.  The non-binding letter of intent contains various provisions that the Company and the Seller must comply with before the transaction can close.  These amounts, along with the accrued interest income thereon, are reflected as a Note Receivable on the balance sheet. No closing on the potential purchase of the assets of On Demand has occurred and discussions have been put on hold.

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

In October, 2009 NBRN signed a non-binding letter of intent to potentially acquire the assets of Blue Earth Solutions, Inc.  In connection therewith, NBRN advanced $100,000 to Blue Earth Solutions, Inc.  Management determined as of December 31, 2009 that the deposit was uncollectible and the advance has been reserved as of December 31, 2009. BESN has been providing services and facilities to NBRN.

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2010

E. INVESTMENT
In conjunction with the share exchange transaction, the Company has reviewed their Investments held and has valued them at fair value as of June 30, 2010.

Investment Type:	Fair Value at June 30, 2010	Fair Value at December 31, 2009
Common Stock 1,000,000 shares in Blue Earth Solutions, Inc, $0.03/share at 6.30.10 and $0.07/share at 12.31.09	30,000	70,000
Common Stock 370,000 shares at 06.30.10 and 375,000 shares at 12.31.09 in Prism One , $0.04/share at 6.30.10 and $0.17/share at 12.31.09	13,850	63,750
Total Investments Held	43,850	133,750

Fair value of the listed investments was determined by the closing price of the related common stock on June 30, 2010 and December 31, 2001, respectively; as of August 13, 2010 the closing price of the Blue Earth Solutions, Inc. common stock (BESN) was $0.01 and the closing price of Prism One (PMOZ) common stock was $0.02. Management intends to divest both of these investments.  Management views the price decline of the shares of these investments as temporary in nature. However, our investment in both Blue Earth Solutions Inc., and Prism One, Inc. are subject to the specific risks applicable to each of Blue Earth Solutions, Inc and Prism One specifically, and to market risks generally.

F. NOTES PAYABLE

	Balance as of
	June 30, 2010	December 31, 2009

On July 1, 2008, QoVox executed a promissory note in favor of a consultant for $230,605, which represents past-due fees previously included in accounts payable. The note bears interest at the rate of 8% per annum. Payment terms stated therein require monthly installments of $1,000 paid to the consultant the last day of each month commencing July 31, 2008 through December 31, 2008; $2,000 per month starting January 2009 through September 2009; and $3,000 per month thereafter until the remaining balance is paid. QoVox made $3,000 in principal payments during 2008, and $1,000 in February 2009.  QoVox is currently in default on the note, so the principal balance has been reflected as a current liability.  We are currently disputing the balance of the note but have recorded further interest expense of $4,532 during the quarter ended June 30, 2010, which we have included in the Notes Payable balance at June 30, 2010.
	$262,949	$253,885

Total notes payable	$262,949	$253,885

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2010

H. STOCK OPTIONS
At  June 30, 2010, the Company had a total of 245,000 options outstanding all of which are fully vested and exercisable.

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

Options Outstanding At 3.31.10	Options Outstanding At 12.31.09	Date Options Issued	Date Options Expire	Exercise Price
25,000	25,000	November 23, 2004	January 1, 2013	$5.38
10,000	10,000	June 1, 2005	June 1, 2011	$3.32
10,000	10,000	August 25, 2005	January 1, 2011	$28.25
200,000	0	February 15, 2010	February 14, 2011	$0.87
245,000	45,000	Total Options

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2010

I. NET LOSS PER COMMON SHARE
As required by ASC Topic 260 (SFAS No. 128), the following is a reconciliation of the basic and diluted loss per share calculations for the periods presented:

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:

	For the Six Months Ended June 30, 2010	For the Three Months Ended June 30, 2010	For the Period March 2, 2009 (inception) to June
Basic & Diluted EPS
Net loss per share, continuing operations	$(0.02)	$(0.01)	$(0.06)
Net earnings (loss) per share, discontinued operations	-	-	-
Total net loss per share	$(0.02)	$(0.01)	$(0.06)
Weighted average common shares outstanding	49,611,797	49,828,967	47,336,837

At June 30, 2010 and December 31, 2009, the Company had 245,000 and 45,000 options outstanding, respectively. Exercising the options would have an antidilutive effect for existing shareholders. Thus, these options are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2010

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

From May 18 to June 10, 2010, the Company engaged in a private placement wherein 625,000 shares of its common stock were issued.  Gross proceeds from the private placement were $62,500.

K. RELATED PARTY TRANSACTIONS
At June 30, 2010 and December 31, 2009, the Company was not indebted to any related parties.

The Company does not own any real property.  The Company utilizes certain office and warehouse space at 13511 Granville Avenue, Clermont, Florida, in a facility owned by Blue Earth Solutions, Inc. (“Blue Earth”), a company in which certain of the Company’s consultants and their affiliates are shareholders. There is a verbal agreement between the two parties that the rent and related expenses are offset by professional services rendered by the Company’s employees. There is no lease for such office and warehouse space and the Company provides Blue Earth Solutions certain services and use of certain personnel in consideration of the Company’s use of the space.  Because the Company does not pay rent for any of the space it currently occupies or uses, it may be removed from such premises at any time. Should the Company be removed from its current space, have rent imposed upon it or otherwise have to lease space for both its warehouse and office needs, there is no assurance that the Company could rent space under terms and rates that will be acceptable or affordable for the Company.

In November 2009, the Company executed an Engagement and Advisory Fee Agreement with JEC Corp. (“JEC”), which is owned by one of our shareholders and the shareholder is related to our consultants.  Pursuant to the agreement, JEC will provide to the Company professional services in identifying and representing the Company with respect to potential future merger and acquisition opportunities to assist the Company in expanding its business.  Upon execution of the agreement, JEC was entitled to receive 500,000 shares of the Company’s common stock, however, were not issued and after December 31, 2009 JEC waived the right to receive them.  The Company will also pay to JEC a fee of $20,000 for each letter of intent that the Company executes with a party in connection with a potential merger or acquisition with certain companies identified in the agreement.  In the event that the Company closes a merger or acquisition with any such company, the Company will pay to JEC a fee of $150,000.  This agreement also provides for the reimbursement of reasonable operating expenses, including costs for travel, cost of preparation of documents, reasonable fees and expenses of retained professionals and legal expenses, not to exceed $10,000 without prior consent of the Company.  Since inception of this agreement through June 30, 2010, the Company has paid JEC $60,000.

NATURAL BLUE RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the Six Months Ended June 30, 2010

In November 2009, the Company executed a second Advisory and Management Fee Agreement with JEC pursuant to which JEC would assist the Company in creating and managing NBS.  Upon execution of the agreement, JEC was entitled to receive (a) $100,000, payable 20% upon execution and the balance when NBS is fully operational and (i) achieves minimum gross revenue of $1,000,000 or (ii) receives funding from outside sources of more than $1,000,000.  JEC was also entitled to receive  100,000 shares of the Company’s common stock or, at JEC’s election, an option exercisable for 100,000 shares of common stock at a nominal exercise price however, the shares and options were not issued and after December 31, 2009 JEC waived the right to receive them.  JEC is further entitled to receive 20% of  the net profit derived from transactions for the sale of steel by NBS.  Net profit means the gross proceeds from such transactions less direct transaction expenses incurred in connection therewith.  Such payments shall be made monthly during NBS’ full operational life.   The agreement also provides for the reimbursement of reasonable operating expenses, including costs for travel, cost of preparation of documents, reasonable fees and expenses of retained professionals and legal expenses, not to exceed $10,000 without prior consent of the Company.  Since the inception of this agreement through June 30, 2010, the Company paid JEC $20,000

Beginning in January, 2010, JEC also receives a monthly consulting fee for ad-hoc projects as deemed necessary by the Company.  During the quarter ended June 30, 2010, the Company paid JEC $52,000.

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

M. SUBSEQUENT EVENTS
There were no subsequent events during this period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The Company intends to operate its business primarily through its current subsidiaries, as described below, as well as entities that may be formed or acquired in the future.

NBRN is a development stage company currently engaged in the business of exploring, acquiring and developing various interrelated “green” businesses, including waste stream recycling, plastic and steel recycling, and a “print responsibly” business segment (currently put on hold) that will, whenever possible, use recycled printing processes both online and in the traditional print process. NBRN is also exploring entering into the robust and eco-friendly business of energy management.  NBRN generally intends to acquire, develop and operate businesses that generally have existing earnings and quality, knowledgeable management in place and that utilize proprietary, state-of-the-art technology. NBRN intends to develop these businesses into an interrelated, environmentally friendly company.

CasCommunications
CasCommunications is an inactive Florida corporation.  We own 40% of the outstanding common stock of CasCommunications.  CasCommunications did not generate any revenue or expense for the fiscal year ended December 31, 2009 or the six months ended June 30, 2010. The Company is exploring options related to CasCommunications, but has ceased any further investment in this company.

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

As NBS was recently formed, it has no suppliers or customers and is not reliant on any supplier, customer or market.  Currently, the Company is still developing its business plan for NBS which would include the sales and marketing strategy, potential financing options and an evaluation of the impact of environmental regulations pertaining to recycled steel as well as the impact of any local, state or federal regulations. The Company intends to contract with certain entities to provide steel and other ferrous products for its potential customers. Currently several agreements are under negotiation and may or may not result in final contracts. If final contracts are signed there can be no assurance that the Company can obtain the necessary financing to proceed with its planned contract activities.

Currently, NBS has no employees and the Company is using outside consultants to help NBS devise and implement its business plan and strategy.  The Company has entered into an agreement on October 26, 2009 with two separate entities to identify and procure recycled steel on behalf of and to manage the business of NBS (“Steel Management Contract”).  Pursuant to the Steel Management Contract, the Company shall pay to the principals of the counterparties on a monthly basis, the amount of $15,000 or 10% of the net operating profit of NBS, whichever is greater.  In addition, should NBS achieve certain production and profit levels derived from the Steel Management Contract, the Company shall pay a bonus of 100,000 shares of the Company’s common stock for each month over a 16 month period that the target production and profit levels are achieved.  The Company also agreed to reimburse the principals of the Steel Management Contract for travel and other organizational expenses as incurred. These agreements are currently on hold and subject to further negotiation.

On March 8, 2010 NBS formed a wholly-owned subsidiary, Natural Blue International, LLC, a Florida limited liability company (“NBI”), for the purpose of engaging in business with third-party vendors for both the supply and distribution of scrap steel.

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

MARKETING PLAN AND SALES STRATEGY
The Company intends to operate its business primarily through its current subsidiaries, as well as entities that may be formed or acquired in the future.

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

SALES PERSONNEL
As of June 30, 2010, we continue to use the services of our executive management to sell our services and products. We have contracted with independent marketing and sales representatives to sell and distribute for EcoWave.  At the current time, we do not need additional sales support; however, should our services and products expand and sales increase, we plan to employ additional regional sales representatives to promote and sell our products and services to governments, companies, and other commercial entities. We intend to provide service and support to our sales representatives, including advertising and sales materials.

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

RESULTS OF OPERATIONS:
The Company incurred a loss from continuing operations of $1,170,342, $453,960 and $2,625,993 for the six and three months ended June 30, 2010 and for the period March 2, 2009 (inception) through June 30, 2010, respectively.  The major components of these operating losses were as follows:

			Total Amount
	Total Amount	Total Amount	from March 2, 2009
	For the Six Months Ended	For the Three Months Ended	(inception)
	June 30, 2010	June 30, 2010	to June 30, 2010
Expense Category
Consulting	462,585	185,765	822,398
Professional Fees	355,459	105,809	652,354
Salaries and Wages	158,809	83,077	382,443
Bad Debt Expense	-	-	300,000
Depreciation	23,332	23,332	23,332
Travel	78,521	48,215	118,193
All Other Expenses	84,051	3,970	310,907
Total Operating Expenses	1,162,757	450,168	2,609,627

The company’s Natural Blue Resources Nevada and Natural Blue Resources Delaware were merged on July 24, 2009. As the Company was newly formed, comparative analysis for the period ending June 30, 2010 to 2009 is not meaningful.

 Total operating expenses for the period from March 2, 2009 (inception) through June 30, 2010 did include the non-recurring expense of Bad Debt Expense for the reserves made on outstanding notes receivable in the amount of $300,000.  During the quarter ended June 30, 2010. EcoWave began depreciating its demonstration equipment and recorded depreciation expense of $23,332. Most of the operating expenses incurred by the Company has been and is expected to remain for the near future for consultants and professional services.  As the Company has limited employee resources, it is reliant upon consultants and the services of other professionals, notably legal and accounting related, to work with the subsidiaries.  Since the Company is still in its Development Stage, there are no revenues to offset these expenses and the Company has used and continues to use significant amounts of cash while in this stage.   Without additional funding sources, it is likely that the Company will no longer be able to afford these consultant and professional fee expenses which would hamper the Company’s ability to meet its stated business objectives.

LIQUIDITY AND CAPITAL RESOURCES:
Currently, our sources of cash are limited to our current cash reserves.  Cash on hand was $925 and $689,899 as of June 30, 2010 and December 31 2009, respectively.  Our current businesses are operating on a negative cash flow basis and we do not have any sources of debt financing available to us.  Our ability to continue to operate our current businesses and to acquire and operate additional businesses in the future will be dependent upon raising capital and generating cash flow from existing businesses.  There are no assurances that we will be successful in raising capital at all, or that any capital available to us will be available on terms and conditions acceptable to us.  There are also no assurances that our existing businesses will be successful in generating cash flow sufficient to sustain them and allow their continued development.  We do not anticipate that we will have access to debt financing under terms acceptable to us in the foreseeable future.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s management, consisting of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 13, 2009 in the General Court of Justice, Superior Court Division, Wake County, North Carolina, Dan Ference, the former Chief Operating Officer of QoVox, brought suit against the Company, QoVox, NetSymphony, Datameg Corporation, and Bank of America. Mr. Ference contends he is owed unpaid salary in the amount of $302,013.  He denies that he settled this claim but acknowledges receipt of consideration the Company alleges was paid to him in order to settle such claim. The Company and its subsidiaries have retained North Carolina counsel.  The Company and its subsidiaries intend to vigorously defend the claim against them and have filed counterclaims against Mr. Ference.  On July 12, 2010, FIA Card Services and Bank of America Corporation filed a cross claim against the Company for $42,740.30 for credit card balances in the name of Qovox.  The Company denies that these obligations belong to the Company.

On February 19, 2010, in the General Court of Justice, Superior Court Division, Wake County, North Carolina, Francis Noser, a former employee of QoVox, brought suit against the Company and QoVox. Mr. Noser contends he is owed $230,605.36 plus interest under a promissory note from QoVox.  The Company and QoVox have retained North Carolina counsel.  The Company intend to vigorously defend the claim against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 5, 2010, the Company engaged in a private placement wherein 316,176 shares of its common stock were issued.  Gross proceeds from the private placement were $268,750.

From May 18 to June 10, 2010, the Company engaged in a private placement wherein 625,000 shares of its common stock were issued.  Gross proceeds from th private placement w $62,500.

The offer and sale of common stock was made without public solicitation or advertising to a limited number of persons and therefore was exempt from registration under Section 4(2) of the Securities Act of 1933. No underwriter was involved.

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

NATURAL BLUE RESOURCES, INC.

Date: August 13, 2010	By:	/s/ Toney Anaya
Toney Anaya
Chief Executive Officer