Form 10-Q
period 2010-09-30
NATURAL BLUE RESOURCES, INC.
filed 2010-11-22
CIK 716749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number 000-12493

NATURAL BLUE RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

Delaware

13-3134389

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification Number)

200 W. De Vargas Street, Suite 7, Santa Fe, New Mexico

87501

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

There were  54,521,909 shares of common stock issued and outstanding, respectively, as of November 13, 2010.

TABLE OF CONTENTS

Part I - Financial Information

Page

Item 1.

Consolidated Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Result of Operations

4

Item 4T.

Controls and Procedures

8

Part II - Other Information

Item 1.

Legal Proceedings

9

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

9

Item 6.

Exhibits and Reports on form 8-K

10

Signatures

11

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

3

INDEX

Natural Blue Resources, Inc.

Consolidated Financial Statements (unaudited)

As of and for the Nine Months Ended September 30, 2010

 TABLE OF CONTENTS

CONTENTS

Page

Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009

F-2

Consolidated Statements of Operations (unaudited) for the nine and three months ended September 30, 2010 and the period from March 2, 2009 (inception) to September 30, 2010

F-3

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and the period from March 2, 2009 (inception) to September 30, 2010

F-4

Notes to Consolidated Financial Statements (unaudited)

F-5

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Consolidated Balance Sheets

September 30,

December 31,

ASSETS

2010

2009

(unaudited)

CURRENT ASSETS

Cash

$

20,880

$

689,899

Note Receivable, net

203,324

150,855

Prepaid Expenses

516

2,604

Total Current Assets

224,720

843,358

EQUIPMENT

422,015

463,849

OTHER ASSETS

Investment in available-for-sale securities

13,750

133,750

TOTAL ASSETS

$

660,485

$

1,440,957

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses

887,352

630,311

Notes payable - current portion

317,869

253,885

Total Current Liabilities

1,205,221

884,196

TOTAL LIABILITIES

1,205,221

884,196

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock, $0.0001 par value; 493,000,000 shares

authorized, 54,521,909 and 49,385,733 shares issued

 and outstanding, respectively

$

5,453

$

4,929

Additional paid-in capital

3,192,290

2,432,065

Unrealized net (loss) on available for sale securities

(520,100)

(401,250)

Accumulated deficit

(3,222,379)

(1,478,983)

Total Stockholders' Equity (Deficit)

(544,736)

556,761

TOTAL LIABILITIES AND

   STOCKHOLDER'S EQUITY (DEFICIT)

$

660,485

$

1,440,957

The accompanying notes are an integral part of the financial statements.

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Consolidated Statements of Operations

From

March 2,

2009

(inception)

to

Three Months Ended

Nine Months Ended

September  30,

September 30,

September 30,

2010

2009

2010

2009

2010

(unaudited)

(unaudited)

(unaudited)

(unaudited)

(unaudited)

OPERATING EXPENSES

Depreciation expense

$

23,332

$

--

$

46,664

$

--

$

46,664

General and administrative

545,790

401,529

1,685,216

593,984

3,155,418

OPERATING EXPENSES

569,122

401,529

1,731,880

--

3,202,082

LOSS FROM OPERATIONS

(569,122)

(401,529)

(1,731,880)

(593,984)

(3,202,082)

OTHER EXPENSE

Interest, net

(3,931)

5,862

(11,516)

5,862

(20,297)

Total Other Expense

(3,931)

5,862

(11,516)

5,862

(20,297)

(LOSS) BEFORE INCOME TAXES

(573,053)

(395,667)

(1,743,396)

(599,846)

(3,222,379)

PROVISION FOR INCOME TAXES

--

--

--

--

--

NET (LOSS)

$

(573,053)

$

(395,667)

$

(1,743,396)

$

(599,846)

$

(3,222,379)

BASIC AND DILUTED:

Net (loss) per common share

$

(0.01)

$

(0.01)

$

(0.03)

$

(0.02)

Weighted average shares outstanding

53,564,626

47,999,359

50,942,872

41,050,298

The accompanying notes are an integral part of the financial statements.

NATURAL BLUE RESOURCES, INC. AND SUBSIDIARIES

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

From

March 2,

2009

Nine Months Ended

(inception) to

September 30,

September 30,

2010

2009

2010

(Unaudited)

(Unaudited)

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)

$

(1,743,396

$

(599,846)

$

(3,222,379)

Adjustments to reconcile net loss to net cash used

  in operating and other activities:

Depreciation expense

46,664

--

46,664

Sale of investment security

200

--

200

Reserve for notes receivable and advances

--

205,742

309,065

Changes in operating assets and liabilities:

Increase/(Decrease) in accounts payable and accruals

321,026

34,289

607,071

(Increase)/Decrease in prepaids

2,088

(3,635)

(515)

Net Cash Used by Operating Activities

(1,373,418)

(363,450)

(2,259,895)

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash Acquired in share exchange with Datameg

--

23,479

135,818

Issuance of note receivable

(51,729)

(150,000)

(401,729)

Loss on sale of security held for investment

950

--

950

Advance of funds to Blue Earth Solutions, Inc.

--

--

(100,000)

Increase (decrease) in interest income

(740)

--

(1,595)

Purchase of equipment

(4,832)

(400,000)

(468,681)

Purchase of investments

--

(285,000)

(85,000)

Net Cash Used by Investing Activities

(56,351)

(811,521)

(920,237)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of  stock for services

425,500

--

425,500

Proceeds from private placement

335,250

2,470,264

2,775,512

Net Cash Provided by Financing Activities

760,750

2,470,264

3,201,012

NET INCREASE (DECREASE) IN CASH AND

  CASH EQUIVALENTS

(669,019)

1,295,293

20,880

CASH AND CASH EQUIVALENTS,

  BEGINNING OF PERIOD

689,899

--

--

CASH AND CASH EQUIVALENTS, END OF PERIOD

$

20,880

$

1,295,293

$

20,880

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Non Cash impact of Reverse Merger

$

--

$

29,443

$

3,272

The accompanying notes are an integral part of the financial statements.

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine Months Ended September 30, 2010

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

As of September 30, 2010, the Company had six direct or indirect wholly-owned subsidiaries:

•

Natural Blue Resources, Inc., a Nevada corporation ("NBRN");

•

NetSymphony Corporation, an inactive North Carolina corporation ("NetSymphony"),

•

QoVox Corporation, an inactive North Carolina corporation ("QoVox"),

•

EcoWave, LLC, a Delaware limited liability company ("EcoWave"), and

•

Natural Blue Steel, Inc., a Delaware corporation ("NBS") and its wholly owned subsidiary Natural Blue International, LLC, a Florida limited liability company.

•

Natural Blue International, LLC., a Florida limited liability company.

In addition, the Company owns 40% of the equity interests of CASCommunications, Inc., an inactive Florida corporation.

On March 8, 2010 NBS formed a wholly-owned subsidiary, Natural Blue International, LLC, (“NBI”) a Florida limited liability company (“NBI”), for the purpose of engaging in business with third-party vendors for both the supply and distribution of scrap steel. NBI has not had any activity since its inception.

These consolidated financial statements reflect the consolidated financial statements of the Company, NBRN, NetSymphony, QoVox, Eco Wave, NBS and CASCommunications.  In accordance with ASC Topic 810 (FIN 46R), the Company continues to consolidate CASCommunications, as it expects to continue to absorb a majority of CASCommunications’ losses which were zero during the nine month period..

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine Months Ended September 30, 2010

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

Natural Blue Resources Nevada and Natural Blue Resources Delaware were merged on July 24, 2009. As the Company was newly formed, comparative analysis for the period ending September 30, 2010 to 2009 is not meaningful.

The Company operates under the name of Natural Blue Resources, Inc. and trades under the symbol NTUR on the OTCBB.

B. GOING CONCERN; OPERATING LOSSES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  At September 30, 2010, we had negative working capital as current liabilities exceeded current assets by $980,501; we had a loss from operations for the nine and three months and inception (March 2, 2009) to date ended September 30, 2010 of $593,984, $1,731,880  and $3,202,082 respectively. During the nine months ended September 30, 2010 we have used $1,373,478 in operating cash flow and for the period from inception, March 2, 2009 through September 30, 2010 we have used $2,259,895 in operating cash flow. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to define and achieve its business objectives and the success of its future operations.  We are currently in our development stage and, accordingly, we have not generated revenue. The conditions and negative trends described above raise substantial doubt about our ability to continue as a going concern.

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

As of and for the Nine Months Ended September 30, 2010

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

Cash:

Cash is maintained with a major financial institution in the United States. Deposits may exceed the amount of insurance provided on such deposits. Cash equivalents with an original maturity of three months or less are considered to be cash equivalents.  The Company does not have any cash equivalents at September 30, 2010.

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

Fair Value of Financial Instruments:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

•

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

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

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine Months Ended September 30, 2010

Fair value estimates discussed herein are based upon certain market assumption and pertinent information available to management as of September 30, 2010.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts receivable, accounts payable and accrued expenses.  The fair value of the Company’s note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different than its stated value.

Investments:

Our investments consist of common stock of publicly traded companies and are valued based on the closing stock price. We account for our investments in accordance with ASC Topic 320, Investments. We have designated our investments at September 30, 2010 as available-for-sale and reported these investments at fair value, with unrealized gains and losses recorded in other comprehensive income (loss). We determined the fair value of these investments based on the closing traded stock price on September 30, 2010.  We base the cost of the investment sold on the specific identification method using market rates.

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

Capital Structure:

The Company’s voting common stock is comprised of 54,521,909 and 49,285,733 shares issued and outstanding, as of September 30, 2010 and December 31, 2009, respectively.  The Company has authorized 493,000,000 shares of common stock with par value of $.0001 per share.

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine Months Ended September 30, 2010

Revenue Recognition:

The Company did not recognize any revenue during the six month period ended September 30, 2010 or during the period from March 2, 2009 (inception) to September 30, 2010.

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

Loss Per Common Share:

The Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. The Company also considers the potential effects of the exercise of options and warrants outstanding during the reporting period. At September 30, 2010, the Company had options outstanding to employees and vendors of the Company to acquire 245,000 common shares. Exercising the options would have an antidilutive effect for existing shareholders. Thus, these options are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine Months Ended September 30, 2010

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

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine Months Ended September 30, 2010

E. INVESTMENT

In conjunction with the share exchange transaction, the Company has reviewed their Investments held and has valued them at fair value as of September 30, 2010.

Fair Value

Fair Value

at September 30,

at December 31,

Investment Type:

2010

2009

Common stock, 1,000,000 shares in Blue Earth Solutions, Inc.,

$0.01/share at 9.30.10 and $0.07/share at 12.31.09

10,000

70,000

Common Stock 370,000 shares at 09.30.10 and 375,000 shares

at 12.31.09 in Prism One , $0.01/share at 9.30.10 and $0.17/share at 12.31.09

3,750

63,750

Total Investments Held

13,750

133,750

Fair value of the listed investments was determined by the closing price of the related common stock on September 30, 2010 and December 31, 2001, respectively; as of November 14, 2010 the closing price of the Blue Earth Solutions, Inc. common stock (BESN) was $0.01 and the closing price of Prism One (PMOZ) common stock was $0.01. Management intends to divest both of these investments.  Management views the price decline of the shares of these investments as temporary in nature. However, our investment in both Blue Earth Solutions Inc., and Prism One, Inc. are subject to the specific risks applicable to each of Blue Earth Solutions, Inc and Prism One specifically, and to market risks generally.

F. NOTES PAYABLE

Balances

as of

September 30,

December 31,

2010

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

QoVox is currently in default on the note, so the principal balance has been reflected as a current liability.  We are currently disputing the balance of the note but have recorded further interest expense of $4,532 during the quarter ended September 30, 2010, which we have included in the Notes Payable balance at September 30, 2010.

$

267,481$

253,885

Note payable to Nonlinear, dated September 2010, due December

16, 2010, with interest at 40% (Note M)

50,388

--

Total notes payable

$

317,869

$

253,885

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine Months Ended September 30, 2010

H. STOCK OPTIONS

At  September 30, 2010, the Company had a total of 245,000 options outstanding all of which are fully vested and exercisable.

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

Options

Options

Outstanding

Outstanding

Exercise

at 9.30.10

at 12.31.09

Date Options Issued

Date Options Expire

Price

25,000

25,000

November 23, 2004

January 1, 2013

$

5.38

10,000

10,000

September 1, 2005

September 1, 2011

$

3.32

10,000

10,000

August 25, 2005

January 1, 2011

$

28.25

200,000

0

February 15, 2010

February 14, 2011

$

0.87

245,000

45,000

Total Options

I. NET LOSS PER COMMON SHARE

As required by ASC Topic 260 (SFAS No. 128), the following is a reconciliation of the basic and diluted loss per share calculations for the periods presented:

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:

For the Three

For the Nine

For the Three

Months Ended

Months Ended

September 30,

September 30,

2010

2010

Basic & Diluted EPS

Net loss per share, continuing operations

$

(0.03)

$

(0.01)

$

Net earnings (loss) per share, discontinued operations

--

--

Total net loss per share

$

(0.03)

$

(0.01)

$

Weighted average common shares outstanding

50,942,872

53,942,872

At September 30, 2010 and December 31, 2009, the Company had 245,000 and 45,000 options outstanding, respectively. Exercising the options would have an antidilutive effect for existing shareholders. Thus, these options are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal.

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine Months Ended September 30, 2010

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

From May 18 to September 10, 2010, the Company engaged in a private placement wherein 625,000 shares of its common stock were issued.  Gross proceeds from the private placement were $62,500.

K. RELATED PARTY TRANSACTIONS

At September 30, 2010 and December 31, 2009, the Company was not indebted to any related parties.

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

In November 2009, the Company executed an Engagement and Advisory Fee Agreement with JEC Corp. (“JEC”), which is owned by one of our shareholders and the shareholder is related to our consultants.  Pursuant to the agreement, JEC will provide to the Company professional services in identifying and representing the Company with respect to potential future merger and acquisition opportunities to assist the Company in expanding its business.  Upon execution of the agreement, JEC was entitled to receive 500,000 shares of the Company’s common stock, however, were not issued and after December 31, 2009 JEC waived the right to receive them.  The Company will also pay to JEC a fee of $20,000 for each letter of intent that the Company executes with a party in connection with a potential merger or acquisition with certain companies identified in the agreement.  In the event that the Company closes a merger or acquisition with any such company, the Company will pay to JEC a fee of $150,000.  This agreement also provides for the reimbursement of reasonable operating expenses, including costs for travel, cost of preparation of documents, reasonable fees and expenses of retained professionals and legal expenses, not to exceed $10,000 without prior consent of the Company.  Since inception of this agreement through September 30, 2010, the Company has paid JEC $60,000.

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine Months Ended September 30, 2010

In November 2009, the Company executed a second Advisory and Management Fee Agreement with JEC pursuant to which JEC would assist the Company in creating and managing NBS.  Upon execution of the agreement, JEC was entitled to receive (a) $100,000, payable 20% upon execution and the balance when NBS is fully operational and (i) achieves minimum gross revenue of $1,000,000 or (ii) receives funding from outside sources of more than $1,000,000.  JEC was also entitled to receive  100,000 shares of the Company’s common stock or, at JEC’s election, an option exercisable for 100,000 shares of common stock at a nominal exercise price however, the shares and options were not issued and after December 31, 2009 JEC waived the right to receive them.  JEC is further entitled to receive 20% of  the net profit derived from transactions for the sale of steel by NBS.  Net profit means the gross proceeds from such transactions less direct transaction expenses incurred in connection therewith.  Such payments shall be made monthly during NBS’ full operational life.   The agreement also provides for the reimbursement of reasonable operating expenses, including costs for travel, cost of preparation of documents, reasonable fees and expenses of retained professionals and legal expenses, not to exceed $10,000 without prior consent of the Company.  Since the inception of this agreement through September 30, 2010, the Company paid JEC $20,000

Beginning in January, 2010, JEC also receives a monthly consulting fee for ad-hoc projects as deemed necessary by the Company.  During the quarter ended September 30, 2010, the Company paid JEC $52,000.

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

M. NONLINEAR CONSULTING AGREEMENT AND $50,000 NOTE PAYABLE

The Company borrowed $50,000 in September 2010 from the management of its Natural Blue Steel subsidiary.  The interest rate is 40% and the note is due on December 21, 2010.

N. SUBSEQUENT EVENTS

There were no material subsequent events to disclose during the period from September 30, 2010 to November 19, 2010, the date these financial statements were issued.

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

CasCommunications

CasCommunications is an inactive Florida corporation.  We own 40% of the outstanding common stock of CasCommunications.  CasCommunications did not generate any revenue or expense for the fiscal year ended December 31, 2009 or the nine months ended September 30, 2010. The Company is exploring options related to CasCommunications, but has ceased any further investment in this company.

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

In December, 2009, EcoWave purchased the pilot unit necessary to allow EcoWave to facilitate a first hand review of the process and establish small scale residual processing.  In late January 2010 the preliminary tests proved that the EcoWave technology is working and the Company anticipates that EcoWave will start operating in fiscal 2011.

4

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

Currently, NBS has no employees and the Company is using outside consultants to help NBS devise and implement its business plan and strategy.  The Company has entered into an agreement on October 26, 2009 with two separate entities to identify and procure recycled steel on behalf of and to manage the business of NBS (“Steel Management Contract”).  Pursuant to the Steel Management Contract, the Company shall pay to the principals of the counterparties on a monthly basis, the amount of $15,000 or 10% of the net operating profit of NBS, whichever is greater.  In addition, should NBS achieve certain production and profit levels derived from the Steel Management Contract, the Company shall pay a bonus of 100,000 shares of the Company’s common stock for each month over a 16 month period that the target production and profit levels are achieved.  The Company also agreed to reimburse the principals of the Steel Management Contract for travel and other organizational expenses as incurred. These agreements are currently on hold and subject to further negotiation.  The Company also has borrowed $50,000 from the management of NBS.  The note is due on December 21, 2010.

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

SALES PERSONNEL

As of September 30, 2010, we continue to use the services of our executive management to sell our services and products. We have contracted with independent marketing and sales representatives to sell and distribute for EcoWave.  At the current time, we do not need additional sales support; however, should our services and products expand and sales increase, we plan to employ additional regional sales representatives to promote and sell our products and services to governments, companies, and other commercial entities. We intend to provide service and support to our sales representatives, including advertising and sales materials.

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

RESULTS OF OPERATIONS:

The Company incurred a loss from continuing operations of $569,122 and $1,731,880 for the nine and three months ended September 30, 2010, respectively.  The major components of these operating losses were as follows:

Total Amount

Total Amount

For the Nine

For the Three

Months Ended

Months Ended

September 30,

September 30,

2010

2010

Expense Category

Consulting

$

1,065,124

$

527,551

Professional Fees

363,799

8,340

Salaries and Wages

158,809

--

Bad Debt Expense

--

--

Depreciation

46,664

23,332

Travel

88,040

9,519

All Other Expenses

9,444

380

Total Operating Expenses

1,731,880

559,122

The company’s Natural Blue Resources Nevada and Natural Blue Resources Delaware were merged on July 24, 2009. As the Company was newly formed, comparative analysis for the period ending September 30, 2010 to 2009 is not meaningful.

During the quarter ended June 30, 2010. EcoWave began depreciating its demonstration equipment and recorded depreciation expense of $46,664 for the year to date. Most of the operating expenses incurred by the Company has been and is expected to remain for the near future for consultants and professional services.  As the Company has limited employee resources, it is reliant upon consultants and the services of other professionals, notably legal and accounting related, to work with the subsidiaries.  Since the Company is still in its Development Stage, there are no revenues to offset these expenses and the Company has used and continues to use significant amounts of cash while in this stage.   Without additional funding sources, it is likely that the Company will no longer be able to afford these consultant and professional fee expenses which would hamper the Company’s ability to meet its stated business objectives.

LIQUIDITY AND CAPITAL RESOURCES:

Currently, our sources of cash are limited to our current cash reserves.  Cash on hand was $20,880 and $689,899 as of September 30, 2010 and December 31 2009, respectively.  Our current businesses are operating on a negative cash flow basis and we do not have any sources of debt financing available to us.  Our ability to continue to operate our current businesses and to acquire and operate additional businesses in the future will be dependent upon raising capital and generating cash flow from existing businesses.  There are no assurances that we will be successful in raising capital at all, or that any capital available to us will be available on terms and conditions acceptable to us.  There are also no assurances that our existing businesses will be successful in generating cash flow sufficient to sustain them and allow their continued development.  We do not anticipate that we will have access to debt financing under terms acceptable to us in the foreseeable future.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s management, consisting of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

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

8

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

From May 18 to September 10, 2010, the Company engaged in a private placement wherein 625,000 shares of its common stock were issued.  Gross proceeds from the private placement were $62,500.

In July 2010 the Company sold 40,000 shares to one individual for cash of $4,000.

In the quarter ended September 30, 2010 the Company issued 4,255,000 shares of common stock for services valued at $.10 per share.

The offer and sale of common stock was made without public solicitation or advertising to a limited number of persons and therefore was exempt from registration under Section 4(2) of the Securities Act of 1933. No underwriter was involved.

Proceeds from the private placement were used in operations of the Company.

9

ITEM 6.  EXHIBITS

Exhibit

Number

Description

Notes

3.1

Certificate of Amendment to Certificate of Incorporation of Datameg Corporation

filed September 18, 2009 with the Secretary of State of Delaware

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

3.           This exhibit was filed as Schedule14F1 filed with the Securities and Exchange Commission on August 10, 2009, and is incorporated herein by reference thereto.

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURAL BLUE RESOURCES, INC.

Date:  November 19, 2010

By:

/s/ Toney Anaya

Toney Anaya

Chief Executive Officer and duly authorized officer

Date:  November 19, 2010

By:

/s/ Jehu Hand

Jehu Hand

Chief Financial  Officer (principal financial and accounting  officer)