Form 10-Q/A
period 2010-09-30
NATURAL BLUE RESOURCES, INC.
filed 2011-02-08
CIK 716749

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

10,516

2,604

Total Current Assets

234,720

843,358

EQUIPMENT

422,015

463,849

OTHER ASSETS

Investment in available-for-sale securities

13,750

133,750

TOTAL ASSETS

$

670,485

$

1,440,957

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses

887,352

630,311

Notes payable - current portion

327,869

253,885

Total Current Liabilities

1,215,221

884,196

TOTAL LIABILITIES

1,215,221

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

670,485

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

331,026

34,289

617,071

(Increase)/Decrease in prepaids

(7,912)

(3,635)

(10,515)

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

NATURAL BLUE RESOURCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Nine Months Ended September 30, 2010

Revenue Recognition:

The Company did not recognize any revenue during the nine  month period ended September 30, 2010 or during the period from March 2, 2009 (inception) to September 30, 2010.

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

$

267,481$

253,885

Note payable to Nonlinear, dated September 2010, due December

16, 2010, with interest at 40% (Note M)

50,388

--

Note payable to C.L. and J.L. Gooden, dated 9/24/2010, due

12/ 24/ 2010 or as agreed, 0% interest, of which $10,000

was loaned as of 9/30/2010 and the remaining $40,000 in October 2010

10,000

--

Total notes payable

$

327,869

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

From May 18 to September 10, 2010, the Company engaged in a private placement wherein 625,000 shares of its common stock were issued.  Gross proceeds from the private placement were $62,500. An additional 40,000 shares were sold in July for $4,000, and in the quarter ended September 30, 2010 the Company issued 4,255,000 shares of common stock for services valued at $.10 per share.

K. RELATED PARTY TRANSACTIONS

At September 30, 2010 and December 31, 2009, the Company was not indebted to any related parties.

The Company does not own any real property.  The Company formerly utilized certain office and warehouse space at 13511 Granville Avenue, Clermont, Florida, in a facility owned by Blue Earth Solutions, Inc. (“Blue Earth”), a company in which certain of the Company’s consultants and their affiliates are shareholders. There was a verbal agreement between the two parties that the rent and related expenses are offset by professional services rendered by the Company’s employees. There is no lease for such office and warehouse space and the Company provided Blue Earth Solutions certain services and use of certain personnel in consideration of the Company’s use of the space.

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

M. ADDITIONAL NOTES PAYABLE

The Company borrowed $50,000 in September 2010 from the management of its Natural Blue Steel subsidiary.  The interest rate is 40% and the note is due on December 21, 2010.

The Company also executed a Promissory Note for $50,000 to an unrelated party on September 24,2010. Under the Note, which bears no interest and is due in 90 days, or such time as the lenders agree, the Company is to use the funds in connection with a metal salvage joint venture project in Harvey, Louisiana. The Company is also obligated under the  Promissory Note to pay an additional $50 per metric ton salvaged, up to an additional $40,000 (total $90,000). The joint venture is still in progress and as of February 7, 2011 no payments have been made. As of September 30, 2010 the first $10,000 had been advanced to the Company under the Note (accounted as a prepaid expense) and the remaining $40,000 was advanced in October, 2010.

N. SUBSEQUENT EVENTS

There were no material subsequent events to disclose during the period from September 30, 2010 to November 19, 2010, the date these financial statements were issued, other than as set forth in Note M.

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

RESULTS OF OPERATIONS:

The Company incurred a loss from continuing operations of $1,731,880 and $569,122 for the nine and three months ended September 30, 2010, respectively.  The major components of these operating losses were as follows:

Total Amount

Total Amount

For the Nine

For the Three

Months Ended

Months Ended

September 30,

September 30,

2010

2010

Expense Category

Consulting

$

1,065,124

$

527,551

Professional Fees

363,799

8,340

Salaries and Wages

158,809

--

Bad Debt Expense

--

--

Depreciation

46,664

23,332

Travel

88,040

9,519

All Other Expenses

9,444

380

Total Operating Expenses

1,731,880

569,122

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

NATURAL BLUE RESOURCES, INC.

Date:  February 7, 2011

By:

/s/ Erik Perry

Erik Perry

Chief Executive Officer and duly authorized officer

Date:  February 7, 2011

By:

/s/ Jehu Hand

Jehu Hand

Chief Financial  Officer (principal financial and accounting  officer)